Form 10-Q
period 1999-06-30
RAVISENT TECHNOLOGIES INC
filed 1999-08-30
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________
                       Commission File number 000-26287


                          RAVISENT Technologies Inc.
            (Exact Name of Registrant as Specified in Its Charter)


   Delaware                                      23-2763854
   --------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

                           One Great Valley Parkway
                         Malvern, Pennsylvania  19355
                         ----------------------------
                   (Address of Principal Executive Offices)
      Registrant's Telephone Number, Including Area Code: (800) 700-0362

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes             No    X
                                              ---------      ---------

On June 30, 1999, 3,372,751 shares of the Registrant's Common Stock, $.06 par value, were outstanding.

                          RAVISENT Technologies Inc.
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999


                                     INDEX




Part I:     Financial Information

  Item 1: Financial Statements (Unaudited)

                                                                                                Page
                                                                                                ----
          Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998            3

          Condensed Consolidated Statements of Operations for the three and six months            4
          ended June 30, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows                                         5
          for the three and six months ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements                                    7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                          14

  Item 3: Quantitative and Qualitative Disclosures About Market Risk                             42

Part II:  Other Information

  Item 2: Changes in Securities and Use of Proceeds                                              43

  Item 6: Exhibits and Reports on Form 8-K                                                       43

Signature                                                                                        44

Exhibit Index                                                                                    45


Item 1:  Financial Statements

                          RAVISENT TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                 June 30,   Dec. 31,
                                                   1999       1998
                                                 ---------  ---------
                                                (unaudited)

                ASSETS

Current assets:
 Cash and cash equivalents.....................  $  1,822   $  1,024
 Accounts receivable, net of allowance for
  doubtful accounts of $265 in 1998 and $200
  in 1999......................................    10,158     11,111
 Inventory.....................................       561      1,296
 Prepaid expenses..............................       161         72
                                                 --------   --------
  Total current assets.........................    12,702     13,503
Furniture and equipment, net...................       968        875
Goodwill and other intangibles, net of
accumulated amortization of $664 in 1998 and
$1,142 in 1999.................................     4,153      2,881
Debt issuance costs, net of accumulated
 amortization of $62 in 1998 and
 $69 in 1999...................................        18         25
Loan receivable--officer.......................        --         60
Deferred offering costs........................       692         --
Other assets...................................        24         30
                                                 --------   --------
  Total assets.................................  $ 18,557   $ 17,374
                                                 ========   ========

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable..............................  $  6,341   $  9,916
 Bank line of credit...........................     1,991         --
 Accrued expenses and other....................       325      1,114
 Other current liabilities.....................     2,072      2,560
 Current installments of obligations under
  capital leases...............................         9         13
                                                 --------   --------
  Total current liabilities....................    10,738     13,603
Subordinated notes payable.....................       625        625
Other long-term liabilities....................       402        788
Obligations under capital leases, excluding
 current installments..........................         2          5
                                                 --------   --------
  Total liabilities............................    11,767     15,021
                                                 --------   --------


Mandatory redeemable convertible preferred
 stock, $.06 par value; 31,523,684 shares
 authorized; 3,913,072 Series B outstanding in
 1998 and 1999; liquidation preference of
 approximately $19,487 at 1998 and 1999;
 net of subscription receivable of $625 for
 125,502 shares at 1998........................    20,370     14,589
Stockholders' deficiency:
 Common stock, $.06 par value (80,000,000
  shares authorized; 3,520,851 and
  3,520,851 shares issued in 1998 and
  1999)........................................       211        211

 Additional paid-in capital....................    13,561     12,889
 Deferred stock compensation...................    (1,949)      (749)
 Accumulated deficit...........................   (24,116)   (23,842)
 Accumulated other comprehensive income........       (67)       (25)
 Treasury stock at cost, 200,000 shares........      (720)      (720)
 Note Receivable...............................      (500)        --
                                                 --------   --------
   Total stockholders' deficiency..............   (13,580)   (12,236)
                                                 --------   --------
  Total liabilities and stockholders'
   deficiency..................................  $ 18,557   $ 17,374
                                                 ========   ========


                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)



                                   Three Months                Six Months
                                     Ended                       Ended
                                    June 30,                    June 30,
                               1999         1998          1999         1998
                            -----------  -----------   ----------- -----------
                            (unaudited)  (unaudited)   (unaudited) (unaudited)

Revenues:
 License and services.....     $ 3,838     $    987        $ 6,128   $    997
 Hardware.................       7,763        3,867         16,285      7,000
                               -------     --------        -------   --------
   Total revenues.........      11,601        4,854         22,413      7,997

Cost of Revenue...........       7,657        3,713         15,056      6,790
                               -------     --------        -------   --------
   Gross profit...........       3,944        1,141          7,357      1,207
Research and
 development..............       1,443          944          2,908      1,442
Sales and marketing.......       1,066          476          2,128        941
General and
 administrative...........       1,618        1,482          2,769      2,002
Acquired in-process
 research and
 development..............          --        7,900             --      7,900
   Total operating             -------     --------        -------   --------
    expenses..............       4,127       10,802          7,805     12,285
                               -------     --------        -------   --------
    Operating loss........        (183)      (9,661)          (448)   (11,078)

 Interest expense,
  net.....................          65          350            110        477

Net loss..................        (248)     (10,011)           (558)  (11,555)
                               -------     --------        --------
Loss per share -- before
 accretion................     $ (0.07)    $  (3.31)       $  (0.17) $  (4.53)

Accretion of mandatory
 redeemable preferred
 stock....................         283           --             566        --
                               -------     --------        --------  --------
Loss attributable to
 common stockholders......        (531)     (10,011)        (1,124)   (11,555)
                               =======     ========        =======   ========
Basic and diluted net
 loss per common share....     $ (0.16)    $  (3.31)       $ (0.34)  $  (4.53)
                               =======     ========        =======   ========

Number of shares used in       =======     ========         =======   ========
 calculation of basic
 and diluted net loss
 per common share.........       3,331        3,029          3,326      2,548
                               =======     ========        =======   ========



                           RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                     Six Months
                                       Ended
                                      June 30,
                                   1999      1998
                                 --------  ---------
                               (unaudited)(unaudited)

Cash flows from operating
 activities:
Net loss.......................  $  (558)  $(11,555)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization................      757        296
  Noncash compensation and
   other expenses..............      132         --
  Acquired in-process
   research and
   development.................       --      7,900
  Changes in items
   affecting operations:
    Accounts receivable........    1,013     (4,738)
    Inventory..................      735       (644)
    Prepaid expenses...........      (89)      (127)
    Accounts payable...........   (3,575)      (833)
    Accrued expenses and
     other.....................     (789)      (296)
                                 -------   --------
Net cash used in
operating activities...........   (2,374)    (9,997)
                                 -------   --------
Cash flows from investing
 activities:
 Capital expenditures..........     (240)      (375)
 Acquisition, net of cash
  acquired.....................       --     (3,231)
                                 -------   --------
Net cash used in
investing activities...........     (240)    (3,606)
                                 -------   --------
Cash flows from financing
 activities:
 Repayments under capital
  lease obligations............       (7)       (35)
Secured borrowings
 (repayments)..................       --       (278)
Note receivable................     (500)        --
Proceeds from bridge loans            --      3,320

Net proceeds from
 issuance of common
 stock.........................       --        183

Net proceeds from Series
 B and C preferred stock.......    3,536     12,769
Net borrowings under bank
 line of credit................    1,991          2
Borrowings (repayments)
 under other
 liabilities...................     (874)       453
Repurchase of common
 stock.........................       --       (720)
Deferred offering costs........     (692)        --
                                 -------   --------
Net cash provided by
 financing activities..........    3,454     15,694
                                 -------   --------
Effect of exchange rate
 changes on cash and cash
 equivalents...................      (42)        --
                                 -------   --------
Net increase in cash and
 cash equivalents..............      798      2,091
                                 -------   --------
Cash and cash equivalents:
 Beginning of period...........    1,024        607
                                 -------   --------
 End of period.................  $ 1,822   $  2,698
                                 =======   ========
Supplemental disclosure of
 cash flow information:
 Cash paid during the period
 for:
 Interest......................  $   128   $    583
Noncash investing and
 financing activities:
 Issuance of warrants in
  connection with bank
  line of credit and
  bridge loans.................       --         68
 Issuance of options in
  connection with equity
  transactions and grants
  below fair value.............       --        139
 Issuance of common stock
  and preferred stock for
  consideration of private
  placement fees...............       --        542
 Amortization of deferred
  stock compensation...........      132         12
 Bridge loans converted
  to Series B preferred
  stock........................       --      4,820
 Issuance of common stock
  as consideration for
  interest.....................       --         30
 Issuance of Series C
 preferred stock as
 consideration for
 intangible assets.............    1,716         --

RAVISENT TECHNOLOGIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Information with respect to June 30, 1998 and 1999 is unaudited)

(1) Summary of Significant Accounting Policies

 (a) Description of Business

  RAVISENT Technologies Inc., which changed its name from Divicore Inc. in June 1999 and from Quadrant International, Inc. in May 1999, designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems and consumer electronic devices. The company also provides supporting hardware designs to selected customers as well as customization services and customer support. The company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and consumer electronics platforms. The company's customers consist principally of personal computer and consumer electronics manufacturers.

  During 1998 the company's revenue was substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers and prior to 1998 through wholesale distributors. The company has recently changed its strategic focus from selling a hardware-based digital video solution to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers.

  The company was incorporated in Pennsylvania in April 1994.

    As more fully described in NOTE (7) on July 16, 1999, the company completed an Initial Public Offering of its common stock.

  (b) Unaudited Interim Financial Information

  The interim consolidated financial statements of the company for the three and six months ended June 30, 1998 and 1999, included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the company at June 30, 1999, and the results of its operations for the three and six months ended June 30, 1998 and 1999, and its cash flows for the six months ended June 30, 1998 and 1999. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, included in the Company's S-1 Registration Statement which was declared effective by the SEC on July 15, 1999.


  (c) Principles of Consolidation

  The consolidated financial statements include the financial statements of the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (d) Goodwill and Other Intangibles

  Goodwill and other intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at four years. The company assesses the recoverability of goodwill, as well as other long-lived assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires the company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

 (e) Deferred Offering Costs

  As of June 30, 1999, specific incremental costs directly attributable to the company's initial public offering process have been deferred. These costs will be charged against additional-paid-in-capital in connection with the consummation of this offering.

 (f) Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The company adopted SFAS No. 130 during 1998.

 (g) Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of this standard did not have a material effect on the company's capitalization policy.

  In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the company has expensed these costs historically, the adoption of this standard did not have an impact on the company's results of operations, financial position or cash flows.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the company does not currently engage or plan to engage in derivative or hedging activities there will be no impact to the company's results of operations, financial position or cash flows upon the adoption of this standard.

  In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The company does not expect the adoption of SOP 98-9 to have a material effect on its financial condition or results of operations.

(2) Comprehensive Income

  The components of comprehensive income (loss) are as follows (in thousands):


                                  Three months           Six months
                                     Ended                 Ended
                                    June 30,              June 30,
                                -----------------  ----------------------
                                 1999     1998        1999        1998
                                ------  ---------  -----------  ---------

Net loss......................  $(248)  $(10,011)       $(558)  $(11,555)
Foreign currency translation
 adjustment...................    (22)                    (67)        --
                                -----   --------   ----------   --------
  Comprehensive loss..........  $(270)  $(10,011)       $(625)  $(11,555)
                                =====   ========   ==========   ========
(3) Acquisition

  In April 1998, the company completed the acquisition of Viona Development Hard & Software Engineering GmbH (Viona) a company located in Karlsruhe, Germany specializing in the development of digital video technology.

  The company paid a total of $11.4 million consisting of: $5.8 million in cash, of which $2.6 million was paid at closing, $2.1 million will be paid during 1999, and $1.35 million, recorded at a discounted value of $1.1 million, will be paid in equal installments at the end of each of the next three fiscal years; issued 1,204,820 shares of the company's common stock valued at $4.8 million; and incurred transaction costs of $0.8 million.


  The acquisition of Viona was recorded under the purchase method of accounting. The results of operations of Viona have been included in the company's consolidated financial statements from April 1, 1998. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of approximately $7.9 million to the company's operations in April 1998. At the date of acquisition, Viona had five development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 30%-35% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The five development projects ranged in percentage of completion at the date of acquisition from 5% to 80%.

  The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $3.5 million has been recorded as goodwill and other intangibles and is amortized on a straight-line basis over four years.

  The purchase price was allocated as follows (in thousands):


  Fair value of assets acquired....................................... $   542
  Goodwill............................................................   3,503
  Workforce in place..................................................      42
  In-process research and development technology......................   7,900
  Liabilities acquired................................................    (557)
                                                                      -------
                                                                      $11,430
                                                                      =======



(4) Other Liabilities

  In connection with the company's acquisition of Viona during 1998 (note 3), $1.35 million of the purchase price, recorded at a present value of $1.1 million, is payable in equal annual installments over the next three years. As such, $0.4 million of the amount is included in other current liabilities with the remaining amount included in other long-term liabilities.

(5) Equity Transactions and Capital Stock

Preferred Stock


In April 1999 the company completed a financing in which it issued convertible securities to an affiliate of Intel for $4.7 million and entered into a license agreement covering certain Intel technology. The purchase price received from Intel consisted of cash consideration of $3.0 million and, in addition, the company was granted a license for Intel technology valued at $1.7 million. The Intel license permits the company to incorporate the Intel digital content receiver technology into the company's products on a royalty free basis as the company's products are subsequently licensed to its customers. The company has capitalized the $1.7 million and will amortize this cost as products are delivered over its estimated economic life of four years. The convertible securities were converted into 549,650 shares of the company's Series C preferred stock in May 1999.


 Preferred Stock Subscription

  In March 1998, the company entered into a subscription and technology license agreement. This agreement provides, among other things, for the company to license certain technology to an unrelated third party (the licensee). In connection with the agreement, the licensee is required to pay a minimum of $750,000 at the end of each calendar quarter during the first year and a minimum of $900,000 at the end of each calendar quarter during the second year. Included in the first year quarterly payments is $125,000 per quarter that will be applied towards the purchase of the company's Series B preferred stock at $4.98 per share. The quarterly payment for the fourth quarter of the second year includes $500,000 that will be applied towards the purchase of the company's Series B preferred stock at $4.98 per share. The purchase of the preferred stock under this agreement is on the same terms as the licensee's purchase of Series B preferred stock in April 1998. The $625,000 minimum quarterly royalty payments in year one will be recognized as revenue during each respective quarter. The $900,000 minimum quarterly payments for each of the first three quarters and the $400,000 for the fourth quarter of the second year will be recognized as revenue during each of those respective quarters.

  As of December 31, 1998, the company has issued 75,301 shares of Series B preferred stock under this agreement.

  In April 1999 the company issued 25,100 shares of Series B preferred stock under this agreement. In addition, the company amended the above agreement and issued 100,402 shares of Series B preferred stock and warrants for the purchase of 40,863 shares of common stock in exchange for which it received a promissory note with an aggregate value of $500,000 due in April 2000. The $500,000 note reflects the payment due in the fourth quarter of the second year of the above agreement.

(6) Stock Options

  In February 1999, the company granted 144,688 options, with an exercise price of $2.52 per share. The company has recorded $504,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period. In June 1999, 481,555 options were granted with an exercise price of $10.20 per share. The company has recorded $867,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period.

(7) Contingencies

  The company is party to certain legal actions arising in the normal course of business. A former supplier of the company has filed a complaint alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The company intends to defend the complaint vigorously. However, at this time it is too early to estimate or predict the outcome of the complaint. In addition, the company is aware that several entities have asserted that technology which forms an essential part of the industry standard for DVD and which is incorporated into the company's DVD solutions, infringes patents held by such entities. If it is determined that the company has infringed these patents, the company could be liable for damages and may be required to pay license fees in connection with the use of the technology. Management of the company, however, does not believe the resolution of these potential contingencies will have a material impact on the financial position or results of operations of the company.

(8) Reincorporation; Approval of Public Company-Style Charter and Bylaws

  In June 1999, the Board of Directors and the shareholders of the Company authorized the company to reincorporate as a Delaware corporation through the merger of the company into RAVISENT Technologies Inc., a wholly-owned Delaware subsidiary. The reincorporation became effective as of June 29, 1999. The provisions of the company's Delaware certificate of incorporation were identical to the provisions of the company's Pennsylvania articles of incorporation, except for certain changes resulting from differences in state law. In addition, the Delaware corporation qualified to do business as a foreign corporation in Pennsylvania. The reincorporation also had the effect of changing the company's name from Divicore Inc. to RAVISENT Technologies Inc.

(9) Subsequent Events

  In July 1999, the company filed an amendment to its certificate of incorporation which effected a 1-for-6 reverse stock split. All shares and per-share amounts in the consolidated financial statements have been restated to reflect the reverse stock split. The information presented in the company's Registration Statement on Form S-1 (Reg. No. 333-77269) also took into account the reverse stock split.

  In April 1999, the board of directors authorized the filing of a registration statement with the Commission under the Securities Act of 1933, as amended, in connection with an initial public offering of the company's common stock. On July 15, 1999, the Commission declared the registration statement effective and on July 16, 1999, the company commenced its initial public offering. The company sold an aggregate of 5,750,000 shares of its common stock to the public in the offering, including 750,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters. All of the shares sold in the offering were sold by the company. The net proceeds to the company from the offering, after deducting underwriting discounts and commissions but before deducting any offering expenses, were $64,170,000. The company used a portion of the net proceeds to repay all outstanding amounts owed by the company on its bank line of credit and invested the remaining portion of the proceeds in short-term interest bearing, investment grade securities. These remaining proceeds will be used in the future for general corporate purposes, including working capital, marketing, research and development, product management and capital expenditures. In addition, the company may use a portion of the net proceeds to acquire or invest in complimentary businesses or products or to obtain the right to use complimentary technologies. However, the company currently has no agreements or commitments with respect to any such acquisitions or investments.

  In June 1999, the board of directors of the Delaware corporation into which the company merged and the board of directors of the company, as sole stockholder of the Delaware corporation, authorized the Delaware corporation to amend and restate its certificate of incorporation and bylaws to adopt public company-style provisions concurrent with, and subject to, the closing of the company's initial public offering. On July 21, 1999, immediately prior to the closing of the company's initial public offering, the company filed an amended and restated certificate of incorporation with the state of Delaware and adopted amended and restated bylaws. The amended and restated certificate of incorporation effected a recapitalization of the company, authorizing it to issue up to 50,000,000 shares of common stock, $.001 par value and 5,000,000 shares of undesignated preferred stock, $.001 par value. The amended and restated bylaws substantially revised certain corporate procedures applicable to the company, including the mechanisms for effecting written consents of stockholders, nominating, electing and removing directors, placing resolutions before a stockholder vote and calling special meetings of stockholders.

On July 16, 1999, the Company commenced the Offering and sold an aggregate of 5,750,000 shares (including 750,000 shares subject to the underwriters' overallotment option) of the Company's Common Stock to the public. All of the shares of Common Stock sold in the Offering were sold by the Company. Net proceeds to the Company were $64,170,000, after deducting underwriting discounts and commissions. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by the Company on its bank line of credit, invest in short-term interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The remaining proceeds will be used for general corporate purposes, including working capital, product development and repayment of certain indebtedness. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments.

The following pro forma balance sheet sets forth the financial position of the Company as of June 30, 1999 as if the Offering had closed and all proceeds were received on June 30, 1999, and all IPO related expenses had been accrued or paid.


                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED PRO FORMA BALANCE SHEET
                                (in thousands)



                                                                     PRO FORMA
                                                                     POST IPO
                                                                     BALANCE
                                           June 30,1999   Adjustment  SHEET
                                           ------------   ---------- -----------
                                            (unaudited)  (unaudited) (unaudited)

                  ASSETS

Current assets:
 Cash and cash equivalents.....................  $  1,822   $ 63,946   $ 65,768
 Accounts receivable, net of allowance for
  doubtful accounts of $467 in 1997 and $265
  in 1998 and 1999.............................    10,158         --     10,158
 Inventory.....................................       561         --        561
 Prepaid expenses..............................       161        697        858
                                                 --------   --------   --------
  Total current assets.........................    12,702     64,643     77,345
Furniture and equipment, net...................       968         --        968
Goodwill and other intangibles, net of
 accumulated amortization of $664 in 1998 and
 $886 in 1999..................................     4,153         --      4,153
Debt issuance costs, net of accumulated
 amortization of $22 in 1997, $62 in 1998 and
 $64 in 1999...................................        18         --         18
Loan receivable--officer.......................        --         --         --
Deferred offering costs........................       692       (692)        --
Other assets...................................        24         --         24
                                                 --------   --------   --------
  Total assets.................................  $ 18,557   $ 63,951   $ 82,508
                                                 ========   ========   ========

  LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:
 Accounts payable..............................  $  6,341         --   $  6,341
 Bank line of credit...........................     1,991         --      1,991

 Accrued expenses and other....................       325       (154)       171
 Other current liabilities.....................     2,072         --      2,072
 Loan payable..................................        --        537        537
 Current installments of obligations under
  capital leases...............................         9         --          9
                                                 --------   --------   --------
  Total current liabilities....................    10,738        383     11,121
Subordinated notes payable.....................       625       (625)        --
Other long-term liabilities....................       402        360        762
Obligations under capital leases, excluding
 current installments..........................         2         --          2
                                                 --------   --------   --------
  Total liabilities............................    11,767        118     11,885
                                                 --------   --------   --------

Mandatory redeemable convertible preferred
 stock, $.06 par value; 31,523,684 shares
 authorized; 3,913,072 Series B and 549,660
 Series C outstanding in 1999 and none
 outstanding in 1999 pro forma.................    20,370    (20,370)        --
Stockholders' deficiency:
 Common stock, $.06 par value (80,000,000
  shares authorized; 3,520,851 and 15,488,332
  shares issued in 1999 and 1999 pro forma,
  respectively)................................       211        878      1,089
 Additional paid-in capital....................    13,561     83,325     96,886
 Deferred stock compensation...................    (1,949)        --     (1,949)
 Accumulated deficit...........................   (24,116)        --    (24,116)
 Accumulated other comprehensive income........       (67)        --        (67)
 Treasury stock at cost, 200,000 shares........      (720)        --       (720)
 Note receivable...............................      (500)        --       (500)
                                                 --------   --------   --------
  Total stockholders' equity (deficiency)......   (13,580)    84,203     70,623
                                                 --------   --------   --------
  Total liabilities and stockholders'
   equity (deficiency).........................  $ 18,557   $ 63,951   $ 82,508
                                                 ========   ========   ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. RAVISENT's actual results could differ from those anticipated in these forward-looking statements as a result of various factors including but not limited to, those discussed in "Risk Factors," and elsewhere in this report.

Overview

  RAVISENT designs, develops, licenses and markets innovative modular software solutions that enable digital video and audio stream management in personal computer systems and consumer electronics devices. RAVISENT also licenses supporting hardware designs to selected customers and provides customization services and customer support. RAVISENT's solutions enable decoding and encoding multimedia formats such as DVD, DBS/DVB and HDTV on existing personal computer and consumer electronics platforms. RAVISENT's digital solutions incorporate industry standards for video and audio compression and are independent of operating systems and silicon components.

  RAVISENT's customers consist primarily of personal computer and consumer electronics manufacturers. In addition, RAVISENT supplies its software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. In the quarter ended June 30, 1999, RAVISENT generated approximately 98.5% of its total revenues from personal computer and peripherals manufacturers. However, RAVISENT anticipates that an increasing percentage of revenues, beginning in the second half of 1999, will be derived from consumer electronics and semiconductor manufacturers.

Substantially all of RAVISENT's second quarter 1999 revenues were derived from Software CineMaster 98 and Hardware CineMaster 98, which were introduced in December 1997. In August 1998, RAVISENT launched its software-only solution, Software CineMaster 98, and began to transition its business model from a direct product sales approach to a license approach. License revenues from Software CineMaster 98 are currently RAVISENT's sole source of license revenue. RAVISENT currently expects to release the successor product to Software CineMaster 98 during the fall of 1999. As part of its license approach, RAVISENT began entering into manufacturing and license agreements with third parties under which RAVISENT will no longer manufacture Hardware CineMaster 98. Once the transition to a licensing business model is completed, RAVISENT will receive a per unit license fee on all future sales of Hardware CineMaster 98. In the future, RAVISENT expects that most of its revenues will be derived from licenses of its software and its hardware designs. As a result of this change, RAVISENT will recognize lower revenues in 1999 than in 1998, which RAVISENT expects to be accompanied by a decrease in its cost of revenues.

  RAVISENT's revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting of direct sales of hardware subsystems to personal computer and peripherals manufacturers, have represented most of RAVISENT's total revenues in the past but are expected to be nominal in the future. License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates RAVISENT's software solutions or software with supporting hardware designs. Service revenues consist of engineering fees from consumer electronics, personal computer, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis.

  License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating RAVISENT technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. RAVISENT's license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of RAVISENT's contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered and collectibility is probable. The amount and timing of prepaid fees could cause RAVISENT's operating results to vary significantly from period to period. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.


  In April 1998, RAVISENT acquired Viona, a German engineering services company. Prior to the acquisition, RAVISENT had contracted Viona to co-develop its products and a significant portion of its software and systems architecture. The purchase price was approximately $11.4 million, and the acquisition was recorded under the purchase method of accounting. The results of operations of Viona have been included in RAVISENT's operating results since the date of acquisition. In connection with the acquisition, RAVISENT expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million, and intangible assets totaling $3.5 million less, liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. RAVISENT plans to amortize the remaining goodwill and other intangibles associated with the acquisition over the next four years.

  In April 1999, RAVISENT completed a financing in which it issued convertible securities to an affiliate of Intel of $4.7 million and entered into a license agreement covering certain Intel technology.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in RAVISENT's consolidated statements of operations:

                                                  (unaudited)
                                    (in thousands, except per share amounts)
                                           Quarter Ended June 30,

Consolidated Statement of Operations Data

                                        1999                   1998
                                            Percent                  Percent
                                              of                        of
                                 Amount    Revenues    Amount        Revenues
Revenues:
   License and Services          $ 3,838       33.1%   $   987         20.3%
   Hardware                      $ 7,763       66.9%   $ 3,867         79.7%
                                 -------     ------    -------       --------
  Total Revenues                 $11,601      100.0%   $ 4,854        100.0%

Cost of Revenues                 $ 7,657       66.0%   $ 3,713         76.5%
                                 -------     ------    -------       --------
Gross Profit                     $ 3,944       34.0%   $ 1,141         23.5%

Research and Development         $ 1,443       12.4%   $   944         19.4%
Sales and Marketing              $ 1,066        9.2%   $   476          9.8%
General and Administrative       $ 1,618       14.0%   $ 1,482         30.5%
Acquired In-Process Research
 and Development                      --         --    $ 7,900       (162.8)%
                                 -------     ------    -------       --------
Total Operating Expenses         $ 4,127       35.6%   $10,802        222.5%

Operating Loss                   $  (183)     (1.6)%   $ (9,661)     (199.0)%

Interest Expense, Net            $    65        .6%    $    350          7.2%
Net Loss                         $  (248)    (2.2)%    $(10,011)     (206.2)%

Loss Per Share -- Before
 Accretion                       $ (0.07)              $  (3.31)

Accretion of Mandatory
 Preferred Stock                 $   283       2.4%
Loss Attributable to
 Common Stockholders             $  (531)     (4.6)%   $(10,011)     (206.2)%
                                 =======     ======    ========      ========
Basic and Diluted Net Loss
 Per Common Share                 $(0.16)              $  (3.31)

Number of Shares Used in
 Calculation of Basic
 and Diluted Net Loss Per
 Common Share                      3,331                  3,029



  Revenues. Total revenues increased 139% from $4.9 million for the quarter ended June 30, 1998 to $11.6 million for the quarter ended June 30, 1999. License and services revenue increased to $3.8 million for the quarter ended June 30, 1999, due primarily to growth in license fees associated with RAVISENT's Software CineMaster 98 product and increased customization services related to RAVISENT's consumer electronics business. Software CineMaster 98 was introduced during the quarter ended June 30, 1998. Hardware revenues increased 101% from $3.9 million for the quarter ended June 30, 1998 to $7.8 million for the quarter ended June 30, 1999, the increase was attributable to increased market acceptance of RAVISENT's Hardware Cinemaster 98 product.


RAVISENT's revenues are concentrated among a few customers. In the quarter ended June 30, 1999, Dell Computer and SMTC accounted for 43% and 19% of RAVISENT's revenues. While RAVISENT believes that the number of customers incorporating its technology into their products will grow, RAVISENT expects that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

  RAVISENT sells its products directly to personal computer and consumer electronics manufacturers in North America and Europe and through a sales representative in Japan. To date, companies based in the Pacific Rim and Europe have accounted for a small portion of RAVISENT's revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

Cost of Revenues. Cost of revenues consist primarily of manufacturing costs associated with Hardware CineMaster 98, costs associated with shipment of Software CineMaster 98 and license fees paid to third parties for technologies incorporated into RAVISENT's products, including Dolby Digital technology. Cost of revenues increased 106% from $3.7 million for the quarter ended June 30, 1998 to $7.7 million for the quarter ended June 30, 1999. The increase in cost of revenues was primarily due to increased product costs associated with the manufacturing of RAVISENT's Hardware CineMaster 98 product.

  Gross Profit. Gross profit increased from $1.1 million for the quarter ended June 30, 1998 to $3.9 million for the quarter ended June 30, 1999, primarily due to increased revenues. As a percentage of total revenues, gross profit increased from 23.5% for the quarter ended June 30, 1998 to 34% for the quarter ended June 30, 1999, primarily as a result of a higher proportion of license revenues associated with RAVISENT's transition during this quarter to a business model based on licensing its technology rather than direct sales of hardware products. For the quarter ended June 30, 1998, hardware revenue represented 80% of total revenues compared to 67% of total revenues for the quarter ended June 30, 1999.

  Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 53%, from $.9 million for the quarter ended June 30, 1998 to $1.4 million for the quarter ended June 30, 1999. As a percentage of total revenues, research and development expenses decreased from 19% to 12%. The increase in research and development expenses in absolute dollars was due primarily to supporting an expanded customer base. The decrease in research and development expenses as a percentage of total revenues resulted primarily from RAVISENT's increased revenue base. RAVISENT expects research and development expenses to continue to increase in absolute dollars in 1999 compared to 1998 as RAVISENT adds additional engineering staff and capabilities.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 124% from $0.5 million for the quarter ended June 30, 1998 to $1.1 million for the quarter ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses decreased from 10% to 9%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from RAVISENT's increased revenue base. RAVISENT expects sales and marketing expenses to increase in absolute dollars in 1999 compared to 1998.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for RAVISENT's finance, human resources, information systems and other management departments. General and administrative expenses increased 9% from $1.5 million for the quarter ended June 30, 1998 to $1.6 million for the quarter ended June 30, 1999. As a percentage of total revenues, general and administrative expenses decreased from 31% to 14%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support RAVISENT's growing business operations. General and administrative expenses decreased as a percentage of total revenues primarily due to RAVISENT's increased revenue base. RAVISENT expects general and administrative expenses to increase in absolute dollars in 1999 compared to 1998 as it continues to build the necessary infrastructure to support its business operations and incurs greater legal and accounting expenses as a public company.

  Deferred Stock Compensation. In September 1998, February 1999 and June 1999, RAVISENT recorded $0.8 million ,$0.5 million and $0.9 respectively, of deferred stock compensation in connection with grants of stock options. RAVISENT will amortize this amount as non-cash compensation expense over the four year vesting period of the options which will approximate $0.3 million per quarter.

  Depreciation and Amortization Expense. RAVISENT recorded depreciation and amortization expense of $0.4 million for the quarter ended June 30, 1999 primarily related to the goodwill recorded as part of the Viona acquisition. See "--Acquired In-Process Research and Development Expense."


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in RAVISENT's consolidated statements of operations:


                                  (unaudited)
                   (in thousands, except per share amounts)
                           Six Months Ended June 30,

Consolidated Statement of Operations Data

                                           1999                                1998
                                                 Percent                               Percent
                                                    of                                    of
                                 Amount          Revenues            Amount            Revenues
Revenues:
  License and Services           $ 6,128           27.3%       $        997               12.5%
  Hardware                       $16,285           72.7%       $      7,000               87.5%
                                 -------          -----        ------------            -------
  Total Revenues                 $22,413          100.0%       $      7,997              100.0%

Cost of Revenues                 $15,056           67.2%       $      6,790               84.9%
                                 -------          -----        ------------            -------
Gross Profit                     $ 7,357           32.8%       $      1,207               15.1%

Research and Development         $ 2,908           13.0%       $      1,442               18.0%
Sales and Marketing              $ 2,128            9.4%       $        941               11.8%
General and Administrative       $ 2,769           12.4%       $      2,002               25.0%
Acquired In-Process Research
 and Development                      --             --        $      7,900               98.8%
                                 -------          -----        ------------            -------
Total Operating Expenses         $ 7,805           34.8%       $     12,285              153.6%

Operating Loss                   $  (448)          (2.0)%      $    (11,078)            (138.5)%

Interest Expense, Net            $   110             .5%       $        477                6.0%
Net Loss                         $  (558)          (2.5)%      $    (11,555)            (144.5)%

Loss Per Share -- Before
 Accretion                       $ (0.07)                      $      (3.31)

Accretion of Mandatory
 Preferred Stock                 $   566            2.5%                 --                 --

                                       18

Loss Attributable to
 Common Stockholders             $(1,124)         (5.0)%       $    (11,555)            (144.5)%
                                 =======          =====        ============            =======
Basic and Diluted Net Loss
 Per Common Share                 $(0.16)                      $      (3.31)

Number of Shares Used in
 Calculation of Basic
 and Diluted Net Loss Per
 Common Share                      3,331                              3,029


  Revenues. Total revenues increased 180% from $8.0 million for the six months ended June 30, 1998 to $22.4 million for the six months ended June 30, 1999. License and services revenue increased to $6.1 million for the six months ended June 30, 1999, due primarily to growth in license fees associated with RAVISENT's Software CineMaster 98 product and increased customization services related to RAVISENT's consumer electronics business. Software CineMaster 98 was introduced during the six months ended June 30, 1998. Hardware revenues increased 133% from $7.0 million for the six months ended June 30, 1998 to $16.3 million for the six months ended June 30, 1999, due primarily to increased market acceptance of RAVISENT's Hardware Cinemaster 98 product. In the six months ended June 30, 1999, CineMaster release 1.2 was phased out of production, in favor of a new release, CineMaster release 3.0.

  Cost of Revenues. Cost of revenues consist primarily of manufacturing costs associated with Hardware CineMaster 98, costs associated with shipment of Software CineMaster 98 and license fees paid to third parties for technologies incorporated into RAVISENT's products, including Dolby Digital technology. Cost of revenues increased 122% from $6.8 million for the six months ended June 30, 1998 to $15.1 million for the six months ended June 30, 1999. The increase in cost of revenues was primarily due to increased product costs associated with the manufacturing of RAVISENT's Hardware CineMaster 98 product.

  Gross Profit. Gross profit increased from $1.2 million for the six months ended June 30, 1998 to $7.4 million for the six months ended June 30, 1999, primarily due to increased revenues. As a percentage of total revenues, gross profit increased from 15% for the six months ended June 30, 1998 to 33% for the six months ended June 30, 1999, primarily as a result of a higher proportion of license revenues associated with RAVISENT's transition during this six months to a business model based on licensing its technology rather than direct sales of hardware products. For the six months ended June 30, 1998, hardware revenue represented 88% of total revenues compared to 73% of total revenues for the six months ended June 30, 1999.

  Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 102%, from $1.4 million for the six months ended June 30, 1998 to $2.9 million for the six months ended June 30, 1999. As a percentage of total revenues, research and development expenses decreased from 18% to 13%. The increase in research and development expenses in absolute dollars was due primarily to supporting an expanded customer base. The decrease in research and development expenses as a percentage of total revenues resulted primarily from RAVISENT's increased revenue base. RAVISENT expects research and development expenses to continue to increase in absolute dollars in 1999 compared to 1998 as RAVISENT adds additional engineering staff and capabilities.


  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 126% from $0.9 million for the six months ended June 30, 1998 to $2.1 million for the six months ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses decreased from 12% to 9%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from RAVISENT's increased revenue base. RAVISENT expects sales and marketing expenses to increase in absolute dollars in 1999 compared to 1998.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for RAVISENT's finance, human resources, information systems and other management departments. General and administrative expenses increased 38% from $2.0 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses decreased from 25% to 12%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support RAVISENT's growing business operations. General and administrative expenses decreased as a percentage of total revenues primarily due to RAVISENT's increased revenue base. RAVISENT expects general and administrative expenses to increase in absolute dollars in 1999 compared to 1998 as it continues to build the necessary infrastructure to support its business operations and incurs greater legal and accounting expenses as a public company.

  Depreciation and Amortization Expense. RAVISENT recorded depreciation and amortization expense of $0.8 million for the six months ended June 30, 1999 primarily related to the goodwill recorded as part of the Viona acquisition. See "--Acquired In-Process Research and Development Expense."

RAVISENT's business is subject to a variety of risks, many of which are outside of RAVISENT's control, including those discussed elsewhere in this report. See "Risk Factors--You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet expectations of securities analysts or investors, which could cause our stock price to decline."

Acquired In-Process Research and Development

  In April 1998, RAVISENT completed the acquisition of Viona, a company specializing in the development of digital video technology. RAVISENT paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million will be paid during 1999, and $1.4 million will be paid in equal installments at the end of each of the next three fiscal years, issued 1,204,820 shares of RAVISENT's common stock valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods have been discounted.

  The acquisition of Viona was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of approximately $7.9 million to RAVISENT's operations in April 1998. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 30%-35% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

  As of the acquisition date, Viona was conducting significant ongoing research and development into five new software and hardware products including enhancements to the existing digital video and audio system solutions previously developed by RAVISENT. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The five research and development projects included:

CineMaster LC Hardware DVD Decoder, a single circuit board or card that can be added to a personal computer to allow the personal computer to process digital video signals. At the time of the acquisition, Viona was conducting research and development to integrate this product into a single chip-based design in an effort to reduce manufacturing costs and to improve playback performance quality. This research and development project had completed only alpha testing and was approximately 80% complete at the date of acquisition. Viona had incurred approximately $117,000 of research and development expense and estimated that $35,000 would be required to complete the development of the project. Development was completed during 1998.

CE DVD Set-top Player/Portable Player, a DVD playback set-top reference design for equipment manufacturers which was expected to provide full DVD playback capabilities such as fast forward, rewinding, multi-language and surround sound audio. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 5% complete. Viona had incurred approximately $30,000 of research and development expense and estimated that $500,000 would be required to complete the development of the project. Development is expected to be completed within the next twelve months.

DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. Development is expected to be completed within the next twelve months.

HDTV Hardware Decoder, a circuit board or card that could enable personal computers to process HDTV signals. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 35% complete. Viona had incurred approximately $63,000 of research and development expense and estimated that $111,000 would be required to complete the development of the project. Development is expected to be completed within the next twelve months.

HDTV Software Decoder, a software solution designed to allow a personal computer to process HDTV signals without the need for a hardware solution. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 15% complete. Viona had incurred approximately $15,000 of research and development expense and estimated that $150,000 would be required to complete the development of the project. Development is expected to be completed within the next twelve months.

  The efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can meet their design requirements, including function, features and technical performance requirements.

  RAVISENT based its determination of the acquired in-process technology allocation on recently issued guidance by the Securities and Exchange Commission and considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. Acquired in-process technology projects continue to progress, in all material respects, consistent with management's original assumptions used to value the acquired in-process technology.

Liquidity and Capital Resources

  Since inception, RAVISENT has financed its operations primarily through the issuance and sale of debt and equity securities to investors. As of June 30, 1999 RAVISENT had approximately $1.8 million in cash and cash equivalents.

  Net cash used in operating activities for the six months ended June 30, 1999 was $2.4 million, and for the six months ended June 30, 1998 was $10.0 million. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including compensation expense; in the six months ended June 30, 1998, acquired in-process research and development expense was included; and in the six months ending June 30, 1999, depreciation and amortization expense primarily related to the goodwill recorded with the acquisition of Viona impacted this amount. Net cash used in investing activities for the six months ended June 30, 1999 was $.2 million. Net cash used in investing activities for the six months ended June 30, 1998 was $3.6 million. Cash used in investing activities in each period consisted of net purchases of furniture and equipment. In 1998, cash used in investing activities also included the costs associated with the Viona acquisition.

  Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $3.5 and $15.7 million, respectively. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

  As of June 30, 1999, RAVISENT's principal commitments consisted of obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. The equipment leasing arrangements consist primarily of RAVISENT paying rental fees to third party leasing providers at interest rates between 15% to 18%, that maintain title to the leased equipment. In most cases, there are no obligations for RAVISENT to purchase the equipment at the end of the term. Although RAVISENT has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. In addition, RAVISENT has approximately $.9 million at June 30, 1999 of payments due to the former owners of Viona.

  As of June 30, 1999, RAVISENT had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable and inventory, as defined in the credit documentation, and bear interest at a rate of prime plus 1% per annum (9.25% at June 30, 1999). In addition, RAVISENT must:

  . maintain a tangible net worth of an amount equal to $1.8 million plus 75% of RAVISENT's net profits for the previously completed fiscal quarter;

  . supply Silicon Valley Bank within ten days after the end of each month, monthly receivables, payables reconciliations and perpetual inventory reports; and

  . supply Silicon Valley Bank within 30 days after the end of each month, monthly unaudited financial statements and compliance certificates.

  At June 30, 1999 approximately $2.0 million was outstanding and $2.5 million was available under the line of credit. This line of credit expires in July 2000. Silicon Valley Bank has senior security interest in substantially all of the assets of RAVISENT.

  Although it has not conducted any studies or had discussions with advisors, RAVISENT presently anticipates that the net proceeds from its initial public offering, together with existing sources of liquidity and cash anticipated to be provided by operations, if any, together with borrowings available under its line of credit, will be adequate to meet its cash needs for at least the next twelve Months.

  On July 16, 1999, the company commenced an initial public offering of its common stock. The managing underwriters of the offering were Bear, Stearns & Co. Inc., SG Cowen Securities Corporation and Volpe Brown Whelen & Company, LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Reg. No. 333-77269) that was declared effective by the Securities and Exchange Commission on July 15, 1999. The company sold an aggregate of 5,750,000 shares of its common stock to the public in the offering, including 750,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters. All of the shares sold in the offering were sold by the company. The price per share at which the shares were sold in the offering was $12 and the net proceeds to the company from the offering, after deducting underwriting discounts and commissions but before deducting any offering expenses, were $64,170,000. In connection with the offering, the company paid an aggregate of $4,830,000 in underwriting discounts and commissions to the underwriters. The company used a portion of the net proceeds to repay all outstanding amounts owed by the company on its bank line of credit and invested the remaining portion of the proceeds in short-term interest bearing, investment grade securities. These remaining proceeds will be used in the future for general corporate purposes, including working capital, marketing, research and development, product management and capital expenditures. In addition, the company may use a portion of the net proceeds to acquire or invest in complimentary businesses or products or to obtain the right to use complimentary technologies. The company currently has no agreements or commitments with respect to any such acquisitions or investments.

Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

  In February 1999, RAVISENT initiated a Year 2000 compliance program. The program is directed by RAVISENT's quality assurance manager and includes an intra-company task force with members from each of RAVISENT's principal internal divisions, including finance and administration, systems, engineering and marketing. The task force is charged with identifying areas of potential risk within each department, and making the appropriate evaluation, modification, upgrade or replacement, as appropriate.

Scope of Year 2000 Assessment

  RAVISENT's Year 2000 compliance program is in the process of investigating Year 2000 compliance in each of RAVISENT's offices, in Malvern and Lancaster, Pennsylvania, San Jose, California and Karlsruhe, Germany. The departments under investigation include:

  . product management;

  . program management;

  . marketing;

  . sales;

  . human resources;

  . engineering;

  . quality assurance;

  . development analysis;

  . production;

  . procurement;

  . certification;

  . administration;

  . finance;

  . operations;

  . management information systems; and

  . internet.

 In addition, RAVISENT is examining its operations for Year 2000 impact and compliance. The operational areas under investigation include:

  . products;

  . software applications;

  . facilities;

  . suppliers and vendors; and

  . computer systems.



Budget

  RAVISENT has allocated a total of approximately $50,000 for completing its Year 2000 compliance plan. RAVISENT has budgeted approximately $30,000 for cash outlays for software and hardware replacement. In addition, under the compliance plan designated RAVISENT employees are required to spend a portion of their time in support of the compliance program. RAVISENT currently estimates personnel costs associated with the Year 2000 task force to be approximately $20,000. RAVISENT estimates that it has expended approximately 80% of its budget for Year 2000 compliance.

RAVISENT is currently in the process of identify its potential risk areas. This process includes contacting third parties that provide services used in RAVISENT's operations. The result of this inquiry is discussed below.

Products

  RAVISENT's products have no inherent time or date function. RAVISENT reviewed the engineering specifications for its products, and made the determination that because there is no inherent time or date function, no testing of the products was necessary.

Third Party Hardware and Software Systems and Services

  RAVISENT is in the process of evaluating all of the third party systems and software that it uses in its business. RAVISENT has been informed by its payroll and commercial banker that their systems are Year 2000 compliant. RAVISENT has not yet received its response to its request for Year 2000 certification from its manufacturing subcontractors, raw materials providers, office suppliers and benefits providers.

  RAVISENT has identified approximately 150 commercial software packages (including multiple releases of the packages) and an additional approximately 50 hardware and software systems that are used in RAVISENT's business. RAVISENT has received assurances satisfactory to it from a majority of the providers of these hardware and software systems that the systems are Year 2000 complaint. RAVISENT has further determined that Year 2000 "patch kits" are available for a majority of the commercial software applications it uses in its business for which it has not received assurances of Year 2000 compliance. RAVISENT has not yet received assurances as to Year 2000 compliance from those parties from which it licenses material technology, including Dolby audio technology and encryption and decryption software. Should raw materials used in RAVISENT's Hardware CineMaster product, such as semiconductors, or the software RAVISENT licenses related to audio technology or encryption and decryption, not be Year 2000 compliant, RAVISENT would not be able to ship its product, it would not be able to fulfil its contractual obligations and its business would be severely harmed.

  RAVISENT's Year 2000 compliance program has to date revealed that its telephone system is the only third party system that is not compliant and will need to be replaced. The cost of replacing the hardware and software associated with this system is estimated to be approximately $3,000.

Contingency Plan

  As noted above, RAVISENT's Year 2000 compliance plan currently is expected to be substantially complete by November 1999. This includes re-testing non-compliant areas and developing a back-up plan by no later than October 1999.

  Moreover, RAVISENT may discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into RAVISENT's information systems may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could adversely affect RAVISENT's business, financial condition and results of operations:

  . delay or loss of revenue;

  . cancellation of customer contracts;

  . diversion of development resources;

  . damage to RAVISENT's reputation;

  . increased service and warranty costs; and

  . litigation costs.

  The failure of RAVISENT to fix or replace its third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions.

Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Positions, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of SOP No. 98-1 did not have a material effect on RAVISENT's capitalization policy.

  In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. RAVISENT has expensed these costs historically, therefore, the adoption of SOP No. 98-5 did not have a material impact on RAVISENT's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because RAVISENT does not currently hold any derivative instruments and does not engage in hedging activities, RAVISENT expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations. RAVISENT will be required to implement SFAS No. 133 for the year ending December 31, 2000.

  In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. RAVISENT does not expect the adoption of SOP 98-9 to have a material effect on its results of operations or financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business, financial condition and results of operations may be impacted by a number of factors including the risk factors listed below.

We are in the process of changing our business model from selling hardware to licensing software and supporting hardware designs, and our revenues are expected to decline as a result

  RAVISENT was founded in April 1994 as a provider of hardware-based digital video solutions. In November 1997 we changed our strategic focus from selling hardware-based digital solutions to licensing software-based digital solutions, and in early 1999 we began to discontinue direct sales of hardware-based solutions altogether to focus exclusively on licensing software-based solutions and supporting hardware platform designs. This change required us to adjust our business processes and make additions to our engineering and marketing teams. In addition, we expect to recognize lower revenues in 1999 than in 1998 in part because we will no longer be selling hardware solutions. Before investing, you should consider the risks and challenges we may face as a result of our change in business model, which include, among others:

  .  increasing demand for our products and services;

  . maintaining and increasing our base of personal computer and consumer electronics manufacturers;

  .  competing effectively with existing and potential competitors; and

  .  developing further our new and unproven business model.

  We cannot be certain that our change in business strategy will be successful or that we will successfully address these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our transition to a software and hardware design licensing model depends on our ability to enter into new contractual arrangements with our customers, which we have not concluded

  We may not be able to enter into agreements with our customers that are necessary in order to transition to a business model based on licensing software and hardware designs from our traditional product sales model. We have agreements with several of our customers that require us to supply them with hardware. Under our old business model, we would contract with third party manufacturers which would produce hardware for us, which we in turn would ship to customers. Under our new business model, we will license the hardware design to our customers, and we will not contract with third party manufacturers. Instead, our customers will be directly responsible for the manufacture of the design licensed from us and will either manufacture the design internally or contract directly with a third-party manufacturer. However, we have not yet concluded a contract implementing this arrangement with Dell Computer to which we license our hardware. For the six months and three months ended June 30, 1999 and 1998, 73%, 67%, 88% and 80% of our total revenues, respectively, resulted from hardware sales rather than licenses of our hardware design. We may not be successful in concluding this contract. Accordingly, we will remain responsible for securing hardware for Dell until a contractual arrangement is reached. This may be for a potentially indefinite period of time. The completion of our transformation from a sales revenue model to a licensing revenue model will be delayed until we reach an agreement with Dell.

We have a limited history operating under our current business model, and our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

  As a result of our relatively brief operating history as a licensor of digital software solutions and supporting hardware designs, our historical financial information is of limited value in projecting future operating results. We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition at some point in the future, these fluctuations may cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock may fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter as we attempt to establish our products in the market.

You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline

  Our revenues and operating results will vary significantly from quarter-to-quarter due to a number of factors, including:

  . variations in demand for our products and services, which are relatively few in number;

  . the timing of sales of our products and services and the timing of new releases of personal computer systems, consumer electronics devices and semiconductors that incorporate our products;

  .  delays in introducing our products and services;

  . changes in our pricing policies or the pricing policies of our competitors;

  . the timing and accuracy of royalty reports received from our customers, which we have to date not audited;

  . the timing of large contracts that materially affect our operating results in a given quarter;

  .  changes in the usage of digital media;

  . our ability to develop and attain market acceptance of enhancements to our CineMaster products;

  .  new product introductions by competitors;

  .  the mix of license, service and hardware revenues;

  .  the mix of domestic and international sales;

  .  costs related to acquisitions of technologies or businesses;

  . our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, administrative and product management personnel;

  .  our ability to expand our operations; and

  . global economic conditions as well as those specific to personal computer, consumer electronics, peripherals and semiconductor manufacturers and other providers of digital video and audio stream management solutions.

  We plan to significantly increase our operating expenses to expand our sales and marketing operations, including opening new sales offices and adding additional sales professionals, broaden our product management and customer support capabilities and fund greater levels of research and development, particularly in the consumer electronics markets. We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term and are significant. As a result, any delay in generating or recognizing revenue could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly. Since our license revenue is based upon customer sales reports and we have never audited our customers, we may be required to restate our recognized revenues or adjust our revenues for subsequent periods, which could cause our stock price to drop.

We have a history of losses and we may not be able to achieve profitability in the future

  We incurred net losses of approximately $0.6 million for the six months ended June 30, 1999, $13.7 million for the year ended December 31, 1998, $7.3 million for the year ended December 31, 1997 and $2.1 million for the year ended December 31, 1996. As of June 30, 1999, we had an accumulated deficit of approximately $24.8 million. To date, we have not achieved profitability on a quarterly or annual basis, and revenues from our software solutions and supporting hardware designs may not result in sufficient revenues to generate profitability in any future period. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face price competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses to grow. As a result, we will need to generate significant revenues to achieve and maintain profitability.

Increasing competition may cause our prices to decline, which would harm our operating results

  We expect our prices for our CineMaster products to decline over the next few years. Most of our current revenues are derived from license fees originating from sales of personal computer systems which use our Software CineMaster product as their DVD solution. We expect to face increased competition in this market, which will make it more difficult to maintain our revenues and profit margins even if our sales volumes increase. If anticipated increases in sales volume did not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our business currently depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

  During 1997 and 1998, we derived virtually all of our license revenues from the sale of personal computers and peripherals incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

  A substantial portion of our license revenues come from three customers, Dell Computer Corporation, ATI Technologies Inc. and Gateway 2000, Inc. During 1998, Dell Computer accounted for 81% of our total revenues, while ATI Technologies accounted for 6% of total revenues. In the quarter ending June 30, 1999, Dell Computer, SMTC and Vision Tek, Inc. accounted for 43%, 19% and 9% of our total revenues, respectively. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenue from these customers, would immediately harm our business.

Since most of our revenue is derived from a small number of customers, problems those customers experience will directly impact our business

  As a result of our concentrated customer base, problems that our customers experience could materially harm our business. These risks are beyond our control. For example, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which the products incorporating our technology are sold to end users. Risks that may influence the success or failure of the personal computer or consumer electronics manufacturers that are our customers include:

  . the competition the manufacturer faces and the market acceptance of its products;

  . the engineering, marketing and management capabilities of the manufacturer and the technical challenges unrelated to our technology that it faces in developing its products;

  .  the financial and other resources of the manufacturer;

  . new governmental regulations or changes in taxes or tariffs applicable to the manufacturer; and

  . the failure of third parties to develop and introduce content for DVD and other digital media applications in a timely fashion.

The inability of us or our customers to successfully address any of these risks could harm our business. See "Business--Customers."

Since our customers have not executed long term contracts with us, our revenues could decline significantly with little or no notice

  We have received purchase orders and do not have a licensing agreement with one customer, Gateway, that accounted for 5.5% of our revenues in the quarter ending June 30, 1999. In addition, our agreements with our customers are typically of limited duration and do not contain minimum purchase commitments or are terminable with little or no notice. Rather than long term contracts, we typically enter into licensing agreements with one-year terms that automatically renew each subsequent year unless a written cancellation is received by either party. As a result, these customers could elect not to renew these agreements and we could have little warning of this election. Also, since our agreements with our customers do not include minimum purchase requirements, the demand for our products is unpredictable. As a result of competition or fluctuations in demand, we could be required to reach an accommodation with our customers with respect to contractual provisions such as price or delivery time in order to obtain additional business and maintain our customer relationships. Any termination, decrease in orders or election not to renew a contract by our principal customers would harm our business.

  We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship our DVD product and our business will be seriously harmed

  We license technology that is used in our CineMaster products from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain these license arrangements, we would not be able to ship our products for the DVD market, and our business would be seriously harmed. In 1998 all of our revenue was derived from DVD-related products. We have a license agreement with Dolby Laboratories for the audio format that is used in all of our DVD-related products. Without this technology, we could not ship product for DVD markets. In addition, we license encryption and decryption software technology from Matsushita Electric, which must also be included in any DVD products we ship. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated by Matsushita at any time after the giving of notice. We may not be able to renew either license. If we failed to renew either of these licenses, we would not be able to ship products for the DVD market, and we would accordingly lose a substantial amount of our revenue.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace


  We rely on strategic relationships, such as those with Intel Corporation, STMicroelectronics, Inc., Dolby Laboratories Licensing Corporation and ATI Technologies to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. Through our interaction with our strategic partners, we gain valuable insights on evolving industry standards and trends. For example, we may be able to learn about future product lines in advance so that we can more efficiently design products that our customers find valuable. However, we do not have written agreements with any of our strategic partners that can ensure these relationships will continue for a significant period of time. All of our agreements with these partners are informal, and may be terminated by them at any time. The loss of any one of these relationships could harm our business.

Delays in providing our products to our customers may affect how much business we receive

  Our product development efforts may not be successful and we may encounter significant delays in bringing our products to market. Since the product life cycle in the personal computer and consumer electronics industries can be as short as six to twelve months or less, if our product development efforts are not successful or are significantly delayed, our business will be harmed. In the past, we have failed to deliver new products, upgrades or customizations on time, including customization projects for DVD products that are requested from time to time by our customers. In the future, our efforts to remedy this situation may not be successful and we may lose customers as a result. Delays in bringing to market new products, enhancements to old products or interfaces between existing products and new models of personal computers or consumer electronics devices could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would be harmed.

Our business model depends upon licensing our intellectual property, and if we fail to protect our proprietary rights, our business could be harmed

  Our ability to compete depends substantially upon our internally developed technology. We have a comprehensive program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. If we are not successful in protecting our intellectual property, our business could be substantially harmed.

Our pending patents may never be issued, and even if issued, may provide us with little protection.

  We regard the protection of patentable inventions as important to our future opportunities. We currently have three U.S. patent applications pending relating to our digital video and audio stream management technology. However, none of our technology is patented outside of the United States nor do we currently have any international patent applications pending. It is possible that:

  . our pending patent applications may not result in the issuance of patents;

  . our patents may not be broad enough to protect our proprietary rights;


  . any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

  . current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

  . effective patent protection may not be available in every country in which we do business.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value.

  We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have pending trademark applications for marks that we consider pertinent to the business and a registration for the mark "CineMaster" which has been approved by the U.S. Patent and Trademark Office. However, none of our trademarks are registered outside of the United States, nor do we have any trademark applications pending outside of the United States. Moreover, despite any precautions which we have taken:

  . laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

  . other companies may claim common law trademark rights based upon state or foreign law which precede our federal registration of such marks;

  . current federal laws that prohibit software copying provide only limited protection from software "pirates," and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

  . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming and we are unable to determine the extent to which piracy of our products and trademarks may occur, particularly overseas;

  . we have provided our source code for Software CineMaster to one of our customers, ATI Technologies, as part of our licensing arrangements with it and the procedures and practices implemented under the terms of this license may not be sufficient to prevent it from exploiting the source code; and

  . the tamper-resistant copy protection codes in our software have been broken in the past and may not be successful in preventing unauthorized use of our software in the future.


We may become involved in costly and time consuming litigation over proprietary rights

Intellectual property litigation is typical in our industry.

  Substantial litigation regarding intellectual property rights exists in our industry. We expect that software and hardware in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. We cannot be certain that any of these third parties will not make a claim of infringement against us with respect to our products and technology.

  Any litigation, brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be enjoined from the continued use of the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could harm our business.
If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We have received notices of claims that may result in litigation.

  From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example:

  . Our digital video stream management solutions comply with industry DVD specifications, which incorporates technology known as MPEG-2 that governs the process of storing a video input in digital form. We have recently received notice from two of our largest customers which are personal computer manufacturers, that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third-party claims and may be required to agree to indemnify them to secure future business or otherwise. We do not have written agreements with these customers that limit our liability to these customers should litigation ensue. Moreover, we may be required to pay license fees in connection with the use of the third party's technology in the future.

  . A group of companies mostly comprised of consumer electronics manufacturers has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of products that incorporate the MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license fees for use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA claims, and we may be required to pay license fees in connection with the use of MPEG-2 technology in the future.

  . A third party has asserted that the parental control features of our CineMaster products infringe patents held by the third party. A court could determine that we did infringe these patents and we would be liable for resulting damages.

Any of these notices could result in litigation, which would include all of the risks discussed above.

We may not be able to profit from growth in our business if we are unable to effectively manage the growth

  Our ability to successfully offer our CineMaster products and other products and services in a rapidly evolving digital video and audio stream management market requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On June 30, 1999, we had a total of 104 employees compared to a total of 56 employees on June 30, 1998. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

  .  successfully train, motivate and manage new employees;

  .  expand our sales and support organization;

  .  integrate new management and employees into our overall operations;

  .  implement a more effective cash management system;

  .  adopt and staff an investor relations program; and

  .  establish improved financial and accounting systems.

  We may not succeed in anticipating all of the changing demands that growth will impose on our systems, procedures and structure. If we fail to effectively manage our expansion, our results of operations will suffer.

We may not be able to successfully make acquisitions of or investments in other companies

  We have very limited experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services. We have no present understanding or agreement relating to any acquisition or investment. In the future, from time to time, we may make acquisitions or investments in other companies, products or technologies. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. However, the key personnel of the acquired company may decide not to work for us. Moreover, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in our efforts to assimilate acquired businesses which could make management of our business very difficult.

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

  Our success depends on the efforts and abilities of our senior management and certain other key personnel, particularly technical personnel in our engineering subsidiary in Germany. Many of our officers and key employees are employed at will. In addition, Mr. Wilde and the principal engineers in our German subsidiary, Messrs. Sigmund, Horak and Ringelberg, are the only employees upon whom we have obtained key man life insurance and we do not expect to obtain life insurance on any of our other senior managers. If any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, then our business could be harmed. We have recently hired new managers and intend to continue hiring key management personnel. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.


We may not be able to hire and retain qualified employees, which would impair our ability to grow

  We intend to hire a significant number of additional sales, support, marketing, engineering and product management personnel in 1999 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we have in the past and expect in the future to face difficulties locating qualified personnel in this location. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

We may encounter significant difficulties in integrating our newest subsidiary which could result in unexpected future expenses and difficulties in financial reporting

  In April 1998, we completed the acquisition of Viona. However, we may not be able to successfully integrate the two companies. Combining our companies requires, among other things, integrating our respective technologies, coordinating our research and development and financial reporting efforts, and continuously evaluating whether existing systems and procedures meet our growth requirements, especially our financial and internal control systems and management structure. Important aspects of the integration, such as improving financial controls and reporting, are still in process and may not be completed smoothly or successfully. If we fail to integrate these areas, we may be unable to maintain uniform standards, procedures, controls and policies. Integrating operations such as engineering, may require our management to dedicate resources which may temporarily distract them from our day-to-day business, including from the development of new products, which could result in delays in introducing these new products. Coordinating geographically separated organizations with distinct cultures may increase the difficulty of our integration. If we fail to successfully complete the integration of Viona's operations, our business could be harmed.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

  Products as complex as our CineMaster products frequently contain undetected errors. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products into which our products are incorporated. Despite our extensive quality assurance process, we have in the past shipped product releases with some defects, and have discovered other errors in our products after their commercial shipment. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

  .  delay or loss of revenue;

  .  cancellation of customer contracts;

  .  diversion of development resources;

  .  damage to our reputation;

  .  failure of our products to achieve market acceptance;

  .  increased service and warranty costs; and

  .  litigation costs.

  Although some of our licenses with customers contain provisions designed to limit our exposure to potential product liability claims, these contractual limitations on liability may not be enforceable. In addition, our product liability insurance may not be adequate to cover our losses in the event of a product liability claim resulting from defects in our products and may not be available to us in the future.

Since our license revenue is based upon customer sales reports and we have never audited our customers, we may be required to make an adjustment to our revenues for subsequent periods, which could cause our stock price to drop

  We receive a license royalty for each personal computer system, peripheral or consumer electronics product sold that contains our Software CineMaster product and a royalty for each silicon device sold by a semiconductor manufacturer that incorporates our technology. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units sold. We have never undertaken an audit of any of our customers to verify that its reported sales unit numbers were accurate. These reports are subject to potential revision by these manufacturers. If any of our customers revised their product sales reports, we might be required to adjust our revenues for subsequent periods, which could harm our business and the price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

  In 1998, we derived approximately 22% of our revenues from shipments to foreign subsidiaries of U.S. companies, and we expect to derive an increasing amount of our revenue from sales outside North America. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business on an international basis, including, among others:

  .  legal uncertainty regarding liability;

  .  tariffs, trade barriers and other regulatory barriers;

  .  problems in collecting accounts receivable;

  .  political and economic instability;

  .  changes in diplomatic and trade relationships;

  .  seasonal reductions in business activity;

  .  potentially adverse tax consequences;

  .  the impact of recessions in economies outside the United States; and

  .  variance and unexpected changes in local laws and regulations.

  Our licensees are subject to many of the risks described above with respect to their manufacturing or end-user customers. Currently, all of our international sales are denominated in U.S. dollars; therefore, a strengthening of the dollar could make our products less competitive in foreign markets. We do not use derivative instruments to hedge foreign exchange risk. In the future, we may conduct sales in local currencies, in which case, changes in exchange rates could adversely affect our operating results. In addition, if we conduct sales in local currencies, we may engage in hedging activities, which may not be successful and could expose us to additional risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Qualitative and Quantitative Disclosures About Market Risk."



It may be difficult to raise needed capital in the future, which could significantly harm our business

  We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 1999. Our capital requirements will depend on many factors, including:

  .  acceptance of and demand for our products;

  .  the number and timing of acquisitions;

  .  the costs of developing new products;

  .  the costs associated with our expansion; and

  . the extent to which we invest in new technology and research and development projects.

  If our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, the percentage ownership of each RAVISENT Stockholder would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

We recently changed our name

  In May 1999, we changed our name from Quadrant International, Inc. to Divicore Inc. and in June 1999, upon our reincorporation in Delaware, we changed our name again to RAVISENT Technologies Inc. It is likely that for a period of time after our name change, potential customers and the market in general may not recognize our new name. If potential customers do not realize who we are, we may lose future business to competitors, which would harm our business.

Because of their significant stock ownership, our officers and directors will be able to exert significant control over our future direction

  Executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 33.3% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Certain provisions of our certificate of incorporation and by-laws make changes of control difficult even if they would be beneficial to shareholders

  The board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

  Our certificate of incorporation and by-laws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving RAVISENT. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of 66 2/3% or greater of all classes of voting stock. These factors may further delay or prevent a change of control of RAVISENT.

Our revenues are dependent upon acceptance of products that incorporate our digital video technologies in the personal computer and consumer electronics industries, particularly DVD-related products

  We rely on the personal computer and consumer electronics industries, and these industries have risks and uncertainties that are beyond our control.

  The personal computer and consumer electronics industries are presently the only markets for our digital video and audio solutions. As a result, our results of operations will depend almost entirely on consumer acceptance of the products that incorporate our digital video technology. Our dependence on these industries involves several risks and uncertainties, including:

  . whether semiconductor manufacturers developing silicon devices for personal computer and consumer electronics manufacturers will design our digital solutions into their devices and successfully introduce these devices;

  .  changes in consumer requirements and preferences;

  . the small number of product manufacturers in these industries and the short product life cycles which can be six months or less;

  . the difficulty in predicting the level of consumer interest in and acceptance of many digital product applications, such as handheld personal computers and set-top boxes, which have only recently been introduced to the market; and

  . the current lack of open industry standards for software and hardware in the consumer electronics industry.

  We currently depend upon demand for DVD-related products, which may not be sustained.

  Our success currently depends upon continued demand for DVD-related products in the consumer electronics and personal computer markets. All of our revenues in 1998 resulted from sales of DVD-related products. In addition to the risks inherent in the personal computer and consumer electronics industries, the market for DVD-related products also contains risk and uncertainties, including:

  . the developing and marketing of content by third party content providers for end-user systems such as DVD players and desktop computers in a format compatible with our digital solutions;

  . the sustaining and developing of the demand for DVD players or other existing applications; and

  . the potential for declining demand for DVD solutions in lower price personal computers.

  Factors negatively affecting the consumer electronics or personal computer industries in general or the DVD market in particular could harm our business. Moreover, to the extent that the performance, functionality, price and power characteristics of our digital solutions fail to satisfy customers who have a critical need for specific digital applications, the use of our digital solutions could become confined to a limited segment of these industries.

Competition in our markets is likely to continue to increase and could harm our business

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), Zoran Corporation (which has sold its software subsidiary to MGI) and Xing Technology Corporation (which has agreed to be acquired by RealNetworks, Inc.). Our principal competitor in the hardware-based digital solution market is Sigma Designs, Inc. and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a very basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a more sophisticated DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

  We anticipate continued growth and competition in the digital video industry and the entrance of new competitors into our markets, and that, accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either we or our current competitors do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

If we fail to manage technological change, respond to evolving industry standards or enhance our products' interoperability with the products of our customers, demand for our products will drop and our business will suffer

  Future versions of software and hardware platforms embodying new technologies or the emergence of new industry standards could render our products obsolete or uncompetitive. The market for digital video and audio stream management hardware and software is characterized by rapid technological change, and evolving industry standards, such as standards for DVD audio, DVD random access memory and DTV in Europe. If we fail to respond to evolving industry standards, our products could rapidly become obsolete, which would harm our business. If the characteristics of our digital solutions are not compatible with the requirements of specific system or program applications, the likelihood that our customers will design our products into their systems and devices will decrease and our business will be harmed.



We may not be able to respond to rapidly changing consumer preferences

  Our results of operations will depend on the extent to which our CineMaster products are incorporated into the products of leading personal computer, consumer electronics, peripherals and semiconductor manufacturers. Their willingness to incorporate our products depends upon whether we succeed in developing enhancements and new generations of our software and hardware that satisfy consumer preferences in our markets and introduce these new technologies to the marketplace in a timely manner. We must constantly modify or improve our products to keep pace with changing consumer preferences. For example, DVD drives became widespread on new personal computers in the last two years. It is particularly difficult to keep pace with changing consumer preferences in the personal computer and consumer electronics industries as a result of a number of factors, including:

  . the difficulty of anticipating and timely responding to the latest consumer trends and requirements;

  . the introduction by our competitors of new products embodying popular new technologies or features that appeal to consumers; and

  . the significant investment that is often required before commercial viability is achieved to market a new feature or function.

  Any failure by us to adequately address these risks could render our existing digital solutions obsolete and could harm our business. In addition, we may not have the financial and other resources necessary to develop any enhancements or new generations of the technology that generate revenue in excess of the costs of development.

Year 2000 issues present technological risks to our business and could harm sales

  In order to save valuable memory, many existing computer systems and software programs were designed to calculate or refer to the year in any calendar date using the last two digits and presuming that the first two digits are "19." As a result, these systems and programs may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results known as Year 2000 failures. If the systems or programs look ahead of the current date for any reason, they may need to refer to dates occurring after December 31, 1999. As a result, Year 2000 failures may occur at any time, including prior to January 1, 2000.

  Neither our Hardware CineMaster nor our Software CineMaster products make use of calendar clocks in any way. However, our products are incorporated into software and hardware of personal computer, consumer electronics, computer peripheral and semiconductor manufacturers, some of which may make use of calendar clocks and may therefore experience Year 2000 failures. We have recently initiated a comprehensive assessment of the possibility of Year 2000 failures affecting us and we have replaced our internal computer systems and application software as a precaution. However, we cannot assure you that third-party software and hardware that is incorporated into our information systems will not need to be revised or replaced as well. If we were required to replace these third-party products, our business could be harmed. In addition, we have performed operational tests on our products as incorporated into those of our customers and these tests have not resulted in Year 2000 failures. Nonetheless, these tests may not be completely accurate and Year 2000 failures may occur. If our customers' hardware or software were to suffer Year 2000 failures, such failures might cause our CineMaster products to fail as well. Changes required to respond to Year 2000 failures caused by interoperability issues could be expensive and time consuming and lead to lost revenues, breach of contract claims, higher operating costs, loss of customers and other business interruptions, any of which could harm our business.

  In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may suffer Year 2000 failures. If these entities were to suffer Year 2000 failures, a systemic failure might occur which is beyond our control, such as a prolonged Internet, telecommunications or electrical failure. A systemic failure could prevent us from delivering our services to our customers or cause other business disruptions, such as preventing our customers or potential customers from accessing our Internet web site. Any significant disruption in the infrastructure on which we rely could harm our business. See "Management's

Discussion and Analysis of Financial Conditions and Results of Operations--Year 2000 Compliance."

We face risks from the uncertainties of any future governmental regulation

  We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the digital delivery mediums, it is possible that future laws and regulations may be adopted that regulate DSS/DBS or other markets in which our products are sold. Future regulatory measures may include, among other things:

  .  pricing;

  .  content;

  .  copyrights;

  .  export controls (particularly regarding data encryption);

  .  distribution; and

  .  characteristics and quality of products and services.

  The growth and development of the digital media market may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this segment. The adoption of any additional laws or regulations may decrease the expansion of this market and harm our business. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the digital media market.

Our stock price may be volatile

  The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the period beginning with our initial public offering on July 16, 1999 and ending on August 27, 1999, our stock price fluctuated from a low of $10.25 to a high of $17.63. This market price fluctuation has occurred as a result of a number of factors, most of which are outside our control Some of these factors include:

     .  quarter-to-quarter variations in our operating results;
     . our announcements about the performance of our products and our competitors' announcements about performance of their products;
     . changes in earnings estimates by, or failure to meet the expectations of, analysts;
     .  government regulatory action;
     .  increased price competition;
     .  new product introductions;
     . developments or disputes concerning intellectual property rights; and . general conditions in the computer industry.

     In addition, in recent years the stock market has experienced significant price and volume fluctuations and the market prices of the securities of technology and computer software companies have been especially volatile, often for reasons which are unrelated to the results of operations of these companies and outside their control. These fluctuations, as well as general economic, political and market conditions, may have an adverse affect on the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  RAVISENT develops products in the United States and sells them in North America, South America, Asia and Europe. As a result, RAVISENT's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make RAVISENT's products less competitive in foreign markets. RAVISENT's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of RAVISENT's short-term investments, RAVISENT has concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II: OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The information required by this item is set forth in Note 7 to the Notes to Consolidated Financial Statements and under "Business -- Legal Proceedings" of the Company's Registration Statement on Form S-1 (Reg. No. 333-77269) and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Modification to Instruments Defining the Rights of Common Stockholders

On July 21, 1999, immediately prior to the closing of the company's initial public offering, the company filed an amended and restated certificate of incorporation with the state of Delaware and adopted amended and restated bylaws. The amended and restated certificate of incorporation effected a recapitalization of the company, authorizing it to issue up to 50,000,000 shares of common stock, $.001 par value and 5,000,000 shares of undesignated preferred stock, $.001 par value. The amended and restated bylaws substantially revised certain corporate procedures applicable to the company, including the mechanisms for effecting written consents of stockholders, nominating, electing and removing directors, placing resolutions before a stockholder vote and calling special meetings of stockholders.

(b) Material limitations or qualifications on rights of common stockholders resulting from issuance or modifications of other securities -- none.

(c)  Information required by Item 701 of Regulation S-K

     (i) On July 15, 1999, each of the company's non-employee directors were automatically granted non-statutory options to purchase 20,000 shares of the company's common stock pursuant to the automatic option grant provisions of the company's 1999 Stock Incentive Plan. The options each have a term of ten years and are immediately exercisable, provided that the shares issuable upon exercise are subject to repurchase by the company at their exercise price until the shares have vested. The exercise price for each share is $12, which is the fair market value on the date of grant as well as the initial public offering price. The shares vest at a rate of 5,000 per year upon the grantee's completion of a year of board service measured from the grant date, except upon death or disability of the grantee or, in certain circumstances, a change of control of the company, in which events the shares immediately vest in full.

     (ii) On July 16, 1999, the holder of warrants to purchase the company's Series A Preferred Stock elected to exercise all of the warrants in exchange for the forgiveness of indebtedness of the company to such holder and immediately thereafter to convert all of the shares of Series A Preferred Stock issued upon exercise of such warrants into 920,006 shares of common stock immediately prior to the consummation of the company's initial public offering.

     (iii) On July 16, 1999, a majority of the holders of the company's Series B Preferred Stock elected to convert all of the company's Series B Preferred Stock into 4,038,574 shares of common stock immediately prior to the consummation of the company's initial public offering.

     (iv) On July 16, 1999, all of the shares of the company's Series C Preferred Stock automatically converted into 549,650 shares of common stock upon consummation of the company's initial public offering, pursuant to the terms of the company's certificate of incorporation as in effect at that time.


(d)  Initial Public Offering/Use of Proceeds

On July 16, 1999, the company commenced an initial public offering of its common stock. The managing underwriters of the offering were Bear, Stearns & Co. Inc., SG Cowen Securities Corporation and Volpe Brown Whelen & Company, LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Reg. No. 333-77269) that was declared effective by the Securities and Exchange Commission on July 15, 1999. The company sold an aggregate of 5,750,000 shares of its common stock to the public in the offering, including 750,000 shares sold pursuant to the exercise of an over-allotment option granted to the underwriters. All of the shares sold in the offering were sold by the company.

The price per share at which the shares were sold in the offering was $12 and the aggregate proceeds from the offering, before deducting underwriting discounts and commissions and expenses, were $69,000,000. In connection with the offering, the company paid an aggregate of $4,830,000 in underwriting discounts and commissions to the underwriters. The company also paid or expects to pay an aggregate of $1,500,000 in estimated offering expenses to a number of parties, including its attorneys, accountants, the financial printer responsible for printing and electronically filing the registration statement and the prospectus, the Commission, the National Association of Securities Dealers, Inc. and NASD Regulation, Inc. None of the proceeds of the offering have been, or are expected to be, paid to any director or officer of the company or their associates, persons owning 10% or more of any class of equity securities of the company or an affiliate of the company.

The net proceeds to the company, after deducting underwriting discounts and commissions and estimated offering expenses are expected to be $62,170,000. To date, the company has used approximately $2 million of the net proceeds to repay all outstanding amounts owed by the company on its bank line of credit and invested the remaining portion of the proceeds in short-term interest bearing, investment grade securities. These remaining proceeds will be used in the future for general corporate purposes, including working capital, marketing, research and development, product management and capital expenditures. In addition, the company may use a portion of the net proceeds to acquire or invest in complimentary businesses or products or to obtain the right to use complimentary technologies. The company currently has no agreements or commitments with respect to any such acquisitions or investments.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On June 23, 1999, the board of directors of the company held a special meeting. At such meeting, the board caused the company, as sole shareholder of the Delaware corporation into which it would merge, to amend the certificate of incorporation of the Delaware corporation to adopt a 1-for-6 reverse stock split. The board also caused the company to approve the adoption by the Delaware corporation of a public company-style certificate of incorporation and bylaws, subject to the consummation of the offering, to be filed or adopted, as applicable, immediately prior thereto.

On June 28, 1999, the company held a special meeting of its stockholders. At such meeting, the following actions were voted upon:

                                           FOR          AGAINST      ABSTAIN

 1.   Approve Reincorporation
      in Delaware:

      Common and Preferred Stock........    34,847,332      -0-           -0-
      Series B Preferred Stock..........    18,750,037      -0-           -0-
      Series B and C Preferred Stock....    18,750,037      -0-           -0-

 2.   Approve 1999 Stock Incentive
      Plan:

      Common and Preferred Stock........    34,332,159    15,173        500,000
      Series B Preferred Stock..........    18,750,037      -0-           -0-
      Series B and C Preferred Stock....    18,750,037      -0-           -0-

 3.   Approve 1999 Stock Purchase
      Plan:

      Common and Preferred Stock........    34,347,332      -0-         500,000
      Series B Preferred Stock..........    18,750,037      -0-           -0-
      Series B and C Preferred Stock....    18,750,037      -0-           -0-

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)       Exhibits


    3.1*     Amended and Restated Certificate of Incorporation

    3.2*     Amended and Restated By-Laws

   27.1      Financial Data Schedule

   (b)       Reports on Form 8-K

             None

       * Incorporated by Reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33770269)

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 30, 1999         RAVISENT TECHNOLOGIES INC.


                         /s/ Jason C. Liu
                        --------------------------
                        Jason C. Liu
                              Chief Financial Officer

                 EXHIBIT INDEX TO RAVISENT TECHNOLOGIES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED June 30, 1999



Exhibit Number          Description
--------------          -----------

27                      Financial Data Schedule