Form 10-Q
period 1999-09-30
RAVISENT TECHNOLOGIES INC
filed 1999-11-12
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1999

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

                           One Great Valley Parkway
                         Malvern, Pennsylvania 19355
                         ---------------------------
                   (Address of Principal Executive Offices)
      Registrant's Telephone Number, Including Area Code: (800) 700-0362

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             ------     -----

On November 8, 1999, 14,650,429 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                          RAVISENT Technologies Inc.
                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1999


                                     INDEX

                                                                                                Page
                                                                                           -------------
Part I:   Financial Information

  Item 1: Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited)and
  December 31, 1998.                                                                                3

  Condensed Consolidated Statements of Operations for the three and nine months
  ended September 30, 1999 and 1998 (unaudited).                                                    4

  Condensed Consolidated Statements of Cash Flows for the nine months ended
  September 30, 1999 and 1998 (unaudited).                                                          5

  Notes to Condensed Consolidated Financial Statements                                              6

  Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                    10

  Item 3: Quantitative and Qualitative Disclosures About Market Risk                               42

Part II:  Other Information

  Item 1: Legal Proceedings                                                                        42

  Item 2: Changes in Securities and Use of Proceeds                                                42

  Item 6: Exhibits and Reports on Form 8-K                                                         44

  Item 1:  Financial Statements

                          RAVISENT TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                           September 30, December 31,
                                                               1999          1998
                                                           ------------  ------------
                                                           (unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents...........................       $58,665           $ 1,024
 Accounts receivable, net of allowance for
  doubtful accounts of $353 in 1999 and $265
  in 1998............................................         9,247            11,111
 Inventory...........................................           597             1,296
 Prepaid expenses....................................           787                72
 Other assets........................................            53                --
                                                            -------           -------
  Total current assets...............................        69,349            13,503
Furniture and equipment, net.........................         1,221               875
Goodwill and other intangibles, net of
 accumulated amortization of $1,364 in 1999 and
 $664 in 1998........................................         3,953             2,881
Loan receivable--officer.............................            --                60
Loan receivable......................................         1,014                --
Other assets.........................................            13                55
                                                            -------           -------
  Total assets.......................................       $75,550           $17,374
                                                            =======           =======

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
 Accounts payable....................................       $ 2,108           $ 9,916
 Accrued expenses and other..........................           793             1,114
 Other current liabilities...........................         1,457             2,560
 Current installments of obligations under
  capital leases.....................................             7                13
                                                            -------           -------
  Total current liabilities..........................         4,365            13,603
Subordinated notes payable...........................            --               625
Other long-term liabilities..........................           772               788
Obligations under capital leases, excluding
 current installments................................             2                 5
                                                            -------           -------
  Total liabilities..................................         5,139            15,021
                                                            -------           -------

Mandatory redeemable convertible preferred
 stock, $ .06 par value in 1998;
 31,523,684 shares authorized in 1998
 3,913,072 Series B  outstanding in 1998;
 liquidation preference of
 approximately $19,487 at 1998;
 net of subscription receivable of $625 for
 125,502 shares at 1998..............................            --            14,589

Stockholders' equity (deficiency)
 Preferred stock, $.001 par value, 5,000,000 authorized, none issued or outstanding in 1999.

 Common stock, $.001 par value, 50,000,000
 shares authorized; 14,839,291 and 3,520,851 shares
 issued in 1999 and 1998)............................            15                 3

 Additional paid-in capital..........................        96,781            13,097
 Deferred stock compensation.........................        (1,814)             (749)
 Accumulated deficit.................................       (23,302)          (23,842)
 Accumulated other comprehensive income..............           (49)              (25)
 Treasury stock at cost, 200,000 shares..............          (720)             (720)
 Note receivable.....................................          (500)               --
                                                           --------          --------
   Total stockholders' equity (deficiency)...........        70,411           (12,236)
                                                           --------          --------
Total liabilities and stockholders' equity
 (deficiency)........................................      $ 75,550          $ 17,374
                                                           ========          ========

See accompanying notes to condensed consolidated financial statements

                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                        Three Months              Nine Months
                                          Ended                       Ended
                                      September 30,               September 30,
                                     1999          1998        1999          1998
                                 -------------- ----------   ----------  ------------
                                 (unaudited)    (unaudited)  (unaudited) (unaudited)
Revenues:
 License and services.........         $ 4,985     $1,717      $11,113      $  2,714
 Hardware.....................           1,003      8,091       17,288        15,091
                                       -------     ------      -------      --------
   Total revenues.............           5,988      9,808       28,401        17,805

Cost of revenue...............           1,175      7,413       16,231        14,203
                                       -------     ------      -------      --------
   Gross profit...............           4,813      2,395       12,170         3,602
Research and
 development..................           1,633        697        4,541         2,139
Sales and marketing...........           1,172        478        3,300         1,419
General and
 administrative...............           1,050      1,346        3,189         3,087
Amortization of goodwill                   225        269          685           530
Amortization of deferred
stock compensation                         135         --          305            --
Acquired in-process
 research and
 development..................              --         --           --         7,900
   Total operating                     -------     -----       -------      --------
    expenses..................           4,215      2,790       12,020        15,075
                                       -------     ------      -------      --------
 Operating income (loss)......             598       (395)         150       (11,473)

 Interest expense (income),
  net.........................            (573)        95         (463)          572
                                       -------     ------      -------      --------
Income (loss) before income
 taxes........................           1,171       (490)         613       (12,045)

Provision for income
 taxes........................              74         --           74            --
                                       -------     ------      -------      --------
Net income (loss) before
 accretion....................         $ 1,097     $ (490)     $   539      $(12,045)
                                       -------     ------      -------      --------

Accretion of mandatory
  redeemable preferred
   stock......................              94        283          660           471
                                       -------     ------      -------      --------
Net income (loss)
  attributable to
  common stockholders.........         $ 1,003     $ (773)     $  (121)     $(12,516)
                                       =======     ======      =======      ========

Basic net income (loss) per
 common share.................         $  0.08     $(0.23)     $ (0.02)     $  (4.50)
                                       =======     ======      =======      ========
Diluted net income (loss) per
 common share.................         $  0.06     $(0.23)     $ (0.02)     $  (4.50)
                                       =======     ======      =======      ========
Pro forma basic net income
(loss) per share before
accretion.....................         $  0.09     $(0.15)     $  0.09      $  (4.33)
                                       =======     ======      =======      ========

Pro forma diluted net income
(loss) per share before
accretion.....................         $  0.07     $(0.15)     $  0.05      $  (4.33)
                                       =======     ======      =======      ========

Number of shares used in
 calculation of basic net
 income (loss) per common
 share.......................           12,176      3,321        6,305         2,781
                                       =======     ======      =======      ========

Number of shares used in
 calculation of diluted net
 income (loss) per common
 share.......................           15,832      3,321        6,305         2,781
                                       =======     ======      =======      ========

See accompanying notes to condensed consolidated financial statements

                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                        Nine Months
                                           Ended
                                        September 30,
                                     1999          1998
                                   --------      --------
                                 (unaudited)    (unaudited)
Cash flows from operating
 activities:
Net income(loss)................   $    539      $(12,045)
Adjustments to reconcile
 net income (loss) to net cash
 used in operating activities:
  Depreciation and
   amortization.................      1,181           720
  Non-cash compensation and
   other expenses...............        348            --
  Acquired in-process research
   and development..............         --         7,900
  Changes in items affecting
   operations:
    Accounts receivable.........      1,864        (6,018)
    Inventory...................        699           118
    Loan Receivable.............         60           (60)
    Prepaid expenses............       (768)          100
    Accounts payable............     (7,808)        1,727
    Accrued expenses and
     other......................       (321)         (114)
                                   --------      --------
Net cash used in
operating activities............     (4,206)       (7,672)
                                   --------      --------
Cash flows from investing
 activities:
 Capital expenditures...........       (575)         (776)
 Loan receivable................     (1,014)           --
 Acquisition, net of cash
  acquired......................         --        (3,231)
                                   --------      --------
Net cash used in investing
 activities.....................     (1,589)       (4,007)
                                   --------      --------
Cash flows from financing
 activities:
 Repayments under capital
  lease obligations.............         (9)          (18)
Secured borrowings repayments...       (625)         (278)
Note receivable.................       (500)           --
Proceeds from bridge loans......         --         3,320

Net proceeds from issuance of
 common stock...................     62,052           183

Net proceeds from Series
 B and C preferred stock........      3,661        12,769
 Repayments under other
 liabilities....................     (1,119)         (587)
Repurchase of common stock......         --          (720)
                                   --------      --------
Net cash provided by financing
 activities.....................     63,460        14,669
                                   --------      --------
Effect of exchange rate changes
 on cash and cash equivalents...        (24)          (29)
                                   --------      --------
Net increase in cash and
 cash equivalents...............     57,641         2,961
                                   --------      --------
Cash and cash equivalents:
 Beginning of period............      1,024           607
                                   --------      --------
 End of period.................    $ 58,665      $  3,568
                                   ========      ========
Supplemental disclosure of
 cash flow information:
 Cash paid during the period for:
 Interest.......................   $    173      $    600
Noncash investing and
 financing activities:
 Issuance of warrants in
  connection with bank line of
  credit and bridge loans.......         --            68
 Issuance of options in
  connection with equity
  transactions and grants
  below fair value..............         --           139
 Issuance of common stock
  and preferred stock for
  consideration of private
  placement fees................         --           542
 Amortization of deferred
  stock compensation............        306            --
 Bridge loans converted to
  Series B preferred stock......         --         4,820
 Issuance of common stock as
  consideration for interest....         --            50
 Issuance of Series C preferred
 stock as consideration for
 intangible assets..............      1,716            --

See accompanying notes to condensed consolidated financial statements

                          RAVISENT TECHNOLOGIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (Information with respect to September 30, 1998 and 1999 is unaudited)

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

     Initial Public Offering

  On July 16, 1999, the Company commenced the Offering and sold an aggregate of 5,750,000 shares (including 750,000 shares subject to the underwriters' overallotment option) of the Company's Common Stock to the public. All of the shares of Common Stock sold in the Offering were sold by the Company. Net proceeds to the Company were $64,170,000, after deducting underwriting discounts and commissions. The Company used a portion of the net proceeds from the Offering to invest in short-term interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The remaining proceeds will be used for general corporate purposes, including working capital, product development and repayment of certain indebtedness. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, products or to obtain the right to use complementary technologies.

     Acquisition

  The Company announced that it signed a definitive agreement to acquire all of the outstanding capital stock of Teknema Inc. See footnote 9 Subsequent
Events - Acquisition.

  (b) Unaudited Interim Financial Information

  The interim consolidated financial statements of the company for the three and nine months ended September 30, 1998 and 1999, included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the company at September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1998 and 1999, and its cash flows for the nine months ended September 30, 1998 and 1999. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, included in the Company's S-1 Registration Statement which was declared effective by the SEC on July 15, 1999.

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

  (e) Computation of Historical Net Income (Loss) Per Share and Pro Forma Net Income (Loss) Per Share

  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income
(loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

  Pro forma net income (loss) per share is computed using the weighted average number of shares of common stock outstanding including common stock equivalents from convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the IPO as if converted at the date of issuance, for both basic and diluted net income (loss) per share, even though inclusion is antidilutive.

  The following table sets forth the reconciliation between the weighted average shares outstanding for basic, diluted and pro forma net income (loss) per share computations:

                                                Three months ended September 30     Nine months ended September 30
                                                     1999              1998             1999            1998
                                                   -------           ------           -------         --------
Weighted-average shares outstanding basic           12,176            3,321             6,305            2,781
   Effect of dilutive securities                     3,656                0             3,544                0
                                                   -------           ------           -------         --------
Weighted-average shares outstanding diluted         15,832            3,321             9,849            2,781
   Effect of convertible preferred stock               851            3,913             2,881            2,193
                                                   -------           ------           -------         --------
Weighted-average shares outstanding pro forma       16,683            7,234            12,730            4,974
                                                   =======           ======           =======         ========

The following table sets forth the computation of the net loss per share:

Basic net income (loss) per share:
Numerator: Net income (loss) to common
     Stockholders                                  $ 1,003          $  (773)        $    (121)        $(12,516)
Denominator:  Weighted-average shares
 outstanding basic                                  12,176            3,321             6,305            2,781
                                                   -------          -------         ---------         --------
Basic income net income (loss)  per common
 share                                             $   .08          $  (.23)        $    (.02)        $  (4.50)
                                                   -------          -------         ---------         --------

DILUTED NET INCOME (LOSS)  PER SHARE:
Numerator: Net income (loss) to common
 Stockholders                                      $ 1,003          $  (773)        $    (121)        $(12,516)
Denominator:  Weighted-average shares
 outstanding diluted                                15,832            3,321             6,305            2,781
                                                   -------          -------         ---------         --------
Diluted  net income (loss)  per common
 share                                             $   .06          $  (.23)        $    (.02)        $  (4.50)
                                                   -------          -------         ---------         --------

PRO FORMA NET LOSS PER SHARE:
Numerator: Net income (loss) to common
 Stockholders                                      $ 1,003          $  (773)        $    (121)        $(12,516)
Denominator:  Weighted-average shares
 outstanding diluted                                16,683            7,234            12,730            4,974
                                                   -------          -------         ---------         --------
Diluted  net income (loss)  per common
 share                                             $   .06          $  (.11)        $    (.01)        $  (2.52)
                                                   -------          -------         ---------         --------

(2)  Comprehensive Income

     The components of comprehensive income (loss) are as follows (in thousands):

                                           Three months        Nine months
                                              Ended               Ended
                                          September 30,       September 30,
                                         ----------------  --------------------
                                          1999     1998      1999       1998
                                         -------  -------  ---------  ---------

Net income (loss)......................  $1,097    $(490)  $    539   $(12,045)
Foreign currency translation
 adjustment............................      18      (29)       (49)       (29)
                                         ------    -----   --------   --------
  Comprehensive income(loss)...........  $1,115    $(519)  $    490   $(12,074)
                                         ======    =====   ========   ========

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
                                                                           -------
                                                                           $11,430
                                                                           =======

(4)  Other Liabilities

     In connection with the company's acquisition of Viona during 1998 (note 3), $1.35 million of the purchase price, was recorded at a present value of $1.1 million. The amount was payable in equal annual installments over the next three years, with the first installment being made during the quarter ending March 31, 1999. As such, $0.4 million of the amount is included in other current liabilities with the remaining amount included in other long-term liabilities.

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


Preferred Stock Subscription

     In March 1998, the company entered into a subscription and technology license agreement. This agreement provides, among other things, for the company to license certain technology to an unrelated third party (the licensee). In connection with the agreement, the licensee is required to pay a minimum of $750,000 at the end of each calendar quarter during the first year and a minimum of $900,000 at the end of each calendar quarter during the second year. Included in the first year quarterly payments is $125,000 per quarter that will be applied towards the purchase of the company's Series B preferred stock at $4.98 per share. The quarterly payment for the fourth quarter of the second year includes $500,000 that will be applied towards the purchase of the company's Series B preferred stock at $4.98 per share. The purchase of the preferred stock under this agreement is on the same terms as the licensee's purchase of Series B preferred stock in April 1998. The $625,000 minimum quarterly royalty payments in year one has been recognized as revenue during each respective quarter. The $900,000 minimum quarterly payments for each of the first three quarters and the $400,000 for the fourth quarter of the second year will be recognized as revenue during each of those respective quarters.

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

(7)  Contingencies

     The company is party to certain legal actions arising in the normal course of business. A former supplier of the company has filed a complaint alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The company intends to defend the complaint vigorously. However, at this time it is too early to estimate or predict the outcome of the complaint. The company filed a counter claim to a complaint alleging breach of oral and written contract from the former supplier, see Part II, legal proceedings for further discussion.

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

(9)  Subsequent Event-Acquisition

     On October 11, 1999 the Company announced that it signed a definitive agreement to acquire all of the outstanding capital stock of Teknema Inc. for $2.5 million in cash and approximately 804,000 shares of common stock. Prior to finalizing the agreement the Company loaned Teknema $1 million at a rate of 10% for three years and has recorded the amount as a loan receivable on the balance sheet. When including the associated acquisition expenses, the Teknema acquisition is valued at approximately $16 million. Teknema is an Internet technology company dedicated to developing software and solutions for the emerging market for informational appliances. The company sells Internet television set-top hardware and software technology through intellectual property licenses and OEM agreements with telecommunication companies and Internet service providers. Teknema serves the emerging market for information appliances that connect users to the Internet. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $14 million will be recorded as goodwill and other intangible assets and will be amortized over the estimated useful lives which are estimated to be approximately 48 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. RAVISENT's actual results could differ from those anticipated in these forward-looking statements as a result of various factors including but not limited to, those discussed elsewhere in this report.

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

     RAVISENT's customers consist primarily of personal computer and consumer electronics manufacturers. In addition, RAVISENT supplies its software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. RAVISENT anticipates that an increasing percentage of revenues, will be derived from consumer electronics and semiconductor manufacturers.

Approximately $5.0 million or 83% of RAVISENT's third quarter 1999 revenues were from license and services. Revenues from personal computer and peripheral manufacturers were derived from Software CineMaster 98 and Hardware CineMaster 98, which were introduced in December 1997. In August 1998, RAVISENT launched its first software-only solution, Software CineMaster 98, and began to transition its business model from a direct product sales approach to a license approach. RAVISENT released the successor product to Software CineMaster 98 during the third quarter of 1999, this product, Software CineMaster 99, has enhanced features and functionality which enable RAVISENT'S OEM customers to offer competitive products. As part of its license approach, RAVISENT began entering into manufacturing and license agreements with third parties under which RAVISENT will no longer manufacture Hardware CineMaster 98. Once the transition to a licensing business model is completed, RAVISENT will receive a per unit license fee on all future sales of Hardware CineMaster 98 and future versions of the CineMaster product. In the future, RAVISENT expects that most of its revenues will be derived from licenses of its software and its hardware designs. As a result of this change, RAVISENT will recognize lower revenues in 1999 than in 1998, which RAVISENT expects to be accompanied by a decrease in its cost of revenues.

     RAVISENT's revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers, have represented most of RAVISENT's total revenues in the past but are expected to be nominal in the future. During the quarter ended September 30, 1999, hardware revenues included sales of hardware components to semiconductor manufacturers for the production of consumer electronic products. The amount of revenue generated by the sale of hardware components during the third quarter of 1999 was approximately $1.0 million. License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates RAVISENT's software solutions or software with supporting hardware designs. Service revenues consist of engineering fees from consumer electronics, personal computer, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in RAVISENT's consolidated statements of operations:

                             Ravisent Technologies
                   Consolidated Statement of Operations Data

                                  (unaudited)
                   (in thousands, except per share amounts)
                          Quarter Ended September 30,


                                                     1999                              1998
                                                         Percent                            Percent
                                                            of                                of
                                                Amount   Revenues                Amount    Revenues
Revenues:
 License and services........................  $ 4,985       83.3%               $1,717       17.5%
 Hardware....................................    1,003       16.7%                8,091       82.5%
                                               -------     ------               -------   --------
   Total revenues............................    5,988      100.0%                9,808      100.0%
Cost of revenue..............................    1,175       19.6%                7,413       75.6%
                                               -------     ------               -------   --------
   Gross profit..............................    4,813       80.4%                2,395       24.4%

Research and
 development.................................    1,633       27.3%                  697        7.1%
Sales and marketing..........................    1,172       19.6%                  478        4.9%
General and
 administrative..............................    1,050       17.5%                1,346       13.7%
Amortization of goodwill                           225        3.8%                  269        2.7%
Amortization of deferred stock compensation        135        2.2%                   --         --
Acquired in-process
 research and
 development.................................       --         --                    --         --
                                               -------     ------               -------   --------
Total operating
    expenses.................................    4,215       70.4%                2,790       28.4%
                                               -------     ------               -------   --------
Operating income (loss)......................      598       10.0%                 (395)      (4.0%)
Interest expense (income),
 net.........................................     (573)       9.6%                   95        1.0%
                                               -------     ------               -------   --------
Income(loss) before income
 taxes.......................................    1,171       19.6%                 (490)      (5.0%)
Provision for income
 taxes.......................................       74        1.3%                   --         --
                                               -------     ------               -------   --------
Net income(loss) before
 accretion...................................    1,097       18.3%                 (490)      (5.0%)
                                               -------     ------               -------   --------
Accretion of mandatory
  redeemable preferred
   stock.....................................       94        1.6%                  283        2.9%
                                               -------     ------               -------   --------
Net income(loss)
  attributable to
  common stockholders........................  $ 1,003       16.7%               $ (773)      (7.9%)
                                               =======     ======               =======   ========
Basic net income(loss)
 per common share............................  $  0.08                           $(0.23)
                                               =======                           ======
Diluted net income(loss)
 per common share............................  $  0.06                           $(0.23)
                                               =======                           ======
Pro forma basic net income
 (loss)per common share before
  accretion..................................  $  0.09                           $(0.15)
                                               =======                           ======
Pro forma diluted net income
 (loss)per common share before
  accretion..................................  $  0.07                           $(0.15)
                                               =======                           ======
Number of shares used in
 calculation of basic
 net income(loss)per
 common share................................   12,176                            3,321
                                               =======                           ======
Number of shares used in
 calculation of diluted
 net income(loss)per
 common share................................   15,832                            3,321
                                               =======                           ======

     Revenues. Total revenues decreased 39% from $9.8 million for the quarter ended September 30, 1998 to $6.0 million for the quarter ended September 30, 1999. License and services revenue increased 190% to $5.0 million for the quarter ended September 30, 1999, due primarily to growth in license fees associated with RAVISENT's Software CineMaster 98 product, introduction of the CineMaster 99 and increased customization services related to RAVISENT's consumer electronics business. Software CineMaster 99 was introduced during the third quarter of 1999. Software CineMaster 98 was introduced during the quarter ended June 30, 1998. Hardware revenues decreased 88% from $8.1 million for the quarter ended September 30, 1998 to $1.0 million for the quarter ended September 30, 1999, the decrease was attributable to the company's continued movement towards the change in business model in which it will license it's software and its hardware designs rather than selling finished goods and components and recording hardware revenue.

     RAVISENT's revenues are concentrated among a few customers. In the quarter ended September 30, 1999, Dell Computer and ATI Technologies accounted for 20.1% and 15% of RAVISENT's revenues. While RAVISENT believes that the number of customers incorporating its technology into their products will grow, RAVISENT expects that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

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

     Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, costs associated with shipment of Software CineMaster 98, CineMaster 99 and license fees paid to third parties for technologies incorporated into RAVISENT's products, including Dolby Digital technology. Cost of revenues decreased 84% from $7.4 million for the quarter ended September 30, 1998 to $1.2 million for the quarter ended September 30, 1999. The decrease in cost of revenues was primarily due to the composition of revenues being more concentrated in license and services where the Company has lower costs of revenue.

     Gross Profit. Gross profit increased from $2.4 million for the quarter ended September 30, 1998 to $4.8 million for the quarter ended September 30, 1999, primarily due to a change in the composition of revenue. For the quarter ended September 30, 1999, 83.3% of total revenue was derived from license and services revenues, in comparison to 17.5% for the comparable quarter in 1998. The gross margin percentage for license and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit increased from 24.4% for the quarter ended September 30, 1998 to 80.4% for the quarter ended September 30, 1999, primarily as a result of a higher proportion of license revenues associated with RAVISENT's transition to a business model based on licensing its technology rather than direct sales of hardware products.

     Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 134%, from $.7 million for the quarter ended September 30, 1998 to $1.6 million for the quarter ended September 30, 1999. As a percentage of total revenues, research and development expenses increased from 7.1% to 27.3%. The increase in research and development expenses in absolute dollars was due primarily to supporting an expanded customer base. The increase in research and development expenses as a percentage of total revenues resulted primarily from RAVISENT's lower quarterly revenue. RAVISENT expects research and development expenses to continue to increase in absolute dollars through the remainder of 1999 compared to 1998 as RAVISENT adds additional engineering staff and capabilities.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 145% from $0.5 million for the quarter ended September 30, 1998 to $1.2 million for the quarter ended September 30, 1999. As a percentage of total revenues, sales and marketing expenses increased from 4.9% to 19.6%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States. The increase in sales and marketing expenses as a percentage of total revenues resulted primarily from RAVISENT's lower quarterly revenue, RAVISENT expects sales and marketing expenses to increase in absolute dollars through the remainder of 1999 compared to 1998.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for RAVISENT's finance, human resources, information systems and other management departments. General and administrative expenses decreased 22% from $1.4 million for the quarter ended September 30, 1998 to $1.1 million for the quarter ended September 30, 1999. As a percentage of total revenues, general and administrative expenses increased from 13.7% to 17.5%. The decrease in absolute dollars was primarily due to comparison with the third quarter of 1998 in which expenses were abnormally high. General and administrative expenses for the quarter ended September 30, 1999 were greater than for the equivalent quarter in 1999 primarily due to the company incurring expenses related to creating an infrastructure to support its growing business needs. Additionally, higher than normal legal and accounting expenses were incurred in connection with work associated with the investigation of a potential investment and legal work done in connection with protection of the company's intellectual property. General and administrative expenses increased as a percentage of total revenues primarily due to RAVISENT's lower quarterly revenue. RAVISENT expects general and administrative expenses to increase in absolute dollars through the remainder of 1999 compared to 1998 as it continues to build the necessary infrastructure to support its business operations and incurs greater legal and accounting expenses as a public company.

Amortization of Goodwill.

RAVISENT recorded amortization of goodwill of $0.2 million for the quarter ended September 30, 1999.

This expense is related to the goodwill recorded as part of the Viona acquisition. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. In September 1998, February 1999 and June 1999, RAVISENT recorded $0.8 million ,$0.5 million and $0.9 million respectively, of deferred stock compensation in connection with grants of stock options. RAVISENT has been amortizing these amounts as non-cash compensation expense over the four year vesting period of the options. For the quarter ended September 30, 1999, stock-based compensation expense was approximately $0.1 million.

Income Taxes

As of September 30, 1999, the company has approximately $13.2 million of net operating loss carryforwards for federal tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, the company has net operating loss carryforwards in certain states with various expiration periods beginning in 2006.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in RAVISENT's consolidated statements of operations:

                             Ravisent Technologies
                   Consolidated Statement of Operations Data

                                  (unaudited)
                   (in thousands, except per share amounts)
                        Nine Months Ended September 30,


                                                                      1999                       1998
                                                                            Percent                     Percent
                                                                              of                          of
                                                                Amount     Revenues        Amount       Revenues
Revenues:
 License and services...................................      $   11,113       39.1%       $  2,714          15.2%
 Hardware...............................................          17,288       60.9%         15,091          84.8%
                                                              ----------    -------        --------      --------
   Total revenues.......................................          28,401      100.0%         17,805         100.0%


Cost of revenue.........................................          16,231       57.1%         14,203          79.8%
                                                              ----------    -------        --------      --------
   Gross profit.........................................          12,170       42.9%          3,602          20.2%

Research and development................................           4,541       16.0%          2,139          12.0%
Sales and marketing.....................................           3,300       11.6%          1,419           8.0%
General and administrative..............................           3,189       11.2%          3,087          17.3%
Amortization of goodwill                                             685        2.4%            530           3.0%
Amortization of deferred stock compensation.............             305        1.1%             --            --
Acquired in-process research and development............              --         --           7,900          44.4%
                                                              ----------    -------        --------      --------
   Total operating expenses.............................          12,020       42.3%         15,075          84.7%
                                                              ----------    -------        --------      --------
Operating income(loss)..................................             150         .6%        (11,473)        (64.5%)

Interest expense(income), net...........................            (463)       1.6%            572           3.2%
                                                              ----------    -------        --------      --------
Income(loss) before income taxes........................             613        2.2%        (12,045)        (67.7%)

Provision for income taxes..............................              74         .3%             --            --
                                                              ----------    -------        --------      --------
Net income(loss) before accretion.......................             539        1.9%        (12,045)        (67.7%)

Accretion of mandatory redeemable preferred stock.......             660        2.3%            471           2.6%
                                                              ----------    -------        --------      --------

Net income(loss) attributable to common stockholders....      $     (121)       (.4%)      $(12,516)        (70.3%)
                                                              ==========    =======        ========      ========

Basic net income(loss)per common share..................      $    (0.02)                  $  (4.50)
                                                              ==========                   ========
Diluted net income(loss) per common share...............      $    (0.02)                  $  (4.50)
                                                              ==========                   ========
Pro forma basic net income(loss) per common share
 before accretion.......................................      $     0.09                   $  (4.33)
                                                              ==========                   ========
Pro forma diluted net income(loss) per common share
 before accretion.......................................      $     0.05                   $  (4.33)
                                                              ==========                   ========
Number of shares used in calculation of basic net
 income(loss)per common share...........................           6,305                      2,781
                                                              ==========                   ========
Number of shares used in calculation of diluted net
 income(loss)per common share...........................           6,305                      2,781
                                                              ==========                   ========

  Revenues. Total revenues increased 60% from $17.8 million for the nine months ended September 30, 1998 to $28.4 million for the nine months ended September 30, 1999. License and services revenue increased to $11.1 million for the nine months ended September 30, 1999, due primarily to growth in license fees associated with RAVISENT's Software CineMaster 98 product, introduction of Software CineMaster 99 and increased customization services related to RAVISENT's consumer electronics business. Software CineMaster 98 was introduced during the nine months ended September 30, 1998. Software CineMaster 99 was introduced during the third quarter of 1999. Hardware revenues increased 15% from $15.1 million for the nine months ended September 30, 1998 to $17.3 million for the nine months ended September 30, 1999, due primarily to increased market acceptance of RAVISENT's Hardware Cinemaster 98 product. In the nine months ended September 30, 1999, CineMaster release 1.2 was phased out of production, in favor of a new release, CineMaster release 3.0.

  Cost of Revenues. Cost of revenues consist primarily of manufacturing costs associated with Hardware CineMaster 98, costs associated with shipment of Software CineMaster 98 and license fees paid to third parties for technologies incorporated into RAVISENT's products, including Dolby Digital technology. Cost of revenues increased 14% from $14.2 million for the nine months ended September 30, 1998 to $16.2 million for the nine months ended September 30, 1999. The increase in cost of revenues was primarily due to increased product costs associated with the manufacturing of RAVISENT's Hardware CineMaster 98 product which were in line with a 15% increase in hardware sales.

  Gross Profit. Gross profit increased from $3.6 million for the nine months ended September 30, 1998 to $12.2 million for the nine months ended September 30, 1999, primarily due to a change in the composition of revenue. For the nine months ended September 30, 1999, 39.1% of total revenue was derived from license and services revenues, in comparison to 15.2% for the comparable period in the previous year. The gross margin percentage for license and services is much higher than that from hardware sales. For the nine months ended September 30, 1999, the primary cause of higher proportion of license revenues versus total revenues is the result of RAVISENT's transition to a business model based on licensing its technology rather than direct sales of hardware products. For the nine months ended September 30, 1998, hardware revenue represented 84.8% of total revenues compared to 60.9% of total revenues for the nine months ended September 30, 1999.

  Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 112%, from $2.1 million for the nine months ended September 30, 1998 to $4.5 million for the nine months ended September 30, 1999. As a percentage of total revenues, research and development expenses increased from 12% to 16%. The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to supporting an expanded customer base. RAVISENT expects research and development expenses to continue to increase in absolute dollars in 1999 compared to 1998 as RAVISENT adds additional engineering staff and capabilities.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 133% from $1.4 million for the nine months ended September 30, 1998 to $3.3 million for the nine months ended September 30, 1999. As a percentage of total revenues, sales and marketing expenses increased from 8.0% to 11.6%. The increase in absolute dollars and as a percentage of revenues, was primarily due to the building of the sales and marketing teams in the United States. RAVISENT expects sales and marketing expenses to increase in absolute dollars in 1999 compared to 1998.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for RAVISENT's finance, human resources, information systems and other management departments. General and administrative expenses remained relatively flat on a nine month 1999 to nine month 1998 comparison. Total general and administrative expenses increased 3% from $3.1 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses decreased from 17.3 to 11.2%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support RAVISENT's growing business operations. General and administrative expenses decreased as a percentage of total revenues primarily due to RAVISENT's increased revenue base. RAVISENT expects general and administrative expenses to increase in absolute dollars in 1999 compared to 1998 as it continues to build the necessary infrastructure to support its business operations and incurs greater legal and accounting expenses as a public company.

Amortization of Goodwill. RAVISENT recorded amortization of goodwill of $0.7 million for the nine months ended September 30, 1999 related to the goodwill recorded as part of the Viona acquisition.
See "--Acquired In-Process Research and Development Expense."

Stock-based Compensation. In September 1998, February 1999 and June 1999, RAVISENT recorded $0.8 million, $0.5 million and $0.9 million respectively, of deferred stock compensation in connection with grants of stock options. RAVISENT has been amortizing these amounts as non-cash compensation expense over the four year vesting period of the options. For the nine months ended September 30,1999, stock-based compensation expense was $.3 million.

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

Acquired In-Process Research and Development

  In April 1998, RAVISENT completed the acquisition of Viona, a company specializing in the development of digital video technology. RAVISENT paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million will be paid during 1999, and $1.4 million, recorded at a discounted value of $1.1 million, to be paid in equal installments at the end of each year, for 1998, 1999 and 2000, issued 1,204,820 shares of RAVISENT's common stock valued at $4.8 million and incurred transaction costs of $0.8 million.

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

Since the acquisition, the development effort has been split into customer specific implementations that are expected to be completed within the next six months. The first customer effort is approximately 90% complete and 60-85% complete for the remaining customer implementations.

DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. Development is expected to be completed within the next nine months.

Since the acquisition, development is now expected within the next six months. This project is approximately 80% completed.

HDTV Hardware Decoder, a circuit board or card that could enable personal computers to process HDTV signals. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. RAVISENT estimated that the project was approximately 35% complete. Viona had incurred approximately $63,000 of research and development expense and estimated that $111,000 would be required to complete the development of the project. Development is expected to be completed within the next nine months.

Since the acquisition, development is now expected within the next six months. The effort has been re-targeted to provide support for the HDTV Software Decoder and is approximately 80% completed.

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

Since the acquisition, development is now expected to be completed within the next nine months. This project is approximately 60% complete.

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

Liquidity and Capital Resources

  Since inception, RAVISENT has financed its operations primarily through the issuance and sale of debt and equity securities to investors including its initial public offering which was completed July 16, 1999. As of September 30, 1999 RAVISENT had approximately $58.7 million in cash and cash equivalents.

  Net cash used in operating activities for the nine months ended September 30, 1999 was $4.2 million, and for the nine months ended September 30, 1998 was $7.7 million. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including non-cash compensation expense; in the nine months ended September 30, 1998, acquired in-process research and development expense was included; and in the nine months ending September 30, 1999, depreciation and amortization expense primarily related to the goodwill recorded with the acquisition of Viona impacted this amount.

  Net cash used in investing activities for the nine months ended September 30, 1999 was $1.6 million. Net cash used in investing activities for the nine months ended September 30, 1998 was $4 million. Cash used in investing activities in each period consisted of net purchases of furniture and equipment. In 1998, cash used in investing activities also included the costs associated with the Viona acquisition.

  Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $63.5 and $14.7 million, respectively. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

  As of September 30, 1999, RAVISENT's principal commitments consisted of obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. The equipment leasing arrangements consist primarily of RAVISENT paying rental fees to third party leasing providers at interest rates between 15% to 18%, that maintain title to the leased equipment. In most cases, there are no obligations for RAVISENT to purchase the equipment at the end of the term. Although RAVISENT has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. In addition, RAVISENT has approximately $.9 million at September 30, 1999 of payments due to the former owners of Viona. Of this amount, approximately $.5 million is payable in the quarter ending December 31, 1999 with the remainder payable during the same period a year later.

  As of September 30, 1999, RAVISENT has a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable and inventory, as defined in the credit documentation, and bear interest at a rate of prime plus 1% per annum (9.25% at September 30, 1999). In addition, RAVISENT must:

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

  At September 30, 1999 no borrowings against this line of credit were outstanding and $4.8 million was available under the line of credit. This line of credit expires in July 2000. Silicon Valley Bank has senior security interest in substantially all of the assets of RAVISENT.

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

On October 11, 1999 the Company announced that it signed a definitive agreement to acquire all of the outstanding capital stock of Teknema Inc. for $2.5 million in cash and approximately 804,000 shares of common stock. Prior to finalizing the agreement the Company loaned Teknema $1 million at a rate of 10% for three years and has recorded the amount as a loan receivable on the balance sheet. When including the associated acquisition expenses, the Teknema acquisition is valued at approximately $16 million. Teknema is an Internet technology company dedicated to developing software and solutions for the emerging market for informational appliances. The company sells Internet television set-top hardware and software technology through intellectual property licenses and OEM agreements with telecommunication companies and Internet service providers. Teknema serves the emerging market for information appliances that connect users to the Internet. The acquisition will be accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $14 million will be recorded as goodwill and other intangible assets and will be amortized over the estimated useful lives which are estimated to be approximately 48 months.


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

  RAVISENT has identified approximately 150 commercial software packages (including multiple releases of the packages) and an additional approximately 50 hardware and software systems that are used in RAVISENT's business. RAVISENT has received assurances from a majority of the providers of these hardware and software systems that the systems are Year 2000 complaint. RAVISENT has further determined that Year 2000 "patch kits" are available for a majority of the commercial software applications it uses in its business for which it has not received assurances of Year 2000 compliance.

  RAVISENT's Year 2000 compliance program has to date revealed that its telephone system was the only significant third party hardware system that was not compliant. This system has been replaced. The cost of replacing the hardware and software associated for this system was approximately $3,000.

Contingency Plan

  As noted above, RAVISENT's Year 2000 compliance plan currently is expected to be complete by December 1999.

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

Recent Accounting Pronouncements

Incorporated by reference from the registrant's registration statement on Form S-1 (REG. NO. 333-77269)

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

  We cannot be certain that our change in business strategy will be successful or that we will successfully address these risks

Our transition to a software and hardware design licensing model depends on our ability to enter into new contractual arrangements with our customers, which we have not concluded

We may not be able to enter into agreements with our customers that are necessary in order to transition to a business model based on licensing software and hardware designs from our traditional product sales model. We have agreements with one of our customers that require us to supply them with hardware. Under our old business model, we would contract with third party manufacturers which would produce hardware for us, which we in turn would ship to customers. Under the new business model, the customers will be directly responsible for manufacturing the hardware, instead of the company. Under this model the company will license hardware designs to its customers and/or to the company's customers' third-party manufacturers. The customers will either manufacture the hardware internally, or the customers will have the hardware manufactured by such contract manufacturers. However, we have not yet concluded a contract implementing this arrangement with Dell Computer to which we license our hardware. For the nine months and three months ended September 30, 1999 and 1998, 61%, 17%, 85% and 83% of our total revenues, respectively, resulted from hardware sales rather than licenses of our hardware design. We may not be successful in concluding this contract. This may be for a potentially indefinite period of time. The completion of our transformation from a sales revenue model to a licensing revenue model will be delayed until we reach an agreement with Dell.

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

We have a history of losses and we may not be able to achieve sustained profitability in the future

  We had net income of approximately $0.5 million for the nine months ended September 30, 1999, and incurred a net loss of $13.7 million for the year ended December 31, 1998, $7.3 million for the year ended December 31, 1997 and $2.1 million for the year ended December 31, 1996. As of September 30, 1999, we had an accumulated deficit of approximately $23.3 million. We have not achieved profitability on an annual basis, and revenues from our software solutions and supporting hardware designs may not result in sufficient revenues to generate profitability in any future period. We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis, particularly to the extent that we face price competition. In addition, we expect to significantly increase our sales and marketing, product development, engineering and administrative expenses to grow. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

  A substantial portion of our license revenues comes from our top three customers. In 1998 these three customers accounted for approximately 91% of our total revenues. For the nine months ended September 30, 1999 our top three customers accounted for approximately 70%. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenue from these customers, would immediately harm our business.

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

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace.


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

We may not be able to profit from growth in our business if we are unable to effectively manage the growth

  Our ability to successfully offer our CineMaster products and other products and services in a rapidly evolving digital video and audio stream management market requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On September 30, 1999, we had a total of 119 employees compared to a total of 55 employees on September 30, 1998. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

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

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

  Our success depends on the efforts and abilities of our senior management and certain other key personnel, particularly technical personnel in our engineering subsidiary in Germany. Many of our officers and key employees are employed at will. In addition, Mr. Wilde and the principal engineers in our German subsidiary, Messrs. Sigmund, Horak and Ringelberg, are the only employees upon whom we have obtained key man life insurance. If any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, then our business could be harmed. We have recently hired new managers and intend to continue hiring key management personnel. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.

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

Because of their significant stock ownership, our officers and directors will be able to exert significant control over our future direction

  Executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 26% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Competition in our markets is likely to continue to increase and could harm our business

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), Zoran Corporation (which has sold its software subsidiary to MGI), Xing Technology Corporation (which has agreed to be acquired by RealNetworks, Inc.) and Intervideo, Inc. Our principal competitor in the hardware-based digital solution market is Sigma Designs, Inc. and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a very basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a more sophisticated DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

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

Our stock price may be volatile

  The market price of our stock has fluctuated significantly in the past and is likely to continue to fluctuate in the future. For example, in the period beginning with our initial public offering on July 16, 1999 and ending on September 30, 1999, our closing stock price fluctuated from a low of $10.25 to a high of $17.63. This market price fluctuation has occurred as a result of a number of factors, most of which are outside our control. Some of these factors include:

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

In addition on September 23, 1999 the registrant filed an answer to a complaint and filed a counterclaim to Zoran for $2.7 million, alleging breach of written agreement and other claims.


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


(b)  Use of  Proceeds

     On July 15, 1999 the Company's Registration Statement on Form S-1 covering the Offering of 5,750,000 shares of the Company's Common Stock, Commission file number 333-77269 was declared effective.

     From the effective date to September 30,1999 the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was incurred as follows:

     Underwriting discounts and commissions    $4,830,000
     Finders Fees                                     --
     Expenses paid to or for underwriters             --
     Other expenses                            $2,214,379
                                               ----------
     Total Expenses                            $7,044,379
                                               ==========

     All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates:
(ii) persons owning ten percent (10%) or more of the Company's common stock; or
(iii) affiliates of the Company.

     The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $61,955,621. From the effective date of the Registration Statement to September 30, 1999, the net proceeds have been used for the following purposes:

     Construction of plant, building and facilities          $           --
     Purchase and installation of machinery
      and equipment                                                      --
     Purchase of real estate                                             --
     Acquisition of other business (including
      transaction costs)                                                 --
     Repayment of indebtedness
      Working Capital                                             3,885,621
     Temporary investments, including cash
      and cash equivalents                                       57,070,000
     Other purposes (for which at least $100,000
      has been used), including:
          Investments, including debt instruments                 1,000,000
          Of the United States Government and its
          Agencies and in high quality corporate
          Issuers.
                                                                 ----------
                                                             $   61,955,621
                                                                 ==========

   All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the company's common stock; or (iii) affiliates of the Company.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits


 3.1*  Amended and Restated Certificate of Incorporation

 3.2*  Amended and Restated By-Laws

10.26 Employment Agreement dated March 1, 1999, by and between registrant and Sharon K. Taylor.

10.27  Employment Agreement dated March 1, 1999, by and between registrant and
       E. Joseph Vitetta, Jr.

10.28 Employment Agreement dated March 1, 1999, by and between registrant and William H. Wagner.


 27.1  Financial Data Schedule

 (b)   Reports on Form 8-K

       None

   * Incorporated by Reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 333-77269)


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 11, 1999         RAVISENT TECHNOLOGIES INC.


                         /s/ Jason C. Liu
                         -------------------------------
                         Jason C. Liu
                               Chief Financial Officer

                 EXHIBIT INDEX TO RAVISENT TECHNOLOGIES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1999

Exhibit Number          Description
--------------          -----------
10.26                   Employment Agreement dated March 1, 1999, by and between
                        registrant and Sharon K. Taylor.

10.27 Employment Agreement dated March 1, 1999, by and between registrant and E. Joseph Vitetta, Jr.

10.28 Employment Agreement dated March 1, 1999, by and between registrant and William H. Wagner.

27.1                    Financial Data Schedule