Form 10-K
period 1999-12-31
RAVISENT TECHNOLOGIES INC
filed 2000-03-30
CIK 1052593

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

[X]Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
   Act of 1934 [No fee required] for the fiscal year ended December 31, 1999.

[_]Transition Report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 [No fee required] for the transition period     from
   to    .

                       COMMISSION FILE NUMBER: 000-26287

                               ----------------

                          RAVISENT TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                             23-2763854
     (State or other                                      (I.R.S. Employer
     jurisdiction of                                   Identification Number)
    incorporation or
      organization)

                           One Great Valley Parkway
                          Malvern, Pennsylvania 19355
                                (800) 700-0362
   (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered
         -------------------                ---------------------
   Common Stock, par value $.001 per share         NASDAQ

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 15, 2000, RAVISENT Technologies Inc. had 16,122,180 outstanding shares of common stock. Of those, 12,216,106 shares of common stock were held by non-affiliates. The aggregate market value of such common stock held by non-affiliates, based on the average of the high and low sales prices of such shares on the New York Stock Exchange on March 29, 2000, was approximately $209,200,815. Shares of common stock held by each officer and director and each person who owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement prepared in connection with its 2000 Annual Meeting of Stockholders, to be held on June 1, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears at page 66.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           RAVISENT TECHNOLOGIES INC.

                            FORM 10-K ANNUAL REPORT
                   (For Fiscal Year Ended December 31, 1999)

                               Table of Contents

                                     PART I

                                                                                                 Page
                                                                                                 ----
ITEM 1   Business...............................................................................   1
ITEM 2   Properties............................................................................. 25
ITEM 3   Legal Proceedings...................................................................... 26
ITEM 4   Submission of Matters to a Vote of Security Holders.................................... 27

                                    PART II

ITEM 5   Market for Registrant's Common Equity and Related Stockholders Matters.................  27
ITEM 6   Selected Financial Data................................................................  29
ITEM 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  30
ITEM 7a  Quantitative and Qualitative Disclosure about Market Risk..............................  41
ITEM 8   Financial Statements and Supplementary Data............................................  41
ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  66

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant.....................................  66
ITEM 11  Executive Compensation.................................................................  66
ITEM 12  Security Ownership of Certain Beneficial Owners and Management.........................  66
ITEM 13  Certain Relationships and Related Transactions.........................................  66

                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  66

          Cautionary Statement Concerning Forward-Looking Statements

  The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the personal computer, consumer electronics and Internet appliance industries in general and our specific market areas; changes in prevailing interest rates and the availability of terms of financing to fund the anticipated growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

                                    PART I

ITEM 1. Business

General

  We develop and license software and hardware design solutions that serve as a platform for digital entertainment devices. Our intellectual property is licensed by manufacturers of personal computers, consumer electronics devices and Internet appliances. We also provide customization services and customer support. Our software allows personal computer manufacturers to address digital multimedia formats such as digital versatile disks, or DVD; direct broadcast satellite, or DBS; its European counterpart, digital video broadcasting, or DVB; and high definition television, or HDTV. Our design solutions enable consumer electronics and digital cable manufacturers to use digital and audio technology in a wide range of set-top devices. In addition, through our acquisition of Teknema, Inc., we provide software and hardware design solutions for Internet devices, including Internet appliances, digital set-top devices and DVD players.

  Our products incorporate a common, high-performance software code using modular software architecture and are independent of operating systems and silicon components. As digital technology continues to evolve and standards change, we can add new modules to our software to provide additional functionality without altering the existing core components of our digital solution. This allows personal computer, consumer electronics and Internet appliance manufacturers to use our products across multiple markets, achieve faster time-to-market, develop a customizable, consistent look and feel across product lines and reduce technical support costs. In the personal computer market, our current products consist of high-performance digital video and audio decoding and encoding solutions. In the consumer electronics market, our current product is a high-performance software platform that supports multiple hardware designs to provide digital audio and video stream management. In the Internet appliance market, our product is a highly efficient web browser with a corresponding software and hardware design that enables manufacturers to bring to market a variety of Internet appliances. Our software and hardware design solutions provide personal computer, consumer electronics and Internet appliance manufacturers with a foundation to support future components, operating systems and functionalities in a rapid and cost effective manner.

  Our products focus on three important markets, the personal computer market, the consumer electronics market and the Internet appliance market. We license our software and hardware design solutions to five of the top ten personal computer manufacturers, based on total unit sales. Personal computer and peripherals manufacturers currently shipping our products include ATI Technologies, Inc., Compaq Computer Corporation, Dell Computer Corporation, Fountain Technologies, Inc., Fujitsu Microelectronics, Inc., Gateway, Inc., Hewlett-Packard Company, Matrox Graphics, Inc., Micron Electronics, Inc. and Siemens. Consumer electronics manufacturers that have agreed to incorporate our technology include Tottori-Sanyo Electric Co., Ltd. (a subsidiary of Sanyo Electronics Corporation, Inc.), Vestel USA, Inc. and Yamaha Corporation of America. Internet Service Providers who are utilizing our intellectual property for Internet appliances include Met@box AG, Telecom Italia and Voyager.Net, Inc. We also have strategic relationships with ATI Technologies, Cirrus Logic, Inc., Dolby Laboratories, Inc., Intel Corporation, S3 Incorporated, MindSpring Enterprises, Inc. and STMicroelectronics. References herein to "RAVISENT," "we," "our," and "us" collectively refer to RAVISENT Technologies Inc., a Delaware corporation, and all of its U.S. and German subsidiaries.

Company History

  RAVISENT Technologies Inc. was incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed its name to Quadrant International, Inc. in May 1994, to Divicore Inc. in May 1999 and to RAVISENT Technologies Inc. in June 1999 upon its reincorporation in Delaware. RAVISENT's U.S. assets and liabilities are held by three Delaware corporations: Liuco, Inc., a finance subsidiary; RAVISENT Operating Company, Inc., an operating subsidiary; and RAVISENT Technologies Internet Appliance Group, Inc., formerly known as Teknema, Inc., each of which is a wholly-owned subsidiary of RAVISENT Technologies Inc. and a Nevada corporation, RAVISENT IP, Inc., an intellectual property subsidiary, also a wholly-owned subsidiary of RAVISENT Technologies Inc. RAVISENT's assets and liabilities in Germany are held by two German corporations, Erste Cinco Vermogensverwaltungs GmbH, which is a wholly-owned subsidiary of RAVISENT IP, and Viona Vervatungs GmbH, which is a wholly-owned subsidiary of Erste Cinco Vermogensverwaltungs GmbH, and a German limited partnership, Viona Development Hard and Software Engineering GmbH & Co. KG, which is a wholly-owned subsidiary of the two German corporations.

  In November 1999 we acquired Teknema, Inc., an Internet technology company involved in the development of products for the emerging market in information appliances, for an aggregate of approximately $16 million in cash, stock and stock options. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.9 million of the purchase price as acquired in-process research and development. Teknema sells Internet appliance hardware and software technology through intellectual property licenses and agreements with Internet service providers. The acquisition of Teknema provided us with a number of Internet-related products, including an efficient web browser, and an Internet appliance design. The acquisition provided us with approximately 20 additional employees who are located in our Palo Alto office.

  We entered into an agreement with MindSpring Enterprises to bundle their Internet access software with our Internet appliance. Under the agreement, we will offer a subsidized rate on our Internet appliance to those consumers who subscribe to MindSpring. We recently entered into agreements with Met@box and S3 Incorporated under which these companies will market Internet appliances containing our technology to their customers. We would bundle the MindSpring Software with the Internet appliance manufactured under the above discussed agreements.

Industry Background

  Historically, the personal computer and consumer electronics industries addressed digital entertainment content using different technologies. The personal computer developed around digital technology using the central processing unit, or CPU, which was initially expensive and unable to simultaneously run the operating system and manipulate video and audio inputs at satisfactory performance levels. As a result, digital entertainment content was managed by a stand-alone semiconductor device or module. In contrast, the consumer electronics industry evolved using lower cost analog solutions that were able to provide acceptable performance, but was typically passive and did not permit the users to edit or enhance the content. Advances in semiconductor technology have dramatically lowered the price of high performance microprocessors, allowing personal computers and consumer electronics devices to employ software solutions to manage video and audio streams in a digital format without overburdening their CPUs. Moreover, today, when evaluating a digital personal computer or consumer electronics device, consumers are increasingly demanding digital entertainment capabilities such as DVD, 3-D graphics, video editing and MP3 audio playback. Analog formatted devices cannot provide these capabilities. Meanwhile, digital formats have emerged that provide higher image resolution and quality, the opportunity to deliver a wide range of new services and content, more efficient use of limited transmission spectrums and the ability to deliver customized and interactive services. As a result, a growing number of personal computer and consumer electronics manufacturers are storing, accessing and playing video and audio streams in a digital format.

  A number of trends are accelerating the migration of manufacturers from analog to digital technology, including advances in technology, the evolution of standards, government and private initiatives, the widespread growth of the Internet and the increasing availability of content.

  . Advances in Technology. In the past, multiple silicon devices were needed to process digital video and audio streams. As silicon technology progressed, in many instances only one such device was needed. Today, as microprocessor-computing speeds continue to increase, software-only solutions are capable of providing video and audio stream management at a lower cost and at a performance level indistinguishable from dedicated silicon approaches.

  . Evolution of Standards. Historically, a significant barrier to the growth of digital video and audio technology was the lack of widely accepted technological standards. Today, industry participants have adopted a video compression standard known as MPEG-2 that enables video and audio compression for digital transmission and storage. MPEG-2 is currently deployed as the DVD solution in personal computers and DVD players and has been adopted as the standard for digital television, or DTV, and HDTV. In addition, Dolby Digital, formerly known as AC-3, designed by Dolby Laboratories, has emerged as an industry standard for audio compression.

  . Government and Private Initiatives. A number of government and private initiatives have also emerged to fuel the shift from analog to digital technology. For example, the cable television industry has adopted the "OpenCable" standard under which digital cable boxes will be manufactured and sold through retail channels similar to personal computers and television sets, thereby creating a new product market. Also, under the Telecommunications Act of 1996, all broadcasters are scheduled to change their broadcasting formats to digital and to cease carrying analog broadcasts by 2006. This will require every owner of an analog television set to purchase either a new digital television set or a digital converter box in the next six years.

  . Widespread Growth of the Internet. The Internet has become an important delivery mechanism for digital entertainment. Although Internet access has historically required a personal computer, International Data Center ("IDC") surveys indicate that U.S. consumers, by a two-to-one margin, would prefer to receive electronic information and entertainment services through their television sets, rather than their personal computers. In recognition of this trend, traditional consumer electronics manufacturers have introduced stand-alone Internet access devices for the television. Most recently, personal computer manufacturers have announced major initiatives in providing their own versions of stand-alone Internet devices in an effort to combat the consumer electronic manufacturers initiatives.

  . Increasing Availability of Content. The introduction of many forms of stand-alone content for digital media will lead consumers to shop for devices, such as DVD players and recorders, digital cable set-top devices and digital television sets, on which stand-alone content can be seen, heard, edited and stored. Already, there are over 3000 movie titles available in DVD format. The recording industry has adopted the DVD format to be used in next-generation audio devices. Cable television providers have adopted content strategies intended to capitalize on the trend toward digital technology through increased channel capacity and higher-resolution, interactive digital programming.

  Advances in microprocessor speed and capacity coupled with the shift to digital technology are leading the personal computer and consumer electronics markets to converge at an accelerating pace. As the personal computer and consumer electronics industries converge, two major trends have emerged. First, the integration of video and audio streams with digital technology is increasing the complexity of product design. Second, products have shorter life cycles as a result of rising digital processing capabilities, falling prices of semiconductors and rapidly improving software. Therefore, personal computer, consumer electronics and Internet appliance manufacturers are looking for easily adaptable software-based solutions that provide faster time to market and the flexibility to innovate in response to changing consumer preferences without the risk of quick obsolescence.

  We believe that major personal computer, consumer electronics and Internet appliance manufacturers will seek to leverage their brand recognition in order to capitalize on the emerging market for digital entertainment devices. For example, all existing television sets, videocassette recorders, stereos, and set-top boxes are candidates for upgrade to digital technologies. We believe that these product solutions must be extendible, have a customizable architecture that allows product differentiation, facilitate migration across product lines and markets, and enable multiple technologies within a single device. In particular, in order to keep pace with the rapidly changing product cycles of personal computer and consumer electronics manufacturers and be cost effective, these product solutions must rely on software that is independent of operating system and hardware platforms.

The RAVISENT Solution

  We develop and license software and hardware design solutions that enable digital entertainment in personal computer systems, consumer electronic devices and Internet appliances. Our solutions include high-performance digital video and audio decoding and encoding engines, graphical user interface tools, device software drivers, navigation software, Internet browsers, system test tools and hardware design expertise. Our digital solutions incorporate industry standards and are independent of operating system and silicon components. By using our solutions, our customers can reduce material costs, development costs, time-to-market, increase functionality and improve the quality of their digital entertainment products.

  We believe that our digital solutions provide a number of significant advantages for manufacturers of personal computers, consumer electronics and Internet appliances. Our digital solutions are built using the same powerful, easily customizable, modular software architecture. This modular approach frees our customers from semiconductor design cycles and provides them with enhanced flexibility; enabling them to rapidly introduce products to market that incorporate customized feature sets. As digital technology continues to evolve and standards change, we can add new modules to our software to address the changes without altering existing components of our digital solutions.

  Examples of how our digital solutions are being implemented include:

  . In the personal computer market, Dell uses our DVD decoding solutions across multiple product lines of its DVD-enabled desktop personal computers. Dell has migrated our solution across multiple product cycles through our customization and optimization services, even when the different cycles involve changing graphics requirements and different microprocessors. Our digital solution allows Dell to use the same user interface in each of these product lines while maintaining high quality video and audio performance and rapid time-to-market delivery.

  . In the consumer electronics market, Tottori-Sanyo, by using our software solution and supporting hardware platform design, is hoping to offer a broader family of products that provide DVD playback functionality. Our software serves as the base software platform that Sanyo engineers are using in several of their next generation DVD-enabled products. The flexibility and portability of our solution enables Tottori-Sanyo's engineers to reuse much of their hardware and software development in each of their next generation DVD-enabled products. Moreover, our technology is designed to enable Tottori-Sanyo to migrate this platform to accommodate additional technologies such as DBS/DVB, DTV and HDTV.

  . In the Internet appliance market, Met@box, a German Internet service provider, has licensed our Internet browser, and our Internet appliance software, hardware and intellectual property to manufacture and distribute a low-cost, easy to use Internet appliance. Met@box hopes to increase its number of Internet access subscribers by subsidizing the cost of its Internet appliances in return for a multi-year commitment on Internet access service.

Markets and Applications

  We believe our digital video and audio solutions will enable personal computer, consumer electronics and Internet appliance manufacturers to provide the next generation of digital devices. A few of the current and future applications for these devices are the following:

  Digital Versatile Disk. The DVD market is expected to experience rapid growth. IDC predicts that the number of DVD ROM units for personal computers sold worldwide will grow from 18 million units in 1999 to 96 million units in 2002, representing a compound annual growth rate of 75%. This market projection is based upon assumptions regarding the level of growth in sales of personal computers, the desire of personal computer manufacturers to offer additional functionality by upgrading CD ROM drives to DVD-ROM and the current supply of necessary components and the speed with which the prices of DVD-ROM drives is expected to decline. There can be no assurance that these projections will be achieved. We are shipping currently various products for the decoding and playback of DVD titles on a personal computer. We also offer software and hardware design solutions for DVD set-top players and we have developed a DVD encoding solution that enables the recording of video and audio streams in the DVD format, as well as a web-enabled DVD set-top player.

  Internet Appliance. IDC estimates that there were approximately 196 million worldwide users of the Internet at the end of 1999 and that the number of users will grow to approximately 410 million by the end of 2002. Until recently, personal computers have been the only affordable and easy to use device to access the Internet. Increasingly, television is viewed as one of the most attractive devices for the delivery of new Internet-enabled services. The television is a ubiquitous consumer product that people are comfortable using for entertainment and information purposes. IDC estimates that there will be 16.9 million Internet appliances sold in 2000 and 31.4 million by 2002. As a result of our acquisition of Teknema in November 1999, we have developed design solutions for a number of Internet-related products, including Internet appliances and web-enabled set-top boxes and DVD players. We are shipping currently the web-enabled set-top boxes.

  Digital Television. One of our key strategies is to pursue the digital television market, which we expect to be the next major technological advancement in home electronics. According to The Yankee Group, there is an installed base of 250 million analog television sets in the United States alone that will ultimately require a separate set-top box or upgrade to accommodate digital technologies. Digital broadcast television was first successfully launched in the United States in 1996 via digital broadcast satellite, with digital broadcast satellite now delivering direct broadcast television to over five million households today. Digital television has also begun to move into the large over-the-air market. Under the Telecommunications Act of 1996, all broadcasts are scheduled to be in a digital format by 2006. We are developing currently software and hardware design solutions that enable the viewing of digital television streams on personal computers.

  Digital Cable. In an effort to deliver more channels and services, including online and interactive services, cable providers are beginning to upgrade analog cable boxes with digital boxes. For example, Tele-Communications, Inc. and eight other multiple cable system operators announced in January 1999 the purchase of 15 million digital cable set-tops from General Instrument Corporation. We have not shipped any digital cable products to date, but are developing software and hardware design solutions that will enable the viewing of digital cable television streams using a personal computer or digital cable set-top device.

Strategy

  Our strategy is to be the leading global provider of digital video and audio solutions to manufacturers of personal computers, consumer electronics devices and Internet appliances. We believe that the most effective way to achieve our strategy is to become an intellectual property company that licenses our technology to manufacturers that will, in turn, use our solutions to penetrate very large markets for personal computers, consumer electronics and Internet appliances. Key elements of our strategy include:

  Grow License Business Model Among Top Tier Personal Computer, Consumer Electronics and Internet Appliance Manufacturers. Our strategy is to license our software and hardware design solutions to leading manufacturers of personal computers, consumer electronics devices and Internet appliances. We believe that the success of our manufacturing customers in the digital entertainment markets will continue to validate our technology. We intend to leverage our existing customer relationships into additional product lines and to seek out additional customers in the personal computer, consumer electronics and Internet appliance markets. We believe that our license model avoids the risks of manufacturing, storing and distributing hardware-based digital solutions while simultaneously increasing profitability. We also believe that by developing customized solutions in partnership with our customers, we will avoid commoditization of our products.

  Leverage Technology and Expertise into New Markets. We intend to leverage our modular software and hardware design solutions into multiple consumer electronics markets, such as the emerging DTV, HDTV, DBS/DVB, digital cable and Internet appliance markets. We believe that these markets will undergo dramatic growth in the next few years and that the extensibility of our products across multiple digital markets will provide us with an advantage over competitors focused on a single product, technology or market. In addition, through our acquisition of Teknema, we intend to further integrate Internet access technologies into our line of digital entertainment products.

  Extend Technological Leadership. We have established our line of CineMaster products as a leading DVD solution for the personal computer market. Our experience in providing digital video and audio technologies has enabled us to stay at the forefront of the transition to digital technologies. For example, we believe we were the first company to display a working DVD decode solution on a personal computer, the first company to demonstrate an HDTV decode solution on a personal computer and the first company to display an all-software HDTV decode solution. We intend to continue to invest in research and development both internally and in conjunction with our customers and strategic partners to maintain our technological leadership, improve our current product offerings and leverage our proprietary technologies.

  Focus on Strategic Relationships. Our solutions are incorporated into the products of five of the top ten personal computer manufacturers and two leading consumer electronics manufacturers. In addition, we have established strategic relationships with leading technology companies, such as ATI Technologies, Cirrus Logic, Conexant, Dolby Laboratories, Intel, MindSpring and STMicroelectronics. We believe these industry relationships better position us to stay abreast of industry trends, respond to the needs of our customers, provide input into industry standards and improve our product planning process. We intend to continue to develop our existing strategic relationships and develop new strategic relationships in targeted areas.

Technology

  We have designed our digital entertainment solutions to be independent of the hardware platform on which they run. Our designs are based on a modular software architecture, whereby each of the technical standards that are used for various digital media is addressed through an independent self-contained module of our software. For example, compliance with MPEG-2 and Dolby Digital has been achieved through completely discrete components of our software that can be "plugged in" to each other or to other modules addressing other standards or features of our products. Furthermore, each of these modules can address particular semiconductors or CPUs as needed. As a result, our architecture allows personal computer and consumer electronics manufacturers to choose different combinations of software and hardware configurations for their products while maintaining a consistent look and feel.

  Our module-based approach to our digital solutions is designed to provide flexibility and adaptability as relevant technologies evolve and standards change. For example, as new digital technology develops, whether hardware or software-based, we can add new modules to address the new technology without altering other components of our digital solution. In addition, as the processing speeds and capabilities of personal computers and graphics cards improve, hardware-based modules can be replaced with software modules, again without requiring the alteration of other components of our overall architecture. The same flexibility also applies to the user interface and storage modules. For example, as new platforms and operating environments arrive, only the interface modules will need to be altered to adapt.

  We identify emerging technologies necessary for future platforms that address various media sources such as those shown below.

  . Software Algorithms and IP Cores

   Software algorithms are designed to work with multiple microprocessors, operating environments or semiconductor devices. These IP Cores exist in high-level language forms but perform silicon level functions such as video decoding and encoding.

  . Software Drivers

   Software drivers control the core software or hardware implementations. They are designed for specific operating systems and typically run in Microsoft operating environments; nonetheless, the core design allows for porting to other environments. Software drivers are the "middleware" that connects the algorithms of our solution to the operating environments.

  . Hardware Designs

   Hardware designs are developed with a modular approach to allow for flexible silicon device selection and adaptation to industry standard interfaces. We license our hardware designs to enable our software licensees to deliver a complete product.

  . Application Programming Interfaces

   Application programming interfaces, or APIs, allow for the use of our software drivers or hardware components by third party applications as well as independent application development by our teams. These tools are developed around multiple industry standards and interfaces to allow for full-feature access.

  . End User Applications

   End user applications are delivered to our customers as complete multi-language installations that provide customizable, full-featured graphical user interfaces.

We then apply our high-performance modular software solution to manage these sources in a digital format, enabling manufacturers to support these technologies in various devices. Our modular solution can be divided into five stages:

  . Internet Browser

   Designed for maximum efficiency, our small footprint browser requires only four megabytes of memory. This browser possesses one of the smallest and most efficient hypertext markup language and Java Script programming language available enabling it to be used with low-cost Internet appliances.

  . Source Management

   Our digital entertainment solution starts by controlling and decoding multiple video and audio streams from either digital or digitally converted analog sources.

  . Media Router/Media Caching

   After the streams are received and converted, they are directed via the "Media Router" module to either deliver them to the "Media Decode" module for immediate presentation, or store the streams for future playback using a temporary memory storage module called the "Media Caching" module.

  . Media Decode/Convergence User Interface/Internet Browser/Intelligent
    Agent

   Upon delivery, the "Media Decode" module translates the compressed data into video and audio streams. At this point, our "Convergence User Interface" and "Internet Browser" module allows users to control the final presentation of the stream as well as to provide a customized look and feel. We plan to add intelligent agents that would enable user habit-based automatic programming and simultaneous playback and recording capabilities.

  . User Presentation

   As a final step, our "User Presentation" module converts the audio and video streams to the proper output format for presentation on multiple devices including computer monitors, television sets and speakers. In an Internet appliance solution, our "User Presentation" module serves as the front-end software menu that interacts with the user to complete functions such as email and web surfing.

Products and Services

 Products

  We license our high-performance, customizable, modular software and hardware design solutions to manufacturers to enable digital video and audio playback and recording within the personal computer, consumer electronics and Internet appliance industries. We currently license the following products:

Hardware CineMaster, a software and hardware design DVD solution that is incorporated into the systems of three major personal computer manufacturers to enable DVD playback in their products. A Dell system incorporating Hardware CineMaster won the Editors' Choice Award for high-end personal computers in December 1998 in PC Magazine and June in 1999 in PC World. Both awards cited the quality of the DVD playback in general and our solution in particular. Historically, we derived hardware revenue from, and were responsible for, the manufacture and delivery of this product. In early 1999, we contracted with a third party to manufacture and deliver this product directly to our customers. We receive a license fee from our customers for each unit sold.

Software CineMaster, a software-only DVD solution that is licensed to six of the top ten personal computer manufacturers to enable DVD playback in their products. Software CineMaster is incorporated into the operating system of personal computers or sold separately as part of an after-market solution bundled with a graphics card. Compaq and Gateway systems incorporating Software CineMaster won the PC Magazine Editors' Choice Award in March 1999 and December 1998, respectively. These awards cited both the quality of the DVD playback in these systems and our Software CineMaster product as responsible for DVD decoding in these systems. We receive a per unit license fee from the personal computer manufacturers for each system or device sold by them which incorporates this product.

Software CineMaster HDTV, a software design solution that provides high definition television audio and video. We offer this product to personal computer original equipment manufacturers. We are not currently shipping this product. Once this product is released to the market, we will receive a per unit license fee from the personal computer manufacturers for each system or device sold by them which incorporates this product.

Software CineMaster DVR, a software application that provides personal computer and television consumers with the ability to view and record simultaneously their live broadcast video and other sources of analog video input. Additionally, while recording, the consumer will be able to pause, rewind and playback video at any chosen point in the video stream. Once this product is released to the market, we will receive a per unit license fee from the personal computer original equipment manufacturers and the television tuner manufacturers licensing or shipping this product. We are not currently shipping this product.

CineMaster CE, a software design solution including multiple hardware platform designs, that enables DVD playback across a variety of consumer electronics products. CineMaster CE was developed through our strategic relationship with STMicroelectronics to which we have licensed the product on a nonexclusive basis. CineMaster CE includes a complete DVD set-top reference design, including lower level software, a complete hardware design and a front-end graphical user interface. CineMaster CE was introduced in late 1998 and Tottori-Sanyo,

Vestel and Yamaha have already signed agreements to license this solution. We receive a per unit license fee for each microprocessor that incorporates our technology in addition to a license fee we receive on a per unit basis from the consumer electronics device manufacturer.

Internet Appliance, our Internet set-top solution, which includes all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product into the Internet access market. The solution requires minimal product support and includes our Internet Application Development Environment that allows the manufacturer to redesign the product's user interface using simple HTML or JavaScript programming language. In addition, the solution possesses "smart card" reading technologies which allows higher levels of e-commerce functionality. We have entered into an agreement with S3 Incorporated to manufacture our Internet applicance solution and bundle it with the MindSpring Internet access software.

Internet Integration Platform, a software and hardware design solution that enables inexpensive Internet access on a variety of "smart" appliances. The Internet Integration Platform includes a manufacturing kit and allows licensees to build Internet access capabilities into virtually any device with limited space requirements. Examples of devices that have been Internet-enabled by the Internet Integration Platform include telephones and televisions.

Services

  We work with our customers to customize elements of our solutions (such as the graphical user interface) to their products and to mutually agreed-upon specifications. In addition, we typically add specific features that a customer requests that may be different from those installed in the same product licensed to another customer. Finally, we modify our software drivers to ensure compatibility with hardware components (such as different graphics cards) that differ among our customers and among the various models of a single customer.

Sales and Marketing

  Our sales and marketing activities are focused on establishing and maintaining license arrangements with personal computer, consumer electronics, Internet appliance, peripherals and semiconductor manufacturers. We license our digital solutions on a non-exclusive worldwide basis to personal computer, consumer electronics, Internet appliance, peripherals and semiconductor manufacturers that sell products incorporating these technologies to end users. We also license our digital solutions on a non-exclusive worldwide basis to semiconductor manufacturers that incorporate our technology in products for personal computers and consumer electronics devices.

  We sell our digital solutions to personal computer manufacturers in the United States and Europe through our direct sales force, and to personal computer manufacturers in Japan through an independent sales representative. We sell our digital solutions to consumer electronics manufacturers domestically and in Europe through our direct sales force and in Japan through a strategic sales partner. We sell our Internet appliance solutions to manufacturers in the United States through our direct sales force and to manufacturers in Europe through independent sales representatives.

  We establish strategic relationships with peripherals and semiconductor manufacturers in an effort to establish our solutions as the standard for digital video and audio stream management. In addition to our strategic relationships with semiconductor manufacturers such as STMicroelectronics, we work closely with major software and hardware providers such as Advanced Micro Devices, Inc., ATI Technologies, Conexant, and Intel in designing our digital solutions so that our final product will interact smoothly with their software and hardware platforms. We also maintain close relationships with graphics card vendors to maximize our product flexibility and support. We work closely with our customers to anticipate market demand and user requirements and to maximize consumer acceptance and long-term viability of our solutions. We intend to supplement our distribution channel in the future by establishing an Internet presence to maximize direct contact with our customers, facilitate electronic sales of our products and sell associated products directly to end users.

  We are seeking to develop strategic relationships with Internet service providers to leverage their marketing and distribution strength. For example, we have established a strategic relationship with S3 Incorporated, which will brand our Internet appliance solution for their customers, bundle it with the MindSpring Internet access software, and distribute the final product to the retail distribution channel.

  We participate in industry conferences to market and demonstrate our technology and distribute quarterly press kits to disseminate information regarding our latest advances.

Customers

  Our typical customers are personal computer, consumer electronics, Internet appliance and peripherals and semiconductor manufacturers that benefit from our digital entertainment solutions. As of December 31, 1999, computer and peripherals manufacturers shipping products that incorporate our technology included: ATI Technologies, Compaq, Dell, ELSA AG, Fountain, Fujitsu, Gateway, Hewlett-Packard, Matrox, Micron, and Siemens. In addition, consumer electronics manufacturers who have incorporated our technology include Tottori-Sanyo, STMicroelectronics, Vestel and Yamaha. For the year ended December 31, 1999 and December 31, 1998, one customer, Dell, accounted for in excess of 10% of our revenues. In 1997, two customers, Hi-Val, Inc. and Pacific Digital Products, Inc., accounted for in excess of 10% of our revenues. With the exception of our arrangements with ATI Technologies and STMicroelectronics, which have terms in excess of one year, all of our agreements have a duration of one year or less or may be cancelled by the customer following notice at any time.

Research and Development

  We believe that our future competitive position will depend in large part on our ability to develop new and enhanced digital entertainment solutions and our ability to meet the evolving and rapidly changing needs of personal computer, consumer electronics, Internet appliance, peripherals and semiconductor manufacturers. In April 1998, we acquired Viona Development Hard & Software Engineering, in order to bolster our research and development and engineering capabilities. In November 1999, we acquired Teknema in order to add Internet related intellectual property and bolster our research and development and engineering capabilities. We have invested significant time and resources in creating a structured process for undertaking product development. This process involves several functional groups within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market. We have assembled a core team of experienced software architects, software engineers and system hardware engineers.

  As of December 31, 1999, we employed a total of eighty one (81) research and development personnel in three offices. For the year ended December 31, 1999, our research and development expenditures totaled $8.1 million. To date, we have not capitalized any research and development expenses.

Intellectual Property and Proprietary Rights

  We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have six pending U.S. patent applications related to our digital video and audio stream management technology. Five of the six pending U.S. patent applications cover future products, and do not relate directly to our current products. The sixth patent relates to the personal computer industry and is utilized in our Software CineMaster product. In addition, we have numerous pending trademark applications for the marks "RAVISENT," "RAVISENT Technologies" and the RAVISENT logo. We also have an issued U.S. trademark registration for the mark "CineMaster." Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skill of personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining technology leadership position. However, our intellectual property covers all aspects of our business and if we are not successful in protecting such rights (i.e. patent applications are rejected or patents are successfully challenged) our business may be substantially harmed.

  We generally enter into confidentiality or license agreements with our employees and consultants and corporations with whom we have strategic relationships, and generally control access to and distribution of our software, documentation and other proprietary information. In addition, we often incorporate the intellectual property of our strategic customers into our designs and we have obligations with respect to the use and disclosure of such intellectual property.

  We license technology from Dolby Laboratories for the audio format that is used in all of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. In addition, we license encryption and decryption software technology from Matsushita Electric. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. We have a royalty-free license from Matsushita. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated at any time. If these license agreements were not renewed, our business would be severely harmed, and we would not be able to ship product for the DVD market.

  The market for digital entertainment solutions is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example, we received notice from two of our largest customers which are personal computer manufacturers that a third party with a history of litigating its proprietary rights and that has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. The third party has invited these customers to license the technology covered by the patents. These customers have contacted us for assistance in determining whether our technology falls within the scope of the asserted patent claims and may in the future seek compensation or indemnification from us arising out of the third party claims. In addition, a consortium of companies known as MPEG-LA has notified a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license royalties for use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA claims. A second consortium of companies known as the DVD Patent Licensing Program has notified a number of DVD product manufacturers that patents owned by members of the consortium are infringed by the manufacturers in their distribution of products incorporating DVD technology. The DVD Patent Licensing Group has requested that these manufacturers pay license royalties for use of the technology covered by the DVD Patent Licensing Group's patents. The manufacturers may in the future seek compensation or indemnification from us arising out of the consortium's claims. Also, a third party has asserted that the parental control features of our CineMaster products infringe certain patents held by the third party. We believe these claims to be without merit. These and any other claims of infringement against us, whether or not such claims have merit, could result in litigation that could severely harm our business.

Competition

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc., Zoran Corporation and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. In the Internet appliance market, we compete with companies such as Liberate Technologies, Spyglass, Inc., Planetweb, Inc. and WebTV. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

  We anticipate continued growth and competition in the personal computer, consumer electronics and Internet appliance industries and the entrance of new competitors into our markets, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either we or our current competitors do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

Employees

  As of December 31, 1999, we had a total of one hundred and forty (140) full-time employees, eighty-one (81) of whom were engaged in research and development, thirty-three (33) in sales and marketing, and twenty-four (24) in administration. Our future performance depends in significant part upon the continued services of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could harm our business. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for highly qualified personnel is intense, particularly in the Philadelphia area, where we are headquartered and in the Silicon Valley area where we have significant operations. We may not be able to retain or attract key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

  Our business and the value of our shares is subject to numerous risks. Some of these risks are described above and certain additional risks are described below.

Risk Factors

We have a limited operating history and our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

  As a result of our relatively brief operating history, we believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition, fluctuations in our operating results have caused, and may in the future continue to cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock may fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter as we attempt to establish our products in the market.

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

  . the timing of sales of our products and services and the timing of new releases of personal computer systems, consumer electronics devices, Internet appliances, and semiconductors that incorporate our products;

  . delays in introducing our products and services;

  . changes in our pricing policies or the pricing policies of our competitors;

  . of the timing and accuracy of royalty reports received from our customers, which we have to date not audited;

  . the timing of large contracts that materially affect our operating results in a given quarter;

  . changes in the usage digital media;

  . our ability to develop and attain market acceptance of enhancements to our products;

  . new product introductions by competitors;

  . the mix of license, service and hardware revenues;

  . unanticipated customer demands which impact on our ability to deliver our products and ultimately recognize revenue;

  . the mix of domestic and international sales;

  . costs related to acquisitions of technologies or businesses;

  . our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, administrative and product management personnel;

  . our ability to expand our operations; and

  . global economic conditions as well as those specific to personal computer, consumer electronics, Internet appliance, peripherals and semiconductor manufacturers and other providers of digital video and audio stream management solutions.

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

  Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall significantly. Since our license revenue is based upon customer sales reports and we have never audited our customers, we may be required to restate our recognized revenues or adjust our revenues for subsequent periods, which could impact our stock price.

We have never been profitable and may never achieve profitability in the future

  We had a net loss of $8.1 million for the year ended December 31, 1999. We incurred net losses of $13.7 million for the year ended December 31, 1998 and $7.3 million for the year ended December 31, 1997. To date, we have not achieved profitability on an annual basis and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. We expect to significantly increase our sales and marketing, product development, engineering and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability.

Increasing competition may cause our prices to decline, which would harm our operating results

  We expect our prices for our digital entertainment products to decline over the next few years. We expect to face increased competition in markets where we license our digital entertainment products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. If anticipated increases in sales volume did not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

Our business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

  In the year ended December 31, 1999, we derived approximately 72% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

  A substantial portion of our license revenues comes from two customers, Dell Computer Corporation and ATI Technologies Inc. In the year ended December 31, 1999, Dell and ATI Technologies accounted for 53% and 8% of our total revenues and 29% and 18% of our gross profit, respectively. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenue from these customers, would immediately harm our business.

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

  . new governmental regulations or changes in taxes or tariffs applicable to the manufacturer; and

  . the failure of third parties to develop and introduce content for digital entertainment applications in a timely fashion.

  The inability of our customers or us to successfully address any of these risks could harm our business.

Since our customers have not executed long-term contracts with us, our revenues could decline significantly with little or no notice

  Our agreements with our customers are typically of limited duration and do not contain minimum purchase commitments or are terminable with little or no notice. Rather than long-term contracts, we typically enter into licensing agreements with one-year terms that automatically renew each subsequent year unless either party receives a written cancellation. As a result, many of our customers could elect not to renew these agreements and we could have little warning of this election. Also, since our agreements with our customers do not include minimum purchase requirements, the demand for our products is unpredictable. As a result of competition or fluctuations in demand, we could be required to reach an accommodation with our customers with respect to contractual provisions such as price or delivery time in order to obtain additional business and maintain our customer relationships. Any termination, decrease in orders or election not to renew a contract by our principal customers would harm our business.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

  We license technology that is used in our products from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain these license arrangements, we would not be able to ship many of our digital entertainment products and our business would be seriously harmed. For example, we have a license agreement with Dolby Laboratories Licensing Corporation for the audio format that is used in all of our DVD-related products. Without this technology, we could not ship product for DVD markets. In addition, we license encryption and decryption software technology from Matsushita Electric, which must also be included in any DVD products we ship. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated by Matsushita at any time after the giving of notice. We may not be able to renew either license. If we failed to renew either of these licenses, we would not be able to ship products for the DVD market, and we would accordingly lose a substantial amount of our revenue.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace

  We rely on strategic relationships, such as those with ATI Technologies Inc., Cirrus Logic, Conexant Systems Inc., Dolby Laboratories, Intel Corporation and STMicroelectronics, Inc. to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. Through our interaction with our strategic partners, we gain valuable insights on evolving industry standards and trends. For example, we may be able to learn about future product lines in advance so that we can more efficiently design products that our customers find valuable. However, we do not have written agreements with any of our strategic partners that can ensure these relationships will continue for a significant period of time. All of our agreements with these partners are informal, and may be terminated by them at any time. The loss of any one of these relationships could harm our business.

Delays in providing our products to our customers may affect how much business we receive

  Our product development efforts may not be successful and we may encounter significant delays in bringing our products to market. Since the product life cycle in the personal computer, consumer electronics and Internet appliance industries can be as short as six to twelve months or less, if our product development efforts are not successful or are significantly delayed, our business will be harmed. In the past, we have failed to deliver new products, upgrades or customizations on time, including customization projects for DVD products that are requested from time to time by our customers. In the future, our efforts to remedy this situation may not be successful and we may lose customers as a result. Delays in bringing to market new products, enhancements to old products or interfaces between existing products and new models of personal computers, consumer electronics or Internet appliance devices could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would be harmed.

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

  We regard the protection of patentable inventions as important to our future opportunities. We currently have six U.S. patent applications pending relating to our digital video and audio stream management technology. However, none of our technology is patented outside of the United States nor do we currently have any international patent applications pending. It is possible that:

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

  We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have three pending trademark applications for the marks "RAVISENT," "RAVISENT Technologies" and the RAVISENT logo. We also have an issued U.S. trademark for the mark "CineMaster." None of our trademarks are yet registered outside of the United States. Moreover, despite any precautions which we have taken:

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

  . we have provided our source code for our products to a few of our customers as part of our licensing arrangements with them and the procedures and practices implemented under the terms of these licenses may not be sufficient to prevent them from exploiting the source code; and

  . the tamper-resistant copy protection codes in our software have been broken in the past and may not be successful in preventing unauthorized use of our software in the future.

We may become involved in costly and time-consuming litigation over proprietary rights

 Intellectual property litigation is typical in our industry.

  Substantial litigation regarding intellectual property rights exists in our industry. We expect that software and hardware in our industry may be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different areas of the industry overlap. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. We cannot be certain that any of these third parties will not make a claim of infringement against us with respect to our products and technology.

  Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be enjoined from the continued use of the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could harm our business. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

 We have received notices of claims that may result in litigation.

  From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example:

  . Our digital video stream management solutions comply with industry DVD specifications, which incorporates technology known as MPEG-2 that governs the process of storing a video input in digital form. We have received notice from several of our largest customers which are personal computer manufacturers, that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third party claims and may be required to agree to indemnify them to secure future business or otherwise. We do not have written agreements with these customers that limit our liability to these customers should litigation ensue. Moreover, we may be required to pay license fees in connection with the use of the third party's technology in the future.

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

  . Another group of companies mostly comprised of consumer electronics manufacturers has formed a consortium known as the DVD Patent Licensing Program to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. The DVD Patent Licensing Program has notified us, as well as a number of computer manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of products that incorporate the DVD technology. The DVD Patent Licensing Program has requested that these personal computer manufacturers pay license fees for use of the technology covered by DVD Patent Licensing Program patents. We may be required to pay license fees in connection with the use of such DVD technology in the future as a result of such claims. Further, a court could determine that we infringe any such patents and we would be liable for resulting damages. In addition, our customers who have been contacted by the DVD Patent Licensing Program may in the future seek compensation or indemnification from us arising out of the DVD Patent Licensing Program claims, and we may be required to pay license fees on their behalf in connection with the use of such DVD technology in the future.

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

We may not be able to profit from growth in our business if we are unable to effectively manage the growth

  Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On December 31, 1999, we had a total of 140 employees compared to a total of 76 employees on December 31, 1998. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

  . successfully train, motivate and manage new employees;

  . expand our sales and support organization;

  . integrate new management and employees into our overall operations;

  . adopt and staff an investor relations program; and

  . continue to improve our financial and accounting systems.

  We may not succeed in anticipating all of the changing demands that growth will impose on our systems, procedures and structure. If we fail to effectively manage our expansion, our results of operations will suffer.

We are in the process of changing the Internet appliance portion of our business from selling hardware to licensing software and supporting hardware designs, and our revenues are expected to decline as a result

  In November 1999, we acquired all of the capital stock of Teknema, Inc., which forms the basis for our Internet appliance division. Teknema's business model was focused on selling hardware-based solutions. Following the acquisition, we have begun changing the business model for our Internet appliance division from selling hardware-based digital solutions to licensing software-based digital solutions. This change requires us to adjust our business processes and make additions to our engineering and marketing teams. In addition, we expect that revenues from this division will be lower in 2000 than in 1999 in part because it will no longer be selling hardware solutions. You should consider the risks and challenges we may face in this area of our business as a result of this change in business model, which include, among others:

  . increasing demand for Internet appliances and services;

  . maintaining and increasing our base of Internet appliance manufacturers;

  . competing effectively with existing and potential competitors; and

  . developing further this relatively new and unproven business model.

  We cannot be certain that this change in business strategy will be successful or that we will successfully address these risks.

We may not be able to successfully make acquisitions of or investments in other companies

  We have very limited experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services. In the future, we may make acquisitions or investments in other companies, products or technologies. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. However, the key personnel of the acquired company may decide not to work for us. Moreover, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in our efforts to assimilate acquired businesses that could make management of our business very difficult.

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

  Our success depends on the efforts and abilities of our senior management and certain other key personnel, particularly technical personnel in our engineering subsidiary in Germany. Many of our officers and key employees are employed at will. In addition, Messrs. Wilde and Liu and the principal engineers in our German subsidiary, Messrs. Sigmund, Horak and Ringelberg, are the only employees upon whom we have obtained key man life insurance and we do not expect to obtain life insurance on any of our other senior managers. If any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, then our business could be harmed. We have recently hired new managers and intend to continue hiring key management personnel. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.

We may not be able to hire and retain qualified employees, which would impair our ability to grow

  We intend to hire a significant number of additional sales, support, marketing, engineering and product management personnel in 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we have significant operations in Palo Alto, California. We have in the past and expect in the future to face difficulties locating qualified personnel in these locations. We have had, and expect to continue having greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

We may encounter significant difficulties in integrating our newest subsidiaries that could result in unexpected future expenses and difficulties in financial reporting

  In November 1999, we completed the acquisition of Teknema, Inc. However, we may not be able to successfully integrate the company. Combining our companies requires, among other things, integrating our respective technologies, coordinating our research and development and financial reporting efforts, and continuously evaluating whether existing systems and procedures meet our growth requirements, especially our financial and internal control systems and management structure. Important aspects of the integration, such as improving financial controls and reporting, are still in process and may not be completed smoothly or successfully. If we fail to integrate these areas, we may be unable to maintain uniform standards, procedures, controls and policies. Integrating operations such as engineering, may require our management to dedicate resources that may temporarily distract them from our day-to-day business, including from the development of new products, which could result in delays in introducing these new products. Coordinating geographically separated organizations with distinct cultures may increase the difficulty of our integration. If we fail to successfully complete the integration Teknema's operations, our business could be harmed.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

  Our products are very complex and frequently contain undetected errors. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products into which our products are incorporated. Despite our extensive quality assurance process, we have in the past shipped product releases with some defects, and have discovered other errors in our products after their commercial shipment. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

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

Since our license revenue is based upon customer sales reports and we have never audited our customers, we may be required to make an adjustment to our revenues for subsequent periods, which could impact our stock price.

  We receive a license royalty for each personal computer, consumer electronics device, Internet appliance or peripheral sold that contains our products and a royalty for each silicon device sold by a semiconductor manufacturer that incorporates our technology. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units sold. We have never undertaken an audit of any of our customers to verify that their reported sales unit numbers were accurate. These reports are subject to potential revision by these manufacturers. If any of our customers revised their product sales reports, we might be required to adjust our revenues for subsequent periods, which could harm our business and the price of our common stock.

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

  In the year ended December 31, 1999 and in 1998, we derived approximately 32% and 22% of our revenues, respectively, from shipments to foreign subsidiaries of U.S. companies, and we expect to derive an increasing amount of our revenue from sales outside North America. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business on an international basis, including, among others:

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

It may be difficult to raise needed capital in the future, which could significantly harm our business

  We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2000. Our capital requirements will depend on many factors, including:

  . acceptance of and demand for our products;

  . the number and timing of acquisitions;

  . the costs of developing new products;

  . the costs associated with our expansion; and

  . the extent to which we invest in new technology and research and development projects.

  To the extent that the proceeds from our initial public offering are exhausted, our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in RAVISENT would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors will be able to exert significant control over our future direction

  Executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately twenty-four percent (24%) of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Certain provisions of our certificate of incorporation and by-laws make changes of control difficult even if they would be beneficial to shareholders

  The board of directors has the authority without any further vote or action on the part of the stockholders to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

  Our certificate of incorporation and by-laws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving RAVISENT. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of 66 2/3% or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

Our revenues are dependent upon acceptance of products that incorporate our digital entertainment technology in the personal computer, consumer electronics and Internet appliance industries

 We rely on the personal computer, consumer electronics and Internet appliance industries, and these industries have risks and uncertainties that are beyond our control.

  The personal computer, consumer electronics and Internet appliance industries are presently the only markets for our digital entertainment solutions. As a result, our results of operations will depend almost entirely on consumer acceptance of the products that incorporate our technology. Our dependence on these industries involves several risks and uncertainties, including:

  . whether semiconductor manufacturers developing silicon devices for personal computer, consumer electronics and Internet appliance manufacturers will design our digital solutions into their devices and successfully introduce these devices;

  . changes in consumer requirements and preferences;

  . the small number of product manufacturers in these industries and the short product life cycles which can be six months or less;

  . the difficulty in predicting the level of consumer interest in and acceptance of many digital product applications, such as handheld personal computers and set-top boxes, which have only recently been introduced to the market; and

  . the current lack of open industry standards for software and hardware in the consumer electronics and Internet appliance industries.

 We currently depend upon demand for digital entertainment products, which may not be sustained.

  Our success currently depends upon continued demand for digital entertainment products in the personal computer, consumer electronics and Internet appliance markets. All of our revenues in 1998 and 1999 resulted from sales of digital entertainment products. In addition to the risks inherent in the personal computer, consumer electronics and Internet appliance industries, the market for digital entertainment products also contains risk and uncertainties, including:

  . the developing and marketing of content by third party content providers for end-user systems such as DVD players and desktop computers in a format compatible with our digital solutions;

  . the sustaining and developing of the demand for DVD players or other existing digital entertainment applications; and

  . the potential for declining demand for DVD solutions in lower price personal computers.

  Factors negatively affecting the personal computer, consumer electronics or Internet appliance industries in general or the DVD market in particular could harm our business. Moreover, to the extent that the performance, functionality, price and power characteristics of our digital solutions fail to satisfy customers who have a critical need for specific digital applications, the use of our digital solutions could become confined to a limited segment of these industries.

Competition in our markets is likely to continue to increase and could harm our business

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc., Zoran Corporation and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. In the Internet appliance market, we compete with companies such as Liberate Technologies, Spyglass, Inc., Planetweb, Inc. and WebTV. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

  We anticipate continued growth and competition in the personal computer, consumer electronics and Internet appliance industries and the entrance of new competitors into our markets, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either we or our current competitors do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

If we fail to manage technological change, respond to evolving industry standards or enhance our products' interoperability with the products of our customers, demand for our products will drop and our business will suffer

  Future versions of software and hardware platforms embodying new technologies or the emergence of new industry standards could render our products obsolete or uncompetitive. The market for digital video and audio solutions is characterized by rapid technological change and evolving industry standards, such as standards for DVD audio, DVD random access memory and DTV in Europe as well as other digital entertainment applications. If we fail to respond to evolving industry standards, our products could rapidly become obsolete, which would harm our business. If the characteristics of our digital solutions are not compatible with the requirements of specific system or program applications, the likelihood that our customers will design our products into their systems and devices will decrease and our business will be harmed.

We may not be able to respond to rapidly changing consumer preferences

  Our results of operations will depend on the extent to which our products are incorporated into the products of leading personal computer, consumer electronics, Internet appliance, peripherals and semiconductor manufacturers. Their willingness to incorporate our products depends upon whether we succeed in developing enhancements and new generations of our software and hardware that satisfy consumer preferences in their markets and introducing these new technologies to the marketplace in a timely manner. We must constantly modify or improve our products to keep pace with changing consumer preferences. For example, DVD drives became widespread on new personal computers in the last two years. It is particularly difficult to keep pace with changing consumer preferences in the personal computer and consumer electronics industries as a result of a number of factors, including:

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

Year 2000 issues present technological risks to our business and could harm sales

  Neither our Hardware CineMaster nor our Software CineMaster products make use of calendar clocks in anyway; nor do the products of our newly acquired subsidiary, Teknema, Inc. However, our products are incorporated into software and hardware of personal computer, consumer electronics, peripherals and semiconductor manufacturers, some of which may make use of calendar clocks and may therefore experience Year 2000 failures. Although, as of March 29, 2000, we have not received notice of any Year 2000 failure, we cannot assure you that third party software and hardware that is incorporated into our information systems will not need to be revised or replaced as well. If we were required to replace these third party products, our business could be harmed. In addition, we performed operational tests on our products as incorporated into those of our customers and these tests did not result in Year 2000 failures. Nonetheless, these tests may not be completely accurate and Year 2000 failures may occur. If our customers' hardware or software were to suffer Year 2000 failures, such failures might cause our products to fail as well. Changes required to respond to Year 2000 failures caused by interoperability issues could be expensive and time consuming and lead to lost revenues, breach of contract claims, higher operating costs, loss of customers and other business interruptions, any of which could harm our business.

  In addition, governmental agencies, utility companies, Internet access companies, third party service providers and others outside of our control may suffer Year 2000 failures. If these entities were to suffer Year 2000 failures, a systemic failure might occur which is beyond our control, such as a prolonged Internet, telecommunications or electrical failure. A systemic failure could prevent us from delivering our services to our customers or cause other business disruptions, such as preventing our customers or potential customers from accessing our Internet web site. Any significant disruption in the infrastructure on which we rely could harm our business.

We face risks from the uncertainties of any future governmental regulation

  We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the digital delivery mediums, it is possible that future laws and regulations may be adopted that regulate the digital media market or other markets in which our products are sold. Future regulatory measures may include, among other things:

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

ITEM 2. Properties

  We lease currently an aggregate of approximately 25,000 square feet in an office complex located in Malvern, Pennsylvania. In June 2000, we will move our principal office space in Malvern to another building within the same office complex as our current office space. The new offices will occupy 47,027 square feet of space. We will occupy this space under a lease expiring in June 2007. In addition to our principal office space in Malvern where we have administration and sales offices and personal computer and consumer electronics engineering facilities, we also lease office space in Lancaster, Pennsylvania which is a personal computer engineering facility, Palo Alto, California, which is an Internet appliance engineering facility, San Jose, California, a sales, personal computer and consumer electronics engineering facility, and Karlsruhe, Germany, our core engineering facility covering all aspects of our business. These leases are for facilities ranging from 1,200 square feet to 8,600 square feet and have terms ranging from month-to-month to 10 years. We believe these facilities will be adequate to fullfill our needs.

ITEM 3. Legal Proceedings

Legal Proceedings

  On May 25, 1999 Zoran Corporation filed a complaint against us in the Superior Court of California, Santa Clara County, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. Zoran was formerly a supplier of semiconductors to us for use in our CineMaster 98 version 1.2 product, and we refused to pay amounts Zoran claimed it was owed as a result of quality problems in the Zoran parts. (The particular semiconductor at issue was manufactured for Zoran by Motorola Corporation, which in turn had obtained the part from a third party contract manufacturer.) The Zoran complaint was removed to federal court and, on September 23, 1999 we filed a counterclaim against Zoran for the damages we incurred as a result of Zoran's failure to timely ship us non-defective parts. Our counterclaim seeks damages of approximately $2.7 million. Presently, in the opinion of management, the amount the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations or cash flow; however, this litigation may be costly, may distract management's attention and may be significantly time consuming.

  On November 4, 1999, a former supplier filed a complaint against us in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow the supplier to purchase an undetermined number of shares of RAVISENT stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. We dispute the supplier's claim as being wholly without merit. To that end, on December 14, 1999, we filed a Motion to Dismiss, which was denied on January 13, 2000. We plan to vigorously defend our position. Currently, the litigation is proceeding through discovery phase. Presently, in the opinion of management, the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations or cash flow; however, this litigation may be costly, may distract management's attention and may be significantly time consuming.

  In February and March 2000, six (6) securities class action lawsuits, captioned:

  . Bruckner v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1075, dated February 29, 2000, amended March 17, 2000, purported class period: July 15, 1999 to February 18, 2000;

  . Buchbinder v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1093, dated March 1, 2000, purported class period: July 15, 1999 to February 17, 2000;

  . Burdue v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1371, dated March 15, 2000, purported class period: July 15, 1999 to March 14, 2000;

  . Fink v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1014, dated February 25, 2000, purported class period: July 15, 1999 to February 17, 2000;

  . Raley v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1280, dated March 9, 2000, purported class period: July 15, 1999 to February 17, 2000; and

  . Schaefer v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1189, dated March 6, 2000, purported class period: July 15, 1999 to February 17, 2000,

were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and rules 10b-5 and seek unspecified damages on behalf of a purported class of purchasers of our stock during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classess alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

  From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Risk Factors--We may become involved in costly and time consuming litigation over proprietary rights."

ITEM 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

                          PRICE RANGE OF COMMON STOCK

  Our common stock has been quoted on the NASDAQ National Market under the symbol RVST since our initial public offering in July 1999. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

Fiscal Year 1999

                                                                   High   Low
                                                                  ------ ------
   Third Quarter (from July 15, 1999)............................ $19.19 $ 9.00
   Fourth Quarter................................................  52.00  13.19

                           PRIVATE ISSUANCE OF STOCK

  On November 8, 1999, in connection with the acquisition of Teknema, Inc., we issued 266,169 shares of common stock. The transfer of the securities issued was restricted as necessary for the availability of the Section 4(2) exemption. No underwriters or placement agents were involved in connection with the issuance of the shares to Teknema.

                                DIVIDEND POLICY

  We have never declared or paid dividends on our capital stock and we do not anticipate declaring or paying cash dividends in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and the expansion of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Moreover, pursuant to agreements with our lender, we are prohibited from declaring or paying dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

                       SALES OF UNREGISTERED SECURITIES

None

                                USE OF PROCEEDS

  On July 15, 1999 our registration statement on Form S-1 covering the offering of 5,750,000 shares of our common stock, commission file number 333-77269 was declared effective. From the effective date to December 31, 1999 the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was incurred as follows:

   Underwriting discounts and commissions........................... $4,830,000
   Finders Fees.....................................................        --
   Expenses paid to or for underwriters.............................        --
   Other expenses................................................... $2,748,000
                                                                     ----------
     Total Expenses................................................. $7,578,000
                                                                     ==========

  The offering was underwritten by Bear Sterns & Co. Inc, SG Cowen Securities Corporation, and Volpe Brown Whelan & Company, LLC.

  The net proceeds of the offering (after deducting the foregoing expenses) were $61,422,000. From the effective date of the registration statement to December 31, 1999, the net proceeds have been used for the following purposes:

   Construction of plant, building and facilities................. $    15,000
   Purchase and installation of machinery and equipment...........     168,242
   Acquisition of other business .................................   4,430,060
   Repayment of indebtedness......................................         --
   Working Capital................................................   6,406,919
   Temporary investments, including cash and cash equivalents.....  48,387,896
   Other purposes (for which at least $100,000 has been used), including:
     Investments, including debt instruments of the United States
      Government and its Agencies and in high quality corporate
      Issuers.....................................................   2,013,883
                                                                   -----------
                                                                   $61,422,000
                                                                   ===========

  All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the company's common stock; or (iii) affiliates of the Company.

ITEM 6. Selected Consolidated Financial Data

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                                (In thousands, except share and per share)
Consolidated Statement
 of Operations Data:
Revenues:
  License and services..  $   13,678  $    3,447  $    1,445  $      825  $      229
  Hardware..............      15,740      26,841       5,376       3,370         972
                          ----------  ----------  ----------  ----------  ----------
Total revenues..........      29,418      30,288       6,821       4,195       1,201
Cost of revenues:
  License and services..       2,133         354         331         472         115
  Hardware..............      13,732      24,192       8,072       2,664         661
                          ----------  ----------  ----------  ----------  ----------
Total cost of revenues..      15,865      24,546       8,403       3,136         776
                          ----------  ----------  ----------  ----------  ----------
Gross profit............      13,553       5,742      (1,582)      1,059         425
Research and
 development............       8,107       3,121       1,828       1,034         319
Sales and marketing.....       5,296       1,964       1,158         731         305
General and
 administrative.........       5,079       4,673       1,710       1,198         497
Depreciation and
 amortization...........       1,886         906          86          46          23
Compensation related to
 stock options..........         508         139       1,408         --          --
Acquired in-process
 research and
 development............       1,888       7,900         --          --          --
                          ----------  ----------  ----------  ----------  ----------
Operating loss..........      (9,211)    (12,961)     (7,772)     (1,950)       (719)
Interest expense
 (income), net..........      (1,192)        722         197         105          36
Other (income)..........         --          --        (716)         --          --
                          ----------  ----------  ----------  ----------  ----------
  Loss before income
   taxes................  $   (8,019) $  (13,683) $   (7,253) $   (2,055) $     (755)
  Provision for income
   taxes................          52         --          --          --          --
                          ----------  ----------  ----------  ----------  ----------
Net loss................  $   (8,071) $  (13,683) $   (7,253) $   (2,055) $     (755)
Accretion of discount on
 mandatory redeemable
 preferred stock........         659         754         --          --          --
                          ----------  ----------  ----------  ----------  ----------
Net loss attributable to
 common stockholders....  $   (8,730) $  (14,437) $   (7,253) $   (2,055) $     (755)
                          ==========  ==========  ==========  ==========  ==========
Basic and diluted net
 loss per common share..  $    (1.02) $    (4.94) $    (3.52) $    (1.19) $    (0.49)
                          ==========  ==========  ==========  ==========  ==========
Weighted average shares
 outstanding used in
 computing per common
 share calculation......   8,532,140   2,920,677   2,060,668   1,720,922   1,545,856

Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............  $   48,251  $    1,024  $      607  $       53  $       17
Total assets............      89,748      17,374       2,569       1,900         707
Debt and capital lease
 obligations, less
 current portion........         510       1,418         732         725         557
Mandatory redeemable
 convertible preferred
 stock..................         --       14,589         --          --          --
Total stockholders'
 equity (deficit).......      74,585     (12,236)     (6,084)       (922)       (774)

  See Note 1 of the Notes to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share.

ITEM 7. Management's Discussion and Analaysis of Financial Condition and Results of Operations

Overview

  We develop and license software and hardware design solutions that serve as a platform in digital entertainment devices. Manufacturers of personal computers, consumer electronics devices and Internet appliances license our intellectual property. We also provide customization services and customer support. Our software allows personal computer manufacturers to address digital multimedia formats such as digital versatile disks, or DVD; direct broadcast satellite, or DBS; its European counterpart, digital video broadcasting, or DVB; and high definition television, or HDTV. Our design solutions enable consumer electronics and digital cable manufacturers to use digital and audio technology in a wide range of set-top devices. In addition, through our acquisition of Teknema, Inc., we provide software and hardware design solutions for a wide range of Internet devices, including Internet appliances, digital set-top devices and DVD players.

  Our customers consist primarily of personal computer, consumer electronics and Internet appliances manufacturers. In addition, we supply our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. We anticipate that an increasing percentage of revenues will be derived from consumer electronics, Internet appliances and semiconductor manufacturers. Approximately $13.7 million or 46% of our 1999 revenues were from license and services. Revenues from personal computer and peripheral manufacturers were derived from our Software CineMaster 98 and 99 products and Hardware CineMaster product. Revenues from consumer electronic manufacturers and distributors and peripheral manufacturers were from hardware, licenses and services from our Internet appliance devices as well as Software CineMaster 98 and 99 products. Our Hardware CineMaster product was introduced in December 1997. In August 1998, we launched our first software-only solution, Software CineMaster 98, and began to transition our business model from a direct product sales approach to a license approach. We released the successor product to our Software CineMaster 98 during the third quarter of 1999. This product, Software CineMaster 99, has enhanced features and functionality that enables our OEM customers to offer competitive products. As part of our license approach, we began entering into manufacturing and license agreements with third parties under which we will no longer manufacture Hardware CineMaster 98 or future Hardware CineMaster products or Internet appliance devices. Once the transition to a licensing business model is completed, we will receive a per unit license fee from our customers on all of their sales of Hardware CineMaster and Internet appliance devices. In the future, we expect that most of our revenues will be derived from licenses of our software and our hardware designs. As a result of this change, we recognized lower revenues in 1999 than in 1998, which were accompanied by a decrease in our cost of revenues. This trend will continue in 2000.

  Our revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers, have represented most of our total revenues in the past but are expected to be nominal in the future. During 1999, hardware revenues included sales of Hardware CineMaster 98 products, Internet appliances and hardware components sold to semiconductor manufacturers for the production of consumer electronic products. In 1999, revenue generated by the sale of our CineMaster 98 products was approximately $13.2 million, revenue from Internet appliance devices was approximately $1.3 million and approximately $1.0 million from hardware components. License revenues consist of fees paid on a per unit basis, or sometimes in advance, each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Service revenues consist of engineering fees from consumer electronics, personal computer, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and materials basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered and collectibility is probable. The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenue. In cases where a license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

  In April 1998, we acquired Viona, a German engineering services company. Prior to the acquisition, we had contracted with Viona to co-develop its products and a significant portion of its software and systems architecture. The purchase price was approximately $11.4 million, and the acquisition was recorded under the purchase method of accounting. The results of operations of Viona have been included in our operating results since the date of acquisition. In connection with the acquisition, we expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million, and intangible assets totaling $3.5 million less, liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. We are amortizing goodwill and other intangibles associated with the acquisition over the next four years.

  In November 1999, we acquired Teknema, Inc. ("Teknema"), an Internet technology company involved in the development of products for the emerging market in information appliances for an aggregate of approximately $16 million in cash, stock and stock options. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $16.2 million has been recorded and is being amortized on a straight line basis over a period of four years. We recently entered into an agreement with Met@box and S3 Incorporated under which this company will market Internet appliances containing our technology to its customers.

  In 1999, our operating expense increases were due primarily to increases in headcount associated with selling and marketing, research and development and general and administrative functions. We expect these trends to continue throughout 2000 as anticipated growth in our underlying business continues.

  In February and March 2000, six (6) securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                            Year Ended
                                                           December 31,
                                                        ----------------------
                                                        1999    1998     1997
                                                        -----   -----   ------
Revenues:
  License and services.................................  46.5%   11.3%    21.2%
  Hardware.............................................  53.5    88.7     78.8
                                                        -----   -----   ------
Total revenues......................................... 100.0   100.0    100.0
Cost of revenues:
  License and services.................................   7.2     1.2      4.9
  Hardware.............................................  46.7    79.8    118.3
                                                        -----   -----   ------
Total cost of revenues.................................  53.9    81.0    123.2
                                                        -----   -----   ------
Gross profit...........................................  46.1    19.0    (23.2)
Research and development...............................  27.6    10.3     26.8
Sales and marketing....................................  18.0     6.5     17.0
General and administrative.............................  17.3    15.4     25.0
Depreciation and amortization..........................   6.4     3.0      1.3
Compensation related to stock options..................   1.7     0.5     20.6
Acquired in-process research and development...........   6.4    26.1      --
                                                        -----   -----   ------
Operating income (loss)................................ (31.3)  (42.8)  (113.9)
Interest income (expense), net.........................   4.0    (2.4)    (2.9)
Other income...........................................   --      --      10.5
                                                        -----   -----   ------
    Net loss........................................... (27.3)% (45.2)% (106.3)%
                                                        =====   =====   ======

Years Ended December 31, 1999 and 1998

  Revenues. Total revenues decreased 3% from $30.3 million for the year ended December 31, 1998 to $29.4 million for the year ended December 31, 1999. The decrease in revenue was due to a change in business strategy by which the Company has chosen to emphasize licensing technology, including technology related to its hardware products, rather than manufacturing and selling its hardware products to its customers. Accordingly, as a result of the company's decision to concentrate on licensing, hardware revenues have declined while license and services revenues have increased.

  License and service revenues increased to $13.7 million for the year ended December 31, 1999, due primarily to growth in license fees associated with our Software CineMaster 98 product, introduction of Software CineMaster 99, increased customization services and licenses granted to customers to allow manufacturing and distribution related to our consumer electronics business. Software CineMaster 98 was introduced during the year ended December 31, 1998. Software CineMaster 99 was introduced during the third quarter of 1999. Hardware revenues decreased 41% from $26.8 million for the year ended December 31, 1998 to $15.7 million for the year ended December 31, 1999, due to the change in the company's strategy of focusing on licensing technology.

  Cost of Revenues. Cost of revenues consist primarily of manufacturing costs of the company's Internet appliance and Hardware CineMaster 98 products. Cost of sales associated with license and service revenues are primarily costs associated with shipment of Software CineMaster products and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology.

  Cost of revenues decreased 35% from $24.5 million for the year ended December 31, 1998 to $15.9 million for the year ended December 31, 1999. The decrease in cost of revenues was primarily due to decreased hardware product sales and the related costs associated with the manufacturing of our hardware products. Cost of revenues for hardware decreased approximately $10.5 million or 43% from $24.2 million in 1998 to $13.7 million in 1999. The 43% decrease in cost of revenue for hardware sales was in line with the 41% decline in hardware sales. Cost of revenues from licensing and services increased approximately $1.7 million from $.4 million in 1998 to $2.1 million in 1999. The growth in license and services cost of revenues was due to the corresponding growth in revenues from license and services.

  Gross Profit. For the year ended December 31, 1999, as a result of our transition to a business model based on licensing our technology rather than direct sales of hardware products, 47% of total revenue was derived from license and services revenues and 53% of total revenue was derived from hardware revenue, in comparison to 11% and 89% respectively, for the comparable period in the previous year. Due to the change in the composition of revenue, gross profit increased from $5.7 million for the year ended December 31, 1998 to $13.6 million for the year ended December 31, 1999. Similarly, because the gross profit for license and services is much higher than that from hardware sales for the year ended December 31, 1999, the gross profit for hardware was approximately 13% of revenue, while the gross profit for license and services was approximately 84% of revenues.

  Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 160%, from $3.1 million for the year ended December 31, 1998 to $8.1 million for the year ended December 31, 1999. As a percentage of total revenues, research and development expenses increased from 10.3% to 27.6%.

  The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to supporting an expanded customer base. Approximately 47% or $2.3 million of the total increase in research and development of approximately $5.0 million was from increased domestic salaries, payroll taxes and employee benefits not including the effect of our subsidiary Teknema. The increase in domestic salaries, payroll taxes and employee benefits was due to the growth in average headcount that went from approximately 18 in 1998 to approximately 44 in 1999.

  The remainder of the growth in research and development expenses were primarily attributable to expenses associated with the inclusion of research and development expenses from our German subsidiary Viona for twelve months in 1999 and inclusion of research and development expenses from our subsidiary Teknema, acquired in November 1999. Expenses associated with Viona increased research and development expenses approximately $1.4 million in 1999. Expenses associated with Teknema increased research and development expenses approximately $.9 million in 1999. We expect research and development expenses to continue to increase in absolute dollars in 2000 compared to 1999 as we add additional engineering staff and capabilities.

  Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 170% from $2.0 million for the year ended December 31, 1998 to $5.3 million for the year ended December 31, 1999. As a percentage of total revenues, sales and marketing expenses increased from 6.5% to 18%. The increase in absolute dollars and as a percentage of revenues, was primarily due to the building of the sales and marketing teams in the United States.

  During 1999, average sales and marketing headcount increased approximately 81% from the prior year. Accordingly, salaries, payroll taxes, commissions and employee benefits, not including the effect of consolidating expenses from Teknema, increased approximately $1.2 million, representing 37% of the total year-over-year increase in sales and marketing expenses. Expenses associated with the inclusion of our subsidiary Teknema accounted for approximately $0.8 million representing 23% of the total year-over-year increase in sales and marketing expenses. The remaining portion of the increase in sales and marketing expenses was due to travel, trade show, marketing and public relations expenses. We expect sales and marketing expenses to increase in absolute dollars in 2000 compared to 1999.

  General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems, legal and other management departments. Total general and administrative expenses increased 9.0% from $4.7 million for the year ended December 31, 1998 to $5.1 million for the year ended December 31, 1999. As a percentage of total revenues, general and administrative expenses increased from 15.4% to 17.3%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support our growing business operations. General and administrative expenses increased as a percentage of total revenues primarily due to our decreased revenue base. We expect general and administrative expenses to increase in absolute dollars in 2000 compared to 1999 as we continue to build the necessary infrastructure to support our business operations and incur greater legal and accounting expenses as a public company.

  Amortization of Goodwill. We recorded amortization of goodwill of $1.5 million for the year ended December 31, 1999 related to the goodwill recorded as part of the Viona and Teknema acquisitions. See "--Acquired In-Process Research and Development Expense."

  Stock-based Compensation. In September 1998, February 1999 and June 1999, we recorded $0.8 million, $0.5 million and $0.9 million respectively, of deferred stock compensation in connection with grants of stock options. We have been amortizing these amounts as non-cash compensation expense over the four-year vesting period of the options. For the year ended December 31, 1999, stock-based compensation expense was $0.5 million.

  Interest Expense/Income. Interest Expense/Income consists of interest income generated from investment of the company's excess cash balances and interest expense from interest paid on obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. For the year ended December 31, 1998, the company recorded net interest expense of $0.7 million in comparison to net interest income of $1.2 million for the year ended December 31, 1999. The increase in interest income was due to interest income generated by investment of the company's excess cash balances primarily generated from the proceeds of the company's initial public offering of its common stock in July 1999. The net proceeds from the offering were approximately $64,170,000.

Years Ended December 31, 1998 and 1997

  Revenues. Total revenues increased 344% from $6.8 million in 1997 to $30.3 million in 1998. License and services revenue increased 139% from $1.4 million in 1997 to $3.4 million in 1998, primarily due to our launch of its first software solution, Software CineMaster 98. Hardware revenues increased 399% from $5.4 million in 1997 to $26.8 million in 1998, primarily due to sales to Dell Computer that incorporated our solution into a particular line of personal computers.

  Cost of Revenues. Cost of revenues increased 192%, from $8.4 million in 1997 to $24.5 million in 1998. The increase in cost of revenues was due to increased product costs associated with the manufacturing of our hardware related products.

  Gross Profit. Gross profit increased from a negative $1.6 million in 1997 to $5.7 million in 1998. As a percentage of total revenues, gross profit increased from a negative 23% to 19% in 1998. The increase in gross profit both in absolute dollars and as a percentage of total revenues in 1998 was primarily due to growth in our license and services business, which contributed $3.1 million or 54% of gross profit, and growth in sales of hardware subsystems, which contributed $2.6 million or 46% of gross profit.

  Research and Development Expenses. Research and development expenses increased 71% from $1.8 million in 1997 to $3.1 million in 1998. As a percentage of total revenues, research and development expenses decreased from 27% in 1997 to 10% in 1998. The increase in research and development expenses in absolute dollars was due to increased headcount associated with research and development. The decrease in research and development expenses as a percentage of total revenues resulted primarily from our increased revenue base.

  Sales and Marketing Expenses. Sales and marketing expenses increased 70% from $1.2 million in 1997 to $2.0 million in 1998. As a percentage of total revenues, sales and marketing expenses decreased from 17% to 6%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States with increased emphasis on enhancing market awareness. The decrease in sales and marketing expenses as a percentage of total revenues resulted primarily from our shift from a retail-oriented distribution model, which required greater advertising expenses.

  General and Administrative Expenses. General and administrative expenses increased 173% from $1.7 million in 1997 to $4.7 million in 1998. As a percentage of total revenues, general and administrative expenses decreased from 25% to 15%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support our growing business operations. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to our increased revenue base.

  Depreciation and Amortization Expense. We recorded depreciation and amortization expense in 1998 of $0.9 million primarily related to the goodwill recorded as part of the Viona acquisition. Additionally, we wrote off $7.9 million of acquired in-process research and development. See "--Acquired In-Process Research and Development."

Quarterly Results of Operations

  The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 1999. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of RAVISENT. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                                 Quarter Ended

                                                                       June 30,                  Sept. 30,
                                                                         1999       June 30,       1999       Sept. 30,
                   Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  As previously    1999     As previously    1999     Dec. 31,
                     1998      1998      1998      1998      1999      reported    As restated   reported    As restated   1999
                   --------  --------  --------- --------  --------  ------------- ----------- ------------- ----------- --------
                                                       (In Thousands)
Revenues:
 License and
  services.......  $    10   $    987   $1,717   $   733   $ 2,290      $3,838       $ 3,238      $4,985       $ 4,235   $ 3,915
 Hardware........    3,133      3,867    8,091    11,750     8,522       7,763         4,441       1,003         1,003     1,774
                   -------   --------   ------   -------   -------      ------       -------      ------       -------   -------
Total revenues...    3,143      4,854    9,808    12,483    10,812      11,601         7,679       5,988         5,238     5,689
Cost of
 revenues........    3,077      3,713    7,413    10,343     7,399       7,657         4,637       1,175           992     2,837
                   -------   --------   ------   -------   -------      ------       -------      ------       -------   -------
Gross profit.....       66      1,141    2,395     2,140     3,413       3,944         3,042       4,813         4,246     2,852
Research and
 development.....      498        944      697       982     1,394       1,443         1,443       1,633         1,633     3,637
Sales and
 marketing.......      465        476      478       545     1,062       1,066         1,066       1,172         1,172     1,996
General and
 administrative..      505      1,201    1,318     1,649       837       1,146         1,146         911           911     2,185
Depreciation and
 amortization....       15        281      297       313       314         372           372         364           364       836
Compensation
 related to stock
 options.........      --         --       --        139        71         100           100         135           135       202
Acquired
 in-process
 research and
 development.....      --       7,900      --        --        --          --            --          --            --      1,888
                   -------   --------   ------   -------   -------      ------       -------      ------       -------   -------
Operating income
 (loss)..........   (1,417)    (9,661)    (395)   (1,488)     (265)       (183)       (1,085)        598            31    (7,892)
Interest (income)
 expense, net....      127        350       95       150        45          65            65        (573)         (573)     (729)
Provision for
 income taxes....      --         --       --        --        --          --            --           74            74       (22)
                   -------   --------   ------   -------   -------      ------       -------      ------       -------   -------
Net income
 (loss)..........  $(1,544)  $(10,011)  $ (490)  $(1,638)  $  (310)     $ (248)      $(1,150)     $1,097       $   530   $(7,141)
                   =======   ========   ======   =======   =======      ======       =======      ======       =======   =======

Notes to Quarterly Restatements:

 June 30, 1999

    License and services revenues decreased due to a multiple element contract not meeting revenue recognition criteria under SOP 97-2. This amount has been reclassified to deferred revenue, and will be recognized upon the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of the previously undelivered elements.

    Hardware revenue decreased due to two sales transactions, which were deemed to be a return of inventory and a consignment sale. A portion of these revenues were recognized in the fourth quarter of 1999 as the sale was completed to the end users, with the remaining amount to be recognized as those undelivered units ship to the ultimate end users.

 September 30, 1999

    License and services fees decreased due to a multiple element contract not meeting revenue recognition criteria under SOP 97-2. This amount has been reclassified to deferred revenue, and will be recognized upon the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of the previously undelivered elements.

Acquired In-Process Research and Development

  In November 1999 we completed the acquisition of Teknema, Inc., a company located in Palo Alto, California, dedicated to developing software and solutions for the emerging market for information appliances.

We paid $2.5 million in cash, issued 266,169 shares of our common stock and options to acquire 537,582 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition,we loaned Teknema $1 million with an annual interest rate of 10%. On the date of the closing of the transaction, we paid certain employees of Teknema for joining the company sign-on bonuses totaling $1,280,000. The bonuses are recorded in general and administrative expense in our December 31, 1999 financial statements.

  The acquisition of Teknema was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of $1.9 million to our operations in November 1999. The in-process research and development technology was valued using the cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

  The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over four years.

  As of the acquisition date, Teknema was conducting ongoing research and development into three new projects including enhancements to products previously developed by Teknema. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The three research and development projects included:

  Advance Set-Top Box/Technology. This product was a customized television set-top box which incorporated an easy-to-use Web browser and electronic mail ("e-mail") consumer application. This product was enhanced with secure transaction, smartcard application and JavaScript capabilities, as well as
  V.90 modem and broadband capabilities. Subsequent enhancements included an Internet integration platform, scripting and graphic capabilities of an embedded Web brower. At the time of acquisition, the primary development efforts were focused on developing a full-featured advanced set-top box (and associated technology that can be licensed to third parties) that will be a complete redesign of an existing Teknema product using a new operating system, a new, faster processor and adding multimedia capabilities. Some of the development efforts include developing or utilizing:

  . Chat and messaging functions for its Internet integration platform;

  . Network interfaces and LCD displays for its Internet integration platform:

  . Multimedia functions such as digital video and audio streaming and decoding and bi-directional video communication capabilities;

  . A faster processor, broadband network interface, video engine chip and a POSIX-compliant operating system which provides native application programming interfaces for the development of browser plug-ins; and

  . A port for hardware expansion

  At the time of acquisition, this development project was approximately 30% complete.

  Telephony. Teknema was developing an expansion of its Internet appliance platform for the Internet telephony market. The product would leverage its current set-top box platform into a multimedia platform capable of offering video, data and voice over the Internet for video conferencing-over-the-Internet. At the time of acquisition, this development project was approximately 50% complete.

  Home & Industrial. Teknema was developing various products for the home automation and consumer products market. Teknema was in the early stages of developing a graphical, interactive control system for home appliances such as televisions. In addition, Teknema was developing a DVD player with Internet capabilities. At the time of acquisition, this development project was approximately 15% complete.

  In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.4 million will be paid in equal installments at the end of each of the next three fiscal years, issued 1,204,820 shares of our common stock valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods have been discounted.

  The acquisition of Viona was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of approximately $7.9 million to our operations in April 1998. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 30%-35% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

  As of the acquisition date, Viona was conducting significant ongoing research and development into five new software and hardware products including enhancements to the existing digital video and audio system solutions previously developed by us. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The five research and development projects included:

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

  CE DVD Set-top Player/Portable Player, a DVD playback set-top reference design for equipment manufacturers which was expected to provide full DVD playback capabilities such as fast forward, rewinding, multi-language and surround sound audio. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 5% complete. Viona had incurred approximately $30,000 of research and development expense and estimated that $500,000 would be required to complete the development of the project. The development effort has been split into customer specific implementations that are expected to be completed within the next three months. The first customer was in pilot production by the end of 1999 and the remaining customer implementations are in the 75-90% completion range.

  DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. Development is currently expected to be completed within the next three months and is currently approximately 90% complete.

  HDTV Hardware Decoder, a circuit board or card that could enable personal computers to process HDTV signals. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 35% complete. Viona had incurred approximately $63,000 of research and development expense and estimated that $111,000 would be required to complete the development of the project. This effort was re-targeted to provide HDTV tuner support for the HDTV Software Decoder development effort. This development effort was completed by the end of 1999 and the technology integrated into the HDTV Software Decoder project and our partner's HDTV tuner hardware and software driver implementations.

  HDTV Software Decoder, a software solution designed to allow a personal computer to process HDTV signals without the need for a hardware solution. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 15% complete. Viona had incurred approximately $15,000 of research and development expense and estimated that $150,000 would be required to complete the development of the project. Development is expected to be completed within the next nine months for the release of an Audio/Video decoding solution and a separate following release that adds Data decoding. This project is currently approximately 75% complete.

  The efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the products can meet their design requirements, including function, features and technical performance requirements.

  We based our determination of the acquired in-process technology allocation on recently issued guidance by the Securities and Exchange Commission and considered such factors as degree of completion, technological uncertainties, costs incurred and projected costs to complete. Acquired in-process technology projects continue to progress, in all material respects, consistent with management's original assumptions used to value the acquired in-process technology. See note 5 of notes to consolidated financial statements.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of December 31, 1999, we had approximately $48.2 million in cash and cash equivalents.

  Net cash used in operating activities for the year ended December 31, 1999 was $9.9 million, and for the years ended December 31, 1998 and 1997 was $9.7 million and $2.5 million, respectively. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including depreciation and amortization, non-cash compensation expense, and in 1999 and 1998, acquired in-process research and development expense.

  Net cash used in investing activities for the year ended December 31, 1999 was $5.3 million. Net cash used in investing activities for the years ended December 31, 1998 and 1997 was $4 million and $26,000 respectively. Cash used in investing activities in each period consisted of net purchases of furniture and equipment and in 1999 the acquisition of Teknema. In 1998, cash used in investing activities also included the costs associated with the Viona acquisition.

  Net cash provided by financing activities for the years ended December 31, 1999, 1998, and 1997 was $62.4 million, $14.2 million and $3.1 million, respectively. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

  As of December 31, 1999, our principal commitments consisted of obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 8% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. In addition, we have approximately $0.9 million at December 31, 1999 of payments due to the former owners of Viona. Of this amount, approximately $0.5 million is scheduled to be paid in the quarter ending March 31, 2000 with the remainder payable during the fourth quarter of fiscal 2000.

  As of December 31, 1999, we had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings, which were made through the issuance of letters of credit, are subject to a percentage of "eligible" accounts receivable and inventory, as defined in the credit documentation, and bear interest at a rate of prime plus 1.5% per annum (10% at December 31, 1999). In addition, we must:

  . maintain a tangible net worth of an amount not less than the sum of (a)
    ($500,00), plus (b) 50% of cash consideration obtained by the Company from the issuance of borrower's equity securities;

  . supply Silicon Valley Bank within ten days after the end of each month, monthly receivables, payables reconciliation and perpetual inventory reports; and

  . supply Silicon Valley Bank within 30 days after the end of each month, monthly unaudited financial statements and compliance certificates.

  At December 31, 1999 no borrowings against this line of credit were outstanding and $2.8 million was available under the line of credit. This line of credit expires in July 2000. Silicon Valley Bank has senior security interest in substantially all of our assets.

  We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, together with borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next twelve months.

  On July 16, 1999, we commenced an initial public offering of our common stock. The managing underwriters of the offering were Bear, Stearns & Co. Inc., SG Cowen Securities Corporation and Volpe Brown Whelan & Company, LLC. We sold an aggregate of 5,750,000 shares of our common stock to the public in the offering. After deducting underwriting discounts and commissions but before deducting any offering expenses, proceeds from the offering were $64,170,000. We used a portion of the net proceeds to repay all outstanding amounts owed by us on our bank line of credit and invested the remaining portion of the proceeds in short-term interest bearing, investment grade securities. See Item 5 above for a breakdown of our use of the proceeds of the offering as of December 31, 1999.

  In November, 1999, we acquired Teknema, Inc. ("Teknema") for $2.5 million in cash and issued 266,169 shares of common stock and options to acquire approximately 537,000 shares of common stock. Prior to the acquisition, we loaned Teknema $1 million with an annual rate of 10% for three years. Teknema is an Internet technology company dedicated to developing software and solutions for the emerging market for Internet appliances. The company sells Internet television set-top hardware and software technology through intellectual property licenses and OEM agreements with telecommunication companies and Internet service providers. Teknema serves the emerging market for information appliances that connect users to the Internet. The acquisition has been accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $16 million was recorded as goodwill and other intangible assets and is being amortized over the estimated useful lives which are four years.

Year 2000 Compliance

  As of December 31, 1999, all critical business systems had been remediated and tested to ensure their ability to process the year 2000 date change. The remediation and testing program's scope included impact areas as well, including suppliers, product development test equipment, technical infrastructure, and computing. We entered into the year 2000 without disruption to the business due to year 2000 problems. We did not experience malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since the date change, we have not experienced and we do not expect any significant impact to our business as a result of year 2000 problems. We spent approximately $15,000 in completing our year 2000 compliance program.

 Scope of Year 2000 Assessment

  Our Year 2000 compliance program investigated Year 2000 compliance in each of our offices, in Malvern and Lancaster, Pennsylvania, San Jose and Palo Alto, California and Karlsruhe, Germany. Our Year 2000

Compliance program commenced in February 1999 and was completed in November 1999. The major milestones for each phase and their dates of completion were:

                          Task                         Completion Date
       -------------------------------------------  ----------------------
       Identify risk areas                                March 1999
       Evaluation of Potential risks                June through July 1999
       Modify, upgrade or replace affected systems        July 1999
       Test high risk areas                              October 1999
       Make additional changes as necessary              October 1999
       Re-testing                                       November 1999
       Implement back-up plan                            October 1999

Recent Accounting Pronouncements

  We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures About Market Risk

  We develop products in the United States and sell such products in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not use derivative instruments to hedge our foreign exchange risk. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. Financial Statements and Supplementary Data

                           RAVISENT TECHNOLOGIES INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Consolidated Financial Statements

 RAVISENT Technologies Inc.

  Independent Auditors' Report...........................................    43

  Consolidated Balance Sheets, December 31, 1999 and 1998................    44

  Consolidated Statements of Operations, Years ended December 31, 1999,
   1998 and 1997.........................................................    45

  Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency), Years ended December 31, 1999, 1998 and 1997............    46

  Consolidated Statements of Cash Flows, Years ended December 31, 1999,
   1998 and 1997.........................................................    47

  Notes to Consolidated Financial Statements............................. 48-65

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
RAVISENT Technologies Inc.:

  We have audited the accompanying consolidated balance sheets of RAVISENT Technologies Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAVISENT Technologies Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania
March 8, 2000

                           RAVISENT TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $ 48,251  $  1,024
  Short-term investments...................................     1,018       --
  Accounts receivable, net of allowance for doubtful
   accounts of $319 in 1999 and $265 in 1998...............    15,597    11,111
  Inventory, net...........................................     1,323     1,296
  Prepaid expenses.........................................     1,085        72
  Loan receivable-officer..................................       340       --
  Other assets.............................................       216       --
                                                             --------  --------
    Total current assets...................................    67,830    13,503


Furniture and equipment, net...............................     1,598       875
Goodwill and other intangibles, net of accumulated
 amortization of $2,190 in 1999 and $664 in 1998...........    19,357     2,881
Debt issuance costs, net of accumulated amortization of $62
 in 1998...................................................       --         25
Loan receivable--officer...................................       138        60
Restricted cash............................................       525       --
Other assets...............................................       300        30
                                                             --------  --------
    Total assets...........................................  $ 89,748  $ 17,374
                                                             ========  ========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current liabilities:
  Accounts payable.........................................  $  5,743  $  9,916
  Deferred revenue.........................................     4,332       --
  Accrued expenses and other...............................     3,672     1,114
  Other current liabilities................................       539     2,560
  Current installments of obligations under capital
   leases..................................................        40        13
                                                             --------  --------
    Total current liabilities..............................    14,326    13,603
Subordinated notes payable.................................       --        625
Deferred revenue, less current portion.....................       327       --
Other long-term liabilities................................       472       788
Obligations under capital leases, excluding current
 installments..............................................        38         5
                                                             --------  --------
    Total liabilities......................................    15,163    15,021
                                                             --------  --------


Commitments and contingencies (note 14)

Mandatory redeemable convertible preferred stock, $.001 par
 value; 31,523,684 shares authorized in 1998; 3,913,072
 Series B outstanding in 1998, liquidation preference of
 approximately $19,487 at 1998; net of subscription
 receivable of $625 for 125,502 shares at 1998.............       --     14,589


Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized in 1999, none issued or outstanding                 --        --
  Common stock, $.001 par value 80,000,000 shares
   authorized in 1998; 50,000,000 shares authorized in
   1999; 16,052,866 shares issued in 1999, and 3,520,851 in
   1998....................................................        16         3
  Additional paid-in capital...............................   109,460    13,097
  Deferred stock compensation..............................    (1,678)     (749)
  Accumulated deficit......................................   (31,913)  (23,842)
  Accumulated other comprehensive loss.....................       (80)      (25)
  Note receivable..........................................      (500)      --
  Treasury stock at cost, 200,000 shares in 1999 and 1998..      (720)     (720)
                                                             --------  --------
    Total stockholders' equity (deficiency)................    74,585   (12,236)
                                                             --------  --------
    Total liabilities and stockholders' equity
     (deficiency)..........................................  $ 89,748  $ 17,374
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                        December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Revenues:
  License and services........................  $  13,678  $   3,447  $   1,445
  Hardware....................................     15,740     26,841      5,376
                                                ---------  ---------  ---------
    Total revenues............................     29,418     30,288      6,821
Cost of revenues:
  License and services........................      2,133        354        331
  Hardware....................................     13,732     24,192      8,072
                                                ---------  ---------  ---------
    Total cost of revenues....................     15,865     24,546      8,403
                                                ---------  ---------  ---------
    Gross profit..............................     13,553      5,742     (1,582)

Research and development......................      8,107      3,121      1,828
Sales and marketing...........................      5,296      1,964      1,158
General and administrative....................      5,079      4,673      1,710
Depreciation and amortization.................      1,886        906         86
Compensation related to stock options.........        508        139      1,408
Acquired in-process research and development..      1,888      7,900        --
                                                ---------  ---------  ---------
    Operating loss............................     (9,211)   (12,961)    (7,772)
Other (income) expense:
  Interest expense (income), net..............     (1,192)       722        197
  Other income................................        --         --        (716)
                                                ---------  ---------  ---------
Loss before income taxes......................     (8,019)   (13,683)    (7,253)
  Provision for income taxes..................         52        --         --
                                                ---------  ---------  ---------

Net loss......................................     (8,071)   (13,683)    (7,253)
Accretion of discount on mandatory redeemable
 preferred stock..............................        659        754        --
                                                ---------  ---------  ---------
Net loss attributable to common stockholders..  $  (8,730) $ (14,437) $  (7,253)
                                                =========  =========  =========
Basic and diluted net loss per common share...  $   (1.02) $   (4.94) $   (3.52)
                                                =========  =========  =========
Weighted average shares outstanding used in
 per common share calculation (basic and
 diluted).....................................  8,532,140  2,920,677  2,060,668
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (in thousands, except share data)

                                                                          Accumulated                          Total
                     Common Stock    Additional   Deferred                   other                         stockholders'
                   -----------------  paid-in      stock     Accumulated comprehensive Treasury    Note       equity
                     Shares   Amount  capital   compensation   deficit       loss       stock   receivable (deficiency)
                   ---------- ------ ---------- ------------ ----------- ------------- -------- ---------- -------------
Balances as of
December 31,
1996.............   1,990,320  $ 2    $  1,981    $   --      $ (2,906)      $--        $ --      $ --       $   (923)
Issuance of
common stock.....     113,333  --          626        --           --         --          --        --            626
Issuance of
warrants to
acquire shares of
common stock.....         --   --           57        --           --         --          --        --             57
Compensation
related to stock
options..........         --   --        1,409        --           --         --          --        --          1,409
Net loss.........         --   --          --         --        (7,253)       --          --        --         (7,253)
                   ----------  ---    --------    -------     --------       ----       -----     -----      --------
Balances as of
December 31,
1997.............   2,103,653    2       4,073        --       (10,159)       --          --        --         (6,084)
Issuance of
warrants in
connection with
debt financing...         --   --           68        --           --         --          --        --             68
Issuance of
warrants in
connection with
the sale of
Series B
preferred stock,
net of
transaction
costs............         --   --        3,754        --           --         --          --        --          3,754
Issuance of
common stock to
acquire Viona....   1,204,820    1       4,770        --           --         --          --        --          4,771
Repurchase of
common stock.....         --   --          --         --           --         --         (720)      --           (720)
Deferred stock
compensation
related to stock
options..........         --   --          799       (799)         --         --          --        --            --
Amortization of
deferred stock
compensation.....         --   --          --          50          --         --          --        --             50
Compensation
related to stock
options..........         --   --          139        --           --         --          --        --            139
Issuance of
common stock as
consideration for
interest
payments.........      12,962  --           65        --           --         --          --        --             65
Issuance of
common stock upon
exercise of
warrants.........     199,416  --          183        --           --         --          --        --            183
Accretion of
discount on
mandatory
redeemable
preferred stock..         --   --         (754)       --           --         --          --        --           (754)
Foreign currency
translation
adjustment.......         --   --          --         --           --         (25)        --        --            (25)
Net loss.........         --   --          --         --       (13,683)       --          --        --        (13,683)
                   ----------  ---    --------    -------     --------       ----       -----     -----      --------
Balances as of
December 31,
1998.............   3,520,851    3      13,097       (749)     (23,842)       (25)       (720)      --        (12,236)
Issuance of
Series B
preferred stock
and stock
subscription
receivable.......         --   --          125        --           --         --          --       (500)         (375)
Transaction costs
related to sale
of Series C
preferred stock..         --   --          (30)       --           --         --          --        --            (30)
Issuance of
common stock upon
exercise of
options..........      83,061  --          129        --           --         --          --        --            129
Conversion of
subordinated
notes payable
upon initial
public offering           --   --          625        --           --         --          --        --            625
Issuance of
common stock upon
exercise of
warrants.........     926,002    1          54        --           --         --          --        --             55
Accretion of
discount on
mandatory
redeemable
preferred stock..                         (659)                                                                  (659)
Initial public
stock offering,
net..............   5,750,000    6      61,416        --           --         --          --        --         61,422
Conversion of
preferred stock
to common stock
upon public
offering.........   5,508,207    6      20,460        --           --         --          --        --         20,466
Deferred stock
compensation
related to stock
options..........         --   --        1,371     (1,371)         --         --          --        --            --
Amortization of
deferred stock
compensation.....         --   --          --         442          --         --          --        --            442
Compensation
related to stock
options..........         --   --          470        --           --         --          --        --            470
Issuance of
common stock to
acquire Teknema..     264,745  --       12,402        --           --         --          --        --         12,402
Foreign currency
translation
adjustment.......         --   --          --         --           --         (55)        --        --            (55)
Net loss.........         --   --          --         --        (8,071)       --          --        --         (8,071)
                   ----------  ---    --------    -------     --------       ----       -----     -----      --------
Balances as of
December 31,
1999.............  16,052,866  $16    $109,460    $(1,678)    $(31,913)      $(80)      $(720)    $(500)     $ 74,585
                   ==========  ===    ========    =======     ========       ====       =====     =====      ========

          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Cash flows from operating activities:
  Net loss........................................ $ (8,071) $(13,683) $(7,253)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................    1,886       906       86
    Gain on sale of furniture and fixtures........      (17)      --       --
    Non-cash compensation and other expenses......      937       414    1,367
    Restricted cash...............................     (525)      --       --
    Acquired in-process research and development..    1,888     7,900      --
    Changes in items affecting operations:
      Accounts receivable.........................     (231)  (10,112)    (229)
      Inventory...................................      260      (677)     (15)
      Loan receivable--officer....................     (418)      (60)     --
      Prepaid expenses and other assets...........   (1,042)      (34)     167
      Accounts payable............................  (10,152)    5,241    3,686
      Deferred revenue............................    4,486      (126)    (424)
      Accrued expenses............................    1,136       549      142
                                                   --------  --------  -------
Net cash used in operating activities.............   (9,863)   (9,682)  (2,473)
                                                   --------  --------  -------
Cash flows from investing activities:
  Capital expenditures............................   (1,139)     (813)     (26)
  Proceeds from sale of furniture and equipment...      129       --       --
  Investment in short-term investment.............   (1,018)      --       --
  Acquisition and investment, net of cash
   acquired.......................................   (3,267)   (3,231)     --
                                                   --------  --------  -------
Net cash used in investing activities.............   (5,295)   (4,044)     (26)
                                                   --------  --------  -------
Cash flows from financing activities:
  Borrowings (repayments) under capital lease
   obligations....................................       60       (18)     (14)
  Secured borrowings (repayments).................      --       (278)     278
  Proceeds from bridge loans......................      --      3,320    1,500
  Payments for convertible securities.............      (30)      --       --
  Net proceeds from issuance of common stock......   61,422       183      626
  Net proceeds from Series B and C preferred
   stock..........................................    3,125    12,769      --
  Net proceeds from exercise of stock options and
   warrants.......................................      184       --       --
  Net borrowings (repayments) under bank line of
   credit.........................................      --       (998)     663
  Repayments under other liabilities..............   (2,321)      (90)     --
  Repurchase of common stock......................      --       (720)     --
                                                   --------  --------  -------
Net cash provided by financing activities.........   62,440    14,168    3,053
                                                   --------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents......................................      (55)      (25)     --
                                                   --------  --------  -------
Net increase in cash and cash equivalents.........   47,227       417      554
Cash and cash equivalents:
  Beginning of year...............................    1,024       607       53
                                                   --------  --------  -------
  End of year..................................... $ 48,251  $  1,024  $   607
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...................................... $    356  $    683  $   133
    Income taxes..................................      --        --       --
  Non-cash investing and financing activities:
    Equipment acquired under capital lease
     obligations..................................      109       --       --
    Issuance of warrants in connection with bank
     line of credit and bridge loans..............      --         68       57
    Issuance of options in connection with equity
     transactions and grants below fair value.....    1,437       139    1,409
    Issuance of common stock and preferred stock
     as consideration for private placement fees..      --        542      --
    Amortization of deferred stock compensation...      442        50      --
    Bridge loans converted to Series B preferred
     stock........................................      --      4,820      --

          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Description of Business

  RAVISENT Technologies Inc., ("the Company") which changed its name from Divicore Inc. in June 1999 and from Quadrant International, Inc. in May 1999, designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems and consumer electronic devices and Internet appliances. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and consumer electronics platforms. The Company's customers consist principally of personal computer and consumer electronics manufacturers.

  During 1999 and 1998 the Company's revenue was substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers and prior to 1998 through wholesale distributors. The Company changed its strategic focus during 1999 from selling a hardware-based digital video solution to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers. Additionally, the company augmented its Internet appliance capabilities through the acquisition of Teknema.

  The Company was incorporated in Pennsylvania in April 1994 and reincorporated in Delaware as RAVISENT Technologies Inc. in 1999.

  The Company has sustained significant net losses and negative cash flows from operations since its inception. For the years ended December 31, 1999, 1998 and 1997 the Company's net losses were $8 million, $13.7 million, and $7.3 million, respectively. The Company plans on investing heavily in product development, and sales and marketing, and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through December 31, 2000.

 (b) Principles of Consolidation

  The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

 (c) Cash and Cash Equivalents and Short-term Investments

  For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments represent a bank certificate of deposit, with an original maturity greater than three months.

 (d) Inventory

  Inventory, which principally consists of finished goods, is valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $556,000 and $174,000 at December 31, 1999 and 1998, respectively.

                           RAVISENT TECHNOLOGIES INC.

 (e) Furniture and Equipment

  Furniture and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the assets as follows:

   Purchased software................................................... 5 years
   Computer equipment................................................... 5 years
   Research and development equipment................................... 5 years
   Furniture and fixtures............................................... 7 years

 (f) Goodwill and Other Intangibles

  Goodwill and other intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at four years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires the Company to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

 (g) Revenue Recognition

  The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). License revenues for one-time license fees and up-front license fees are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred with no significant modification or customization and collectibility is probable. The up-front license fee terms generally provide an agreed-upon level of sales of a licensee's products below which a licensee will not be obligated to remit royalty payments and that the up-front fees are nonrefundable even in the event such level is not attained. License revenues consisting of fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 45 to 60 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

  In cases where a license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue.

  Hardware revenues are recognized upon shipment of products to customers. Prior to 1998 an allowance for returned merchandise was provided for sales to distributors based on the Company's historical experience. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of

                          RAVISENT TECHNOLOGIES INC.

manufacturing defect, which is the responsibility of the Company's third party contract manufacturer. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modifications or customization of hardware or software under unilateral or joint development arrangements are recognized using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Losses on contracts are recognized when the loss is apparent.

  Other income represents amounts received in connection with the cancellation of a development project by a customer during 1997. A total of approximately $1,134,000 was received from the customer, of which approximately $418,000 was recorded as revenue based on costs of revenue incurred. The remaining approximately $716,000 was recorded in other income as a cancellation fee.

 (h) Research and Development Costs

  Research and development costs are expensed as incurred.

 (i) Income Taxes

  The stockholders of the Company elected "C" corporation status for federal and state income tax purposes. Effective with this election, income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

 (j) Financial Instruments

  The Company's financial instruments principally consist of cash, short-term investments, accounts receivable, accounts payable, loans payable and capital lease obligations that are carried at cost which approximates fair value.

 (k) Stock Options

  SFAS No. 123, Accounting for Stock-based Compensation, provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) with pro forma disclosures of results of operations as if the fair value method had been applied. The Company applies APB 25 for stock options and stock-based awards to employees and has disclosed pro forma net loss as if the fair value method had been applied (note 13).

 (l) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          RAVISENT TECHNOLOGIES INC.

 (m) Long-Lived Assets

  The Company reviews long-lived assets and certain identifiable intangibles to be held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 (n) Foreign Currency Translation

  All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity (deficiency) in the accompanying consolidated financial statements.

 (o) Comprehensive Income

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

 (p) Computation of Net Loss Per Share

  The Company computes earnings per share in accordance with SFAS No. 128, Computation of Earnings Per Share. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

 (q) Recent Accounting Pronouncements

  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

(2) Comprehensive Loss

  The components of comprehensive loss are as follows (in thousands):

                                                    Years ended December 31,
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
   Net loss........................................ $(8,071) $(13,683) $(7,253)
   Foreign currency translation adjustment.........     (80)      (25)     --
                                                    -------  --------  -------
     Comprehensive loss............................ $(8,151) $(13,708) $(7,253)
                                                    =======  ========  =======

                           RAVISENT TECHNOLOGIES INC.

(3) Furniture and Equipment

  Furniture and equipment consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                    1999  1998
                                                                   ------ -----
   Furniture and fixtures......................................... $  546 $ 292
   Leasehold improvements.........................................    129    67
   Computer equipment.............................................  1,176   547
   Research and development equipment.............................    407   333
   Software.......................................................    259   138
                                                                   ------ -----
                                                                    2,517 1,377
   Less: accumulated depreciation and amortization................    919   502
                                                                   ------ -----
   Furniture and equipment, net................................... $1,598 $ 875
                                                                   ====== =====

  Assets recorded under capital lease are approximately $166,000 and $58,000 and related accumulated amortization is approximately $69,000 and $25,000 as of December 31, 1999 and December 31, 1998, respectively.

(4) Restricted Cash

  On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the settlement of a complaint by a former supplier. The Company has classified these funds as restricted cash at December 31, 1999 (note 14).

(5) Acquisitions

  In November 1999 the Company acquired all of the outstanding capital stock of Teknema, Inc. ("Teknema"), a company located in Palo Alto, California involved in the development of products for the emerging market in information appliances.

  The Company paid $2.5 million in cash, issued 266,169 shares of the Company's common stock and options to acquire approximately 537,000 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition, the Company loaned Teknema $1 million with an annual interest rate of 10%. On the date of the closing of the transaction, the Company paid certain employees of Teknema for joining the Company sign-on bonuses totaling $1,280,000. The bonuses are recorded in general and administrative expense in the Company's December 31, 1999 consolidated financial statements.

  The acquisition of Teknema was recorded under the purchase method of accounting. The results of operations of Teknema have been included in the Company's consolidated financial statements from November 8, 1999. In connection with the acquisition, we expensed $1.9 million of the purchase price as acquired in-process research and development. At the date of acquisition, Teknema had three development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The three development projects ranged in percentage of completion at the date of acquisition from 15% to 50%.

  The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over four years.

                           RAVISENT TECHNOLOGIES INC.

  The purchase price was allocated as follows (in thousands):

   Fair value of assets acquired....................................... $ 5,018
   Goodwill............................................................  16,031
   Workforce in place..................................................     190
   In-process research and development technology......................   1,888
   Liabilities acquired................................................  (7,343)
                                                                        -------
                                                                        $15,784
                                                                        =======

  The following unaudited pro forma financial information presents the combined results of operations of the Company and Teknema as if the acquisition occurred on January 1, 1998, after giving effect to certain adjustments, primarily amortization of goodwill, excluding the $1.9 million write-off of acquired in-process research and development and excluding the $1.3 million sign-on bonuses. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on January 1, 1998.

                                                               Year ended
                                                              December 31,
                                                              (in thousands
                                                            except per share
                                                                  data)
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Revenues................................................ $ 37,091  $ 35,363
   Net loss................................................ $(14,618) $(19,000)
   Net loss per common share (basic and diluted)........... $  (1.67) $  (6.03)

  In April 1998, the Company completed the acquisition of Viona Development Hard & Software Engineering GmbH (Viona) a company located in Karlsruhe, Germany specializing in the development of digital video technology.

  The Company paid a total of $11.4 million consisting of: $5.8 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.35 million, recorded at a discounted value of $1.1 million, will be paid in equal installments at the end of each of the next two fiscal years; issued 1,204,820 shares of the Company's common stock valued at $4.8 million; and incurred transaction costs of $0.8 million.

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

                           RAVISENT TECHNOLOGIES INC.

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
                                                                        -------
                                                                        $11,430
                                                                        =======

  The following unaudited pro forma financial information presents the combined results of operations of the Company and Viona as if the acquisition occurred on January 1, 1998, after giving effect to certain adjustments, primarily amortization of goodwill and excluding the $7.9 million write-off of acquired in-process research and development. The unaudited pro forma financial information for the year ended December 31, 1998 (in thousands except per share data) does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on January 1, 1998.

                                                                        1998
                                                                       -------
   Revenues........................................................... $30,288
   Net loss........................................................... $(5,978)
   Net loss per common share (basic and diluted)...................... $ (2.03)

(6) Bank Line of Credit

  In July 1998, the Company executed a loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (principally limited to a percentage of eligible accounts receivable and eligible inventory). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matures in July 2000 and bears interest at the prime rate plus 1.5% (10% at December 31, 1999). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with a tangible net worth covenant, as defined in the loan and security agreement, at December 31, 1999 the Company was in compliance with its debt covenants. There was no amount outstanding under the line of credit at December 31, 1999 and December 31, 1998, and approximately $2.8 million was available under the terms of the line of credit at December 31, 1999

  The bank, in connection with a previous line of credit, was provided warrants (note 13) to acquire 62,500 shares of the Company's common stock at an exercise price of $3.56 per share. The estimated fair value of the warrants issued was $56,500 and was recorded as debt issuance costs. This amount was amortized over the term of the line of credit.

  At December 31, 1999 there were no letters of credit outstanding, and on December 31, 1998, there were approximately $1,490,000 of letters of credit outstanding.

(7) Bridge Financing

  In February, March and April 1998 the Company entered into various agreements to borrow additional amounts of short-term bridge loans aggregating $3.3 million. The terms of the debt were substantially identical with the amount borrowed in December 1997. The Company issued warrants (note 13) to acquire 48,182 shares of the Company's common stock at an exercise price equal to the price per share at the time of closing of the

                          RAVISENT TECHNOLOGIES INC.

Company's round of equity financing in April 1998. The estimated fair value of the warrants issued was approximately $46,000 and has been recorded as additional interest expense through the date of the conversion of the bridge loans into Series B preferred stock.

  In December 1997 the Company entered into an agreement to borrow $1.5 million of short-term bridge loans. The loans bear interest at 6% with an original maturity date of March 31, 1998. The term of the debt was extended to April 30, 1998, and the interest rate was increased to 15%. In connection with this financing, the Company issued warrants (note 13) to acquire 45,000 shares of the Company's common stock. The estimated fair value of the warrants issued was approximately $23,000. This amount was recorded as debt issuance costs and was amortized over the term of the debt.

  The $4.8 million of short-term bridge loans were converted to Series B preferred stock in April 1998 (note 11).

(8) Accrued Expenses

  Accrued expenses consist of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
   Payroll and related costs..................................... $  584 $  439
   Royalties.....................................................    684    133
   Legal and professional fees...................................  1,219     14
   Warranty......................................................    449    --
   Other.........................................................    736    528
                                                                  ------ ------
                                                                  $3,672 $1,114
                                                                  ====== ======

(9) Loan Receivable--Officers

  On November 15, 1999 the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan shall be repaid in twenty-four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provides for a monthly bonus to the officer in an amount equal to the monthly loan repayment. The loan is not secured, and becomes due immediately if the officer's employment is terminated by the Company for cause or by the officer for any reason.

  On November 29, 1999 the Company loaned the same officer of the Company $200,000. The term of the loan is for three months and bears an interest rate of 8%. The note is secured by all options to purchase Company stock granted to the officer following the date of the loan. The loan is due immediately upon the termination of employment by the officer from the Company for any reason.

  At December 31, 1998, the Company had a loan receivable in the amount of $60,000 due from an officer of the Company. The term of the loan receivable was three years and was non-interest bearing. In accordance with the terms of the loan the entire amount was forgiven in 1999 following the company's initial public offering.

(10) Other Liabilities

  In connection with the Company's acquisition of Viona during 1998 (note 5), $1.35 million of the purchase price, recorded at a present value of $1.1 million, is payable in equal annual installments over the next three

                          RAVISENT TECHNOLOGIES INC.

years. As such, $0.4 million of the amount is included in other current liabilities with the remaining amount included in other long-term liabilities.

(11) Subordinated Notes Payable

  Subordinated notes payable at December 31, 1998 consisted of $625,000 of various subordinated notes payable to NEPA Venture II, L.P. (NEPA) due May 4, 2003 to November 29, 2003 with a 9% interest rate. The notes were converted into 920,006 shares of common stock in connection with the Company's initial public offering in July 1999.

   The notes were part of two transactions entered into in May 1995 and March 1996 to provide financing to the Company. Interest on the notes was payable quarterly. In connection with the issuance of the notes, the Company issued warrants to acquire a total of 920,006 shares of the Company's Series A mandatory redeemable convertible preferred stock at exercise prices of $0.60- $0.75 per share (note 13). The estimated fair value of the warrants issued was $30,010 and was amortized over the term of the related debt. In accordance with the terms of the agreement the warrants were converted into preferred shares which were automatically converted into the Company's common stock in connection with the Company's initial public offering in July 1999.

(12) Equity Transactions and Capital Stock

 Capital Stock and Stock Splits

  In 1999, the Company's articles of incorporation were amended and restated. The Company is authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value undesignated preferred stock.

  On July 15, 1999, the Company effected a one-for-six reverse stock split. All shares and per share amounts in the consolidated financial statements have been restated to reflect the reverse stock split.

 Initial Public Offering

  On July 15, 1999 the Company consummated an initial public offering of its common stock. The Company sold 5,750,000 shares of its common stock at an initial public offering price of $12.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $61.4 million. Contemporaneous with the offering, 5,508,207 shares of preferred stock were converted into common stock.

 Treasury Stock

  In April 1998 the Company purchased 200,000 shares of common stock for $3.60 per share or $720,000 in the aggregate from the former Chief Executive Officer of the Company.

 Preferred Stock

  Upon the closing of the Company's initial public offering in July 1999, all of the outstanding shares of mandatory redeemable preferred stock, including the shares under the stock subscription below, were converted into shares of common stock on a one for one basis.

  In April 1999 the Company completed a financing in which it issued convertible securities to an affiliate of Intel for $4.7 million and entered into a license agreement covering certain Intel technology. The purchase price

                           RAVISENT TECHNOLOGIES INC.

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

  In April 1998 the Company sold 3,728,916 shares of Series B mandatory redeemable convertible preferred stock for an aggregate amount of approximately $18.6 million including the conversion of $4.82 million of bridge notes (note
7). In addition, the investors in the Series B received an aggregate 1,517,668 warrants (note 13 ) to acquire common stock at an exercise price of $0.06. The estimated fair value of the warrants of $5.7 million was recorded as additional paid-in capital.

  In April 1998, in connection with the Company's sale of Series B, the Company paid $1.1 million in cash, issued 108,856 shares of the Company's Series B and issued 44,304 warrants (note 13) to acquire common stock at an exercise price of $0.06 to the Company's placement agent as consideration for services provided in connection with the equity transaction. The shares and warrants had an estimated fair value of $542,100. The above amounts as well as $0.3 million of other transaction costs were recorded as costs of the equity transaction and charged against additional paid-in capital.

  Preferred stock consisted of the following at December 31, 1998:

                                               Per share
                                              liquidation            Issued and
                                                 value    Authorized Outstanding
                                              ----------- ---------- -----------
   Preferred class
     Series A................................   $0.678     6,523,684        --
     Series B................................   $ 4.98    25,000,000  3,913,072
                                                          ----------  ---------
                                                          31,523,684  3,913,072
                                                          ==========  =========

 Preferred Stock Subscription

  In March 1998, the Company entered into a subscription and technology license agreement. This agreement provides, among other things, for the Company to license certain technology to an unrelated third party (the licensee). In connection with the agreement, the licensee is required to pay a minimum of $750,000 at the end of each calendar quarter during the first year and a minimum of $900,000 at the end of each calendar quarter during the second year. Included in the first year quarterly payments is $125,000 per quarter that was applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The quarterly payment for the fourth quarter of the second year included $500,000 that was to be applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The purchase of the preferred stock under this agreement is on the same terms as the licensee's purchase of Series B preferred stock in April 1998. The $625,000 minimum quarterly royalty payments in year one will be recognized as revenue during each respective quarter. The $900,000 minimum quarterly payments for each of the first three quarters and the $400,000 for the fourth quarter of the second year will be recognized as revenue during each of those respective quarters. As of December 31, 1998, the Company had issued 75,301 shares of Series B preferred stock under this agreement. In April 1999 the Company issued 25,100 shares of Series B preferred stock under the preferred stock subscription agreement. In addition, the Company amended this agreement and issued 100,402 shares of Series B preferred stock and warrants for the purchase of 40,863 shares of common stock in exchange for which it received a promissory

                          RAVISENT TECHNOLOGIES INC.

note with an aggregate value of $500,000 due in April 2000. The $500,000 note reflects the payment due in the fourth quarter of the second year of the above agreement. In addition, the agreement was amended in December 1999 to reduce the payment due in the third quarter of the second year to $500,000, with the remaining $400,000 due as follows: 2000--$100,000; 2001--$300,000. The amounts will be recognized as revenue on a pro-rata basis over the term of the contract through September 2001.

(13) Stock Options, Stock Purchases and Warrants

 (a) Stock Options

  The Company adopted the 1995 Stock Option Plan (the 1995 Plan) in May 1995. The 1995 Plan provides for the grant of incentive stock options and non-qualified stock options to employees, consultants, advisors to the Company, and members of the board of directors to purchase shares of common stock. Prior to the adoption of the 1995 Plan, 43,258 options were granted to employees. Under the terms of the 1995 Plan, authorized options are granted at estimated fair value. The options generally vest over a period ranging from 2 to 5 years and expire 5 to 10 years from the grant date. In 1998 the board of directors approved an amendment to the Company's 1995 Plan in which the total number of options available for grant was increased to 8,500,000. In April 1999, the Company, with the approval of the board of directors, adopted the 1999 Stock Incentive Plan (1999 Plan) as a successor to the 1995 Plan. The 1999 Plan has reserved 2,725,000 shares. The 1999 Plan has three separate programs which include; the discretionary option grant program under which employees may be granted options to purchase shares of common stock; the stock issuance program under which eligible employees may be granted shares of common stock; and the automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.

  In November 1999 the Company, in accordance with the terms of the Teknema acquisition agreement assumed approximately 537,000 of Teknema's outstanding options. These options ranged in price from $.10 to $.94, and vest over a four-year period, consistent with the Company's option plan.

  In June 1999, the Company granted 481,555 options, with an exercise price of $10.20 per share. The Company has recorded $866,800 of deferred stock compensation in connection with these options that will be amortized over the option vesting period.

  In February 1999, the Company granted 144,688 options, with an exercise price of $2.52 per share. The Company has recorded $503,514 of deferred stock compensation in connection with these options that will be amortized over the option vesting period.

  In September 1998 the Company granted 783,333 options, outside the 1995 Plan, to employees of Viona at an exercise price of $1.50 that was below the estimated fair value of the Company's common stock on the date of grant. The Company recorded deferred stock compensation of $799,000 in connection with these options that will be amortized over the options' vesting period.

  On September 23, 1998 the Company, with the approval of the board of directors, repriced all of the outstanding employee stock options that were in excess of $2.52 to $2.52.

                           RAVISENT TECHNOLOGIES INC.

  A summary of stock option activity follows:

                                   1999                1998                1997
                            ------------------- ------------------- ------------------
                                       Weighted            Weighted           Weighted
                                       average             average            average
                            Number of  exercise Number of  exercise Number of exercise
                             options    price    options    price    options   price
                            ---------  -------- ---------  -------- --------- --------
   Balance as of beginning
    of year................ 2,113,952   $ 1.80    974,764   $ 3.60   223,040   $1.92
     Options granted.......   986,563    13.95  1,149,513     1.74   751,724    4.14
     Options assumed.......   537,560     0.53        --       --        --      --
     Options canceled......   (75,697)    2.64    (10,325)   (0.90)      --      --
     Options exercised.....   (83,062)    1.55        --       --        --      --
                            ---------   ------  ---------   ------   -------   -----
                            3,479,316   $ 5.09  2,113,952   $ 1.80   974,764   $3.60
                            =========   ======  =========   ======   =======   =====

  At December 31, 1999, 1,660,854 options with a weighted-average exercise price of $1.58, were fully vested and exercisable.

  The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                    Options outstanding             Options exercisable
                            ----------------------------------- ---------------------------
                                            Weighted
                                             average
                                Number      remaining  Weighted     Number     Weighted
    Range of                outstanding at contractual average  outstanding at average
    exercise                 December 31,     life     exercise  December 31,  exercise
     prices                      1999        (years)    price        1999       price
    --------                -------------- ----------- -------- -------------- --------
   $  .03- 3.88............   2,620,739        4.0      $1.60     1,643,626     $1.53
   $ 3.89- 7.75............      20,832        2.7       6.00        17,228      6.00
   $ 7.76-11.63............     477,364        4.4      10.20           --        --
   $11.64-15.50............     218,881        9.0      13.83           --        --
   $34.88-38.75............     141,500        9.9      38.75           --        --
                              ---------                 -----     ---------     -----
     Totals................   3,479,316                 $5.09     1,660,854     $1.58
                              =========                 =====     =========     =====

  The Company applies APB 25 and related interpretations in accounting for its stock option plan. Had compensation cost been recognized pursuant to SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                     1999      1998     1997
                                                   --------  --------  -------
   Loss attributable to common stockholders:
     As reported.................................. $ (8,730) $(14,437) $(7,253)
     Pro forma.................................... $(10,758) $(14,919) $(7,630)
   Loss per common share:
     As reported.................................. $  (1.02) $  (4.94) $ (3.52)
     Pro forma.................................... $  (1.26) $  (5.11) $ (3.70)

  The per share weighted-average fair value of stock options issued by the Company during 1999, 1998 and 1997 was $10.63, $1.08, and $2.70 respectively, on the date of grant.

                           RAVISENT TECHNOLOGIES INC.

  The following range of assumptions were used by the Company to determine the fair value of stock options granted using a minimum value option-price model:

                                                          1999    1998    1997
                                                         ------- ------- -------
   Dividend yield.......................................      0%      0%      0%
   Expected volatility..................................    119%      0%      0%
   Average expected option life......................... 4 years 4 years 4 years
   Risk-free interest rate..............................   5.51%   5.15%   5.73%

 (b) Employee Stock Purchase Plan

  In April 1999, the Company, with the approval of the board of directors, adopted an Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The purchase plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. Each offering period will have a maximum duration of twenty-four months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase interval. The initial offering period commenced on the effectiveness of the Company's initial public offering and will end on the last business day of July 2001.

 (c) Warrants

  The warrants issued by the Company generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing in the case of the warrants for preferred stock.

  A summary of warrant activity follows:

                                   Preferred                   Common
                            ------------------------- -------------------------
                                          Weighted                  Weighted
                            Number of     average     Number of     average
                            warrants   exercise price warrants   exercise price
                            ---------  -------------- ---------  --------------
   Balance as of December
    31, 1996...............  920,006       $0.60         55,952      $0.75
     Warrants granted......      --          --          90,833       3.36
     Warrants canceled.....      --          --             --         --
     Warrants exercised....      --          --             --         --
                            --------       -----      ---------      -----
   Balance as of December
    31, 1997...............  920,006       $0.60        146,785      $2.37
                            ========       =====      =========      =====
     Warrants granted......      --          --       1,660,802       0.24
     Warrants canceled.....      --          --             --         --
     Warrants exercised....      --          --        (199,416)      0.92
                            --------       -----      ---------      -----
   Balance as of December
    31, 1998...............  920,006       $0.60      1,608,171      $0.35
                            ========       =====      =========      =====
     Warrants granted......      --          --          51,079        .06
     Warrants canceled.....      --          --
     Warrants exercised.... (920,006)      $0.60       (926,936)       .10
                            --------       -----      ---------      -----
   Balance as of December
    31, 1999...............      --          --         732,314      $0.65
                            ========       =====      =========      =====

  The warrants for preferred stock were all exercised and converted to common stock on a one for one basis in connection with the Company's initial public offering in July 1999.

                           RAVISENT TECHNOLOGIES INC.

(14) Commitments and Contingencies

 (a) Leases

  The Company is obligated under certain equipment capital leases that expire at various dates during the next two years. The Company leases its office facilities and various equipment under operating leases that expire during the next five years. Future minimum lease payments relating to the noncancelable capital and operating leases are as follows (in thousands):

                                                             Capital Operating
                                                             leases   leases
                                                             ------- ---------
   Year ending December 31,
     2000...................................................   $45     $682
     2001...................................................    40      460
     2002...................................................   --       417
     2003...................................................   --       283
     2004...................................................   --        36
                                                               ---
       Total minimum lease payments.........................    85
       Less: amount representing interest...................     7
                                                               ---
   Present value of net minimum capital lease payments......    78
   Less: current installments of obligations under capital
    leases..................................................    40
                                                               ---
   Obligations under capital leases excluding current
    installments............................................   $38
                                                               ===

  Total rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $667,000, $328,000 and $150,000, respectively.

 (b) Royalties

  Under various licensing agreements, the Company is required to pay royalties, generally on a per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was approximately $1,678,000, $651,000, and $97,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

 (c) Contingencies

  On May 25, 1999 a complaint was filed against the Company in the Superior Court of California, Santa Clara County, by a former supplier, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The complaint was removed to federal court and, on September 23, 1999 the Company filed a counterclaim against the supplier for the damages the Company incurred as a result of the supplier's failure to timely ship the Company non-defective parts. The Company's counterclaim seeks damages of approximately $2.7 million.

  On November 4, 1999, a former supplier filed a complaint against the Company in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow the supplier to purchase an undetermined number of shares of the Company's common stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. The Company disputes the supplier's claim as being wholly without merit. To that end, on December 14, 1999, the Company filed a Motion to Dismiss, which was denied on January 13, 2000. The Company plans to vigorously defend its position. Currently, the litigation is proceeding through discovery phase. In the opinion of management, the amount of the ultimate liability with respect to these

                          RAVISENT TECHNOLOGIES INC.

claims will not materially affect the Company's financial position, results of operations or cash flow; however, this litigation may be costly, may distract management's attention and may be significantly time consuming.

  In the opinion of management, the amount of the ultimate liability with respect to the above claims will not materially affect the Company's financial position, results of operations, or cash flows.

  In February and March 2000, six (6) securities class action lawsuits, captioned:

  . Bruckner v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1075, dated February 29, 2000, amended March 17, 2000, purported class period: July 15, 1999 to February 18, 2000;
  . Buchbinder v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1093, dated March 1, 2000, purported class period: July 15, 1999 to February 17, 2000;
  . Burdue v. RAVISENT Technologies Inc., et al., Civil Action No. 00-CV-1371, dated March 15, 2000, purported class period: July 15, 1999 to March 14, 2000;
  . Fink v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1014, dated February 25, 2000, purported class period: July 15, 1999 to February 17, 2000;
  . Raley v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1280, dated March 9, 2000, purported class period: July 15, 1999 to February 17, 2000; and
  . Schafer v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1189, dated March 6, 2000, purported class period: July 15, 1999 to February 17, 2000,

were filed against the Company and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 and seek unspecified damages on behalf of a purported class of purchasers of our stock during the periods stated above.
There may be additional purported class action lawsuits filed against the Company based upon similar alleged facts and claims. Certain of the Company's employees and certain holders of 5% or more of its common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to it with respect to the alleged claims in these actions. The Company believes that such lawsuits or claims are without merit and that it has meritorious defenses to the actions. The Company plans to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm its results of operations, liquidity and financial condition.

  From time to time, the Company has received, and expects to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operation, or cash flows.

 (d) Employment Agreements

  The Company has entered into employment agreements with certain officers and employees of the Company. The agreements are generally for two to three year periods, generally provide for annual bonuses and incentive stock options as determined by the board of directors, and covenants not-to-compete during the employment term and for two years thereafter. The employment agreements also generally provide for six months severance in the event the individual is terminated without cause.

(15) Business Risks and Credit Concentration

  The Company licenses and sells its products principally in the intensely competitive personal computer and consumer electronics original equipment manufacturers industry and for product sales prior to 1998 through a

                          RAVISENT TECHNOLOGIES INC.

number of wholesale distributors. This industry has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry would adversely affect operating results.

  The Company's customers, including its major customers disclosed in note 19, have not executed long-term contracts and are not required to purchased minimum quantities from the Company. As such, the Company's operating results could be materially affected by a decrease in business with these customers.

  The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company had three customers representing, in the aggregate, 57% and 88% of accounts receivable at December 31, 1999 and 1998, respectively.

  The Company uses several contract manufacturers to make its hardware products. If the Company is unable to continue its relationship with these manufacturers, it believes it could establish similar relationships with other companies in a reasonable period of time. Because of the competitive nature of the technology industry, the Company believes it could ultimately obtain terms as beneficial as those currently in effect.

(16) Income Taxes

  The company elected "C" corporation status in September 1996. Prior to that election, the Company was an "S" corporation.

  The income tax expense of $52 as of December 31,1999 relates to foreign income taxes. No federal, foreign, or state income taxes are due as of December 31, 1999 and 1998.

  The table below reconciles the U.S. federal statutory income tax rate to the recorded income tax provision (in thousands):

                                                      1999     1998     1997
                                                     -------  -------  -------
   Tax benefit at U.S. federal statutory rate......  $(2,726) $(4,659) $(2,479)
   State income taxes, net of federal tax benefit..     (524)  (1,256)    (198)
   In-process research and development and
    goodwill.......................................    1,005      --       --
   Foreign income taxes............................       52      --       --
   Change in valuation allowance...................    2,180    5,848    2,669
   Other...........................................       65       67        8
                                                     -------  -------  -------
                                                     $    52  $   --   $   --
                                                     =======  =======  =======

  The change in valuation allowance above does not include $3,232 of the net change for 1999, which represents net deferred tax assets acquired by the Company.

                           RAVISENT TECHNOLOGIES INC.

  The components of the net deferred tax assets as of December 31, 1999 and 1998, consists of the following (in thousands):

                                                              December 31,
                                                            -----------------
                                                              1999     1998
                                                            --------  -------
   Deferred tax assets:
     Net operating losses.................................. $  9,987  $ 5,706
     Reserves and accruals not currently deductible........      182      188
     Depreciation and amortization.........................    3,190    3,239
     Deferred revenue and other............................      301      151
     Prepaid compensation related to acquired stock
      options..............................................    1,036      --
                                                            --------  -------
                                                              14,696    9,284
   Valuation allowance.....................................  (14,696)  (9,284)
                                                            --------  -------
   Net deferred tax assets................................. $    --   $   --
                                                            ========  =======

  Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 1998.

  As of December 31, 1999, the Company has approximately $24.7 million of net operating loss carryforwards for federal tax purposes. These carryforwards will begin expiring in 2011 if not utilized. In addition, the Company has net operating loss carryforwards in certain states with various expiration periods beginning in 2006.

  Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. The Company is currently in the process of determining the amount of annual limitation.

  The Company's tax returns are subject to examination by federal, state and foreign taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal, state and foreign income tax laws and regulations, the amounts related to income taxes reported in the financial statements may be subject to change at a later date upon final determination by the respective taxing authorities.

(17) Related-Party Transactions

  The former Chief Executive Officer of the Company received $125,000 in severance payments during 1998.

(18) Defined Contribution Plan

  The Company has a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any contributions to the plan.

                           RAVISENT TECHNOLOGIES INC.

(19) Segment and Major Customer Information

  The Company operates in a single industry segment, which is the development and licensing of its technology.

  The Company had the following customers that combined represented in excess of 65%, 91% and 31% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively (in thousands):

                                                            Years ended December
                                                                    31,
                                                            --------------------
   Customer                                                  1999    1998   1997
   --------                                                 ------- ------- ----
   1....................................................... $15,689 $25,624 $639
   2.......................................................     --      --  $632
   3....................................................... $ 2,461 $ 1,900  --
   4.......................................................     --  $   151 $809
   5....................................................... $ 1,213     --   --

  The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The loss for all periods presented is derived primarily from the Company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                          Years ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
   North America........................................ $20,087 $23,660 $4,278
   Asia-Pacific.........................................   2,822     853    932
   Europe...............................................   6,489   5,775  1,117
   Australia and New Zealand............................      20     --     494
                                                         ------- ------- ------
                                                         $29,418 $30,288 $6,821
                                                         ======= ======= ======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 11. Executive Compensation

  The information required by this item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 13. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 29, 2000.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents filed as a part of this Report

    (1) CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K are incorporated herein by reference.

    (2) Financial Statement Schedules

                        Report of Independent Auditors

The Board of Directors and Stockholders
RAVISENT Technologies Inc.:

Under date of March 8, 2000, we reported on the consolidated balance sheets of RAVISENT Technologies Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
March 8, 2000

  The following financial statement schedule of RAVISENT Technologies Inc. for each of the years ended December 31, 1997, 1998 and 1999, should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                  RAVISENT Technologies, Inc. and Subsidiaries
                 Schedule of Valuation and Qualifying Accounts

                                                Charged
                                       Balance     to               Balance
                                         at      Costs                 at
                                      Beginning   and                End of
                                       of Year  Expenses Deductions   Year
                                      --------- -------- ---------- --------
Accounts Receivable
-------------------
For the year ended December 31, 1997  $ 139,000 $384,038   (56,438) $466,600
For the year ended December 31, 1998  $ 466,600 $ 48,347  (250,097) $264,850
For the year ended December 31, 1999  $ 264,850 $165,268  (111,163) $318,955
Inventory
---------
For the year ended December 31, 1997  $ 100,000 $300,000            $400,000
For the year ended December 31, 1998  $ 400,000 $ 70,000  (295,565) $174,435
For the year ended December 31, 1999  $ 174,435 $409,936   (28,785) $555,586

  Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 30th day of March 2000.

                                          Ravisent Technologies Inc.

                                                /s/ Francis E. J. Wilde III
                                          By: _________________________________
                                                  Francis E.J. Wilde III
                                                Chief Executive Officer and
                                                         President

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below in so signing also makes, constitutes and appoints jointly and severally Francis E.J. Wilde III and Ned Barlas, and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission additional reports or filings for the same period covered by this Annual Report and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming that each of said attorneys-in-fact or agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

  Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the persons whose signatures appear below, which persons have signed such Annual Report in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Francis E. J. Wilde III       Chief Executive Officer,    March [30], 2000
______________________________________  President and Director
        Francis E.J. Wilde III          (Principal Executive
                                        Officer)

           /s/ Jason C. Liu            Chief Financial Officer,    March [30], 2000
______________________________________  Senior Vice President,
             Jason C. Liu               Corporate Services and
                                        Secretary (Principal
                                        Accounting Officer)

     /s/ Frederick J. Beste III        Director                    March [30], 2000
______________________________________
        Frederick J. Beste III

       /s/ Peter X. Blumenwitz         Director                    March [30], 2000
______________________________________
         Peter X. Blumenwitz

       /s/ Walter L. Threadgill        Director                    March [30], 2000
______________________________________
         Walter L. Threadgill

           /s/ Paul A. Vais            Director                    March [30], 2000
______________________________________
             Paul A. Vais

Exhibit
 Number                            Exhibit Title
 ------                            -------------
2.1 Sales Agreement Concerning Shares, dated January 16, 1998, by and among Ulrich Sigmund, Hendrik Horak, Jorg Ringelberg, Erste CINCO Vermogensverwaltungs GmbH and RAVISENT.(1)
2.2 Appendix to Sales Agreement Concerning Shares, dated January 16, 1998, by and among Ulrich Sigmund, Hendrik Horak, Jorg Ringelberg, Erste CINCO Vermogensverwaltungs GmbH and RAVISENT.(1)
2.3 Agreement and Plan of Merger, by and between Divicore Inc., a Pennsylvania corporation, and RAVISENT.(1)
2.4 Agreement and Plan of Reorganization, dated as of October 8, 1999, by and among RAVISENT, Merger Sub, Teknema, Inc. and certain security holders of Teknema, Inc. identified therein. (3)
3.1         Amended and Restated Certificate of Incorporation.(1)
3.2         Amended and Restated Bylaws.(1)
4.1         Form of RAVISENT's Specimen Common Stock Certificate.(1)
4.2 Registration Rights Agreement dated April 30, 1998, by and among RAVISENT and parties listed on Schedule A therein. (1)
4.3 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 75,000 shares of common stock.(1)
4.4 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 200,000 shares of common stock.(1)
4.5 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 100,000 shares of common stock.(1)
4.6 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated June 11, 1996, by and between RAVISENT and Meridian Bank.(1)
4.7 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated March 15, 1996, by and between RAVISENT and Meridian Bank.(1)
4.8 Subordinated Note and Warrant Purchase Agreement, dated March 18, 1996, by and between RAVISENT and NEPA Venture Fund II, L.P.(1)
4.9 Convertible Debenture and Warrant Purchase Agreement, dated December 17, 1997, by and between RAVISENT and Atlantic Coastal Ventures, L.P.(1)
4.10 Convertible Debenture and Warrant Purchase Agreement, dated February 17, 1998, by and between RAVISENT and Donald Horton and Marty Horton, as community property.(1)
4.11 Quadrant International, Inc. Convertible Debenture and Warrant Purchase Agreement, dated April 7, 1998, by and between RAVISENT and the parties who are signatories thereto.(1)
4.12 Convertible Debenture and Warrant Purchase Agreement, dated March 31, 1998, by and among RAVISENT and the parties who are signatories thereto.(1)
4.13 Subordinated Note and Warrant Purchase Agreement, dated May 4, 1995, by and between RAVISENT and NEPA Venture Fund II, L.P.(1)
4.14 Convertible Promissory Note Purchase Agreement, dated as of April 26, 1999, among RAVISENT and the parties who are signatories thereto.(1)
4.15 Registration Rights Agreement, dated as of April 26, 1999, among RAVISENT and the parties listed on Schedule A thereto.(1)
4.16* Revolving Demand Note, dated July 21, 999 from Divico, Inc. in favor of Liuco, Inc.
10.1        RAVISENT's 1999 Stock Incentive Plan.(1)
10.2        RAVISENT's 1999 Employee Stock Purchase Plan.(1)
10.3        Form of Directors' and Officers' Indemnification Agreement.(1)
10.4 Letter Agreement, dated October 28, 1997, by and between RAVISENT and Dell Products, L.P. (1)
10.5@ License Agreement, dated June 30, 1998, by and between RAVISENT and ST Microelectronics, Inc.(1)
10.6 Source and Object Code License Agreement, dated September 1, 1998, by and between RAVISENT and Microsoft Corporation.(1)
10.7 Development and License Agreement, dated March 2, 1998, by and between RAVISENT and ATI Technologies, Inc.(1)

10.8@       Sti5505 Development Contract, dated February 1, 1999, by and between
            RAVISENT and ST Microelectronics, S.A.(1)
10.9@       Digital Audio System License Agreement: Consumer Products-Decoder
            Hardware, dated May 20, 1997, by and between RAVISENT and Dolby
            Laboratories Licensing Corporation.(1)
10.10       Agreement of Lease, dated June 5, 1998, by and between RAVISENT and
            Liberty Property Limited Partnership.(1)
10.11       Form of Software License Agreement.(1)
10.12       Silicon Valley Bank Loan and Security Agreement, dated July 14,
            1998, by and between RAVISENT and Silicon Valley Bank.(1)
10.13       Commercial Rental Agreement, dated October 18, 1995, between Viona
            Development Hard & Software Engineering GmbH & Co. KG and
            Deutsche-Bernanten-Lebensversicherung AG.(1)
10.14       Letter Agreement, dated August 20, 1997, by and between RAVISENT and
            Francis E.J. Wilde III.(1)
10.15+      Employment Agreement, dated November 12, 1997, by and between
            RAVISENT and Michael Harris.(1)
10.16+      Employment Agreement, dated November 12, 1997, by and between
            RAVISENT and Jason Liu.(1)
10.17+      Employment Agreement, dated December 11, 1997, by and between
            RAVISENT and Leonard Sharp.(1)
10.18+      Employment Agreement, dated January 12, 1998, by and between
            RAVISENT and Robert Russell.(1)
10.19+      Employment Agreement, dated December 15, 1997, by and between
            RAVISENT and Gregg Garnick.(1)
10.20+      Amendment to Employment Agreement dated March 19, 1998, by and between RAVISENT and Gregg Garnick.(1)
10.21@      Software License Agreement, dated as of April 23, 1999, by and between RAVISENT and Intel Corporation.(1)
10.22       Amended and Restated CSS Interim License Agreement, dated November
            28, 1997, by and between RAVISENT and Matsushita Electric Industrial
            Co., Ltd.(1)
10.23*      Intangible Property License Agreement, dated July 21, 1999 by and between DVA, Inc. and Divico, Inc.
10.24*      Tax Sharing Agreement, dated July 21, 1999, by and between RAVISENT and its subsidiaries, Liuco, Inc., and Divico, Inc.
10.25+      Employment Agreement, dated June 2, 1999, by and between RAVISENT and Ned Barlas.(1)
10.26+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and Sharon K. Taylor.(2)
10.27+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and E. Joseph Vitetta, Jr. (2)
10.28+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and William H. Wagner.(2)
10.29*      Assignment of Intellectual Property Rights, dated July 21, 1999, from RAVISENT to DVA, Inc.
10.30*      Bill of Sale, Assignment and Assumption Agreement, dated July 21,
            1999, between RAVISENT and Divico, Inc.
21.1*       Subsidiaries of RAVISENT.
23.1*       Consent of KPMG LLP, Independent Auditors.
24.1*       Power of Attorney. (reference is made to page 68)
27.1*       Financial Data Schedule.

(1) Incorporated by reference to identically numbered exhibit to RAVISENT's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File NO. 333-77269).
(2) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999.
(3) Incorporated by reference to identically numbered exhibit to RAVISENT's current report on Form 8-K dated November 8, 1999, as filed with the Securities and Exchange Commission on November 22, 1999 (File No. 000-26287).

@           Confidential treatment requested for portions of this agreement
+           Compensation plans and arrangements for executives and others
*           filed herewith

(a)      CURRENT REPORTS ON FORM 8K DURING THE QUARTER ENDED DECEMBER 31, 1999.

               A Current Report on Form 8-K, dated November 22, 1999, as amended on January 24, 2000 and February 8, 2000, was filed regarding RAVISENT's acquisition of Teknema, Inc.