Form 10-Q
period 2000-03-31
RAVISENT TECHNOLOGIES INC
filed 2000-05-15
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________
                       Commission File number 000-26287

                          RAVISENT Technologies Inc.
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                   23-2763854
             -----------------------------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
                  Incorporation or Organization)

                           One Great Valley Parkway
                          Malvern, Pennsylvania 19355
                          ---------------------------
                   (Address of Principal Executive Offices)
      Registrant's Telephone Number, Including Area Code: (800) 700-0362

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
-------------------------------------------------------

On May 5, 2000, 16,191,022 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                          RAVISENT Technologies Inc.
                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I:  Financial Information

Item 1: Financial Statements
 Consolidated Balance Sheets at March 31, 2000 (unaudited) and
 December 31, 1999                                                                                     3

 Consolidated Statements of Operations for the three months
 ended March 31, 2000  and 1999  (unaudited).                                                          4

 Consolidated Statements of Cash Flows for the three months ended
 March 31, 2000 and 1999  (unaudited).                                                                 5

 Notes to Consolidated Financial Statements                                                            6

 Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                        10

 Item 3: Quantitative and Qualitative Disclosures About Market Risk                                   17

Part II:  Other Information

 Item 1: Legal Proceedings                                                                            30

 Item 2: Changes in Securities and Use of Proceeds                                                    31

 Item 3: Defaults upon Senior Securities                                                              32

 Item 4: Submission of matters to a vote of security holders                                          32

 Item 5: Other matters                                                                                32

 Item 6: Exhibits and Reports on Form 8-K                                                             32


ITEM 1: FINANCIAL STATEMENTS

                          RAVISENT TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               MARCH 31,     DECEMBER 31,
                                                                                          -------------------------------
                                                                                                  2000           1999
                                                                                          -------------------------------
                                                                                             (UNAUDITED)
                                    ASSETS
Current assets:
        Cash and cash equivalents.........................................................        $ 40,502      $ 48,251
        Short-term investments............................................................           1,032         1,018
        Accounts receivable, net of allowance for doubtful accounts of $ 319 in 2000 and
        $ 265 in 1999.....................................................................          16,108         15,597
        Inventory, net....................................................................           2,347          1,323
        Prepaid expenses..................................................................           1,093          1,085
        Loan receivable-officer...........................................................             348            340
        Other current assets..............................................................             220            216
                                                                                                  --------       --------
          Total current assets............................................................          61,650         67,830

Furniture and equipment, net..............................................................           1,762          1,598
Goodwill and other intangibles, net of accumulated amortization of  $3,415 in 2000 and
        $ 2,190 in 1999...................................................................          18,119         19,357
Loan receivable--officer..................................................................             261            138
Restricted cash...........................................................................             525            525
Other assets..............................................................................             312            300
                                                                                                  --------       --------
          Total assets....................................................................        $ 82,629       $ 89,748
                                                                                                  ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable..................................................................        $  3,989       $  5,743
        Deferred revenue..................................................................           4,148          4,332
        Accrued expenses and other........................................................           3,407          3,672
        Other current liabilities.........................................................             642            539
        Current installments of obligations under capital leases..........................              38             40
                                                                                                  --------       --------
          Total current liabilities.......................................................          12,224         14,326

Deferred revenue, less current portion....................................................             327            327
Other long-term liabilities...............................................................              83            472
Obligations under capital leases, excluding current installments..........................              29             38
                                                                                                  --------       --------
          Total liabilities...............................................................          12,663         15,163
                                                                                                  --------       --------

Commitments and contingencies (note 10)

Stockholders' equity :
        Preferred stock , $.001 par value; 5,000,000 shares authorized, none issued or outstanding....................................................................

        Common stock, $.001 par value; 50,000,000 shares authorized;
        16,348,883 and 16,052,866
        shares issued in 2000 and 1999 respectively.......................................              16             16
        Additional paid-in capital........................................................         110,257        109,460
        Deferred stock compensation.......................................................          (1,543)        (1,678)
        Accumulated deficit...............................................................         (37,450)       (31,913)
        Accumulated other comprehensive income............................................             (94)           (80)
        Note receivable...................................................................            (500)          (500)
        Treasury stock at cost, 200,000 shares in 2000 and 1999...........................            (720)          (720)
                                                                                                  --------       --------
          Total stockholders' equity......................................................          69,966         74,585
                                                                                                  --------       --------
          Total liabilities and stockholders' equity......................................        $ 82,629       $ 89,748
                                                                                                  ========       ========

         See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                        --------------  -------------
                                                             2000            1999
                                                        -------------   -------------
                                                          (unaudited)     (unaudited)
Revenues:
        License and services  .........................   $     2,921      $    2,290
        Hardware  .....................................         2,789           8,522
                                                          -----------      ----------
          Total revenues  .............................         5,710          10,812
Cost of revenues:
        License and services  .........................         1,129             135
        Hardware  .....................................         2,514           7,264
                                                          -----------      ----------
          Total cost of revenues  .....................         3,643           7,399
                                                          -----------      ----------

          Gross profit  ...............................         2,067           3,413

Research and development  .............................         2,143           1,394
Sales and marketing  ..................................         1,882           1,062
General and administrative  ...........................         2,343             837
Depreciation and amortization  ........................         1,356             314
Compensation related to stock options  ................           481              71
                                                          -----------      ----------
          Operating loss  .............................        (6,138)           (265)
Other (income) expense:
        Interest (income) expense, net  ...............          (616)             45
                                                          -----------      ----------

Net loss before income taxes  .........................        (5,522)           (310)
        Provision for income taxes.....................            15              --
                                                          -----------      ----------
Net loss...............................................        (5,537)           (310)

Accretion of discount on mandatory redeemable
  preferred stock  ....................................            --             283
                                                          -----------      ----------


Net loss attributable to common stockholders  .........   $    (5,537)     $     (593)
                                                          ===========      ==========

Basic and diluted net loss per common share  ..........        $(0.34)         $(0.18)
                                                          ===========      ==========

Weighted average shares outstanding used in per
common share calculation (basic and diluted)  .........    16,068,969       3,320,851
                                                          ===========      ===========



          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                      Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                      2000                  1999
                                                                                  ------------          ------------
                                                                                   (unaudited)           (unaudited)
Cash flows from operating activities:
        Net loss...............................................................      $(5,537)             $  (310)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization........................................        1,356                  314
          Non-cash compensation and other expenses.............................          481                   74

            Changes in items affecting operations:
              Accounts receivable...............................................        (420)               6,225
              Inventory.........................................................      (1,024)              (2,487)
              Prepaid expenses and other assets.................................         (24)                 (37)
              Loan receivable-officer...........................................        (131)                  --
              Accounts payable..................................................      (1,754)              (2,661)
              Deferred revenue..................................................        (184)                  --
              Other liabilities.................................................         103                   --
              Accrued expenses..................................................          16                 (253)
                                                                                     -------              -------
Net cash (used in) provided by operating activities............................       (7,118)                 865
                                                                                     -------              -------

Cash flows from investing activities:
        Capital expenditures...................................................         (294)                 (78)
        Proceeds from sale of furniture and equipment..........................           12                   86
        Investment in short-term investment....................................          (14)                  --
                                                                                     -------              -------
Net cash (used in) provided by investing activities............................         (296)                   8
                                                                                     -------              -------

Cash flows from financing activities:
        Repayments under capital lease obligations.............................          (11)                  (3)
        Net proceeds from exercise of stock options and warrants...............           79                   --
        Net borrowings under bank line of credit...............................           --                1,252
        Repayments under other liabilities.....................................         (389)                (950)
                                                                                     -------              -------
Net cash provided by financing activities......................................         (321)                 299
                                                                                     -------              -------

Effect of exchange rate changes on cash and cash equivalents...................          (14)                 (21)
                                                                                     -------              -------

Net (decrease) increase in cash and cash equivalents...........................       (7,749)               1,151
Cash and cash equivalents:
        Beginning of period....................................................       48,251                1,024
                                                                                     -------              -------
        End of period..........................................................      $40,502              $ 2,175
                                                                                     =======              =======
Supplemental disclosure of cash flow information:
        Cash paid during the quarter for:
          Interest.............................................................      $    10              $    62
        Non-cash investing and financing activities:
          Equipment acquired under capital lease obligations...................           --                   --
          Amortization of deferred stock compensation..........................          135                   71
          Compensation related to stock options................................          346                   --



          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


(Information with repect to March 31, 2000 and 1999 is unaudited)

(1)   Summary of Significant Accounting Policies

     (a) Description of Business

     RAVISENT Technologies Inc., ("the Company") designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems and consumer electronic devices. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and consumer electronics platforms. The Company's customers consist principally of personal computer and consumer electronics manufacturers. In November of 1999, the Company acquired Teknema Inc., which will expand its product offerings to the Internet appliance market.

     During 1999 and 1998 the Company's revenue was substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling a hardware-based digital video solution to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers. This licensing strategy will be continued in 2000 for the Internet appliance market as well.

     The Company was incorporated in Pennsylvania in April 1994 as Quadrant International, Inc. In April 1999, the Company changed its name to Divicore Inc. In July 1999, the Company reincorporated in Delaware as RAVISENT Technologies Inc.

     The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company plans on investing heavily in product development, and sales and marketing, and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or
sustain profitability in the short or long term.   However, management believes
that the current cash and cash equivalent amounts will be adequate to meet our cash needs for at least the next twelve months.

     (b) Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


     (c) Unaudited Interim Financial Statements

     The interim consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1999.


     (d) Recent Accounting Pronouncements

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.


     (e) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(2)   COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):


                                                 Three months ended March 31,
                                                 ----------------------------

                                                     2000              1999
                                                  ---------         ---------
  Net loss......................................    $(5,537)          $(310)
  Foreign currency translation adjustment.......        (14)            (21)
                                                  ---------------------------
      Comprehensive loss.........................   $(5,551)          $(331)
                                                  =========          ========




(3)   RESTRICTED CASH

  On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the
settlement of a complaint by a former supplier.   The Company has classified
these funds as restricted cash on March 31, 2000.

(4)   ACQUISITIONS

     In November 1999, the Company acquired all of the outstanding capital stock of Teknema, Inc. ("Teknema"), a company located in Palo Alto, California involved in the development of products for the emerging market in information appliances.

     The Company paid $2.5 million in cash, issued 266,169 shares of the Company's common stock and options to acquire 537,582 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition, the Company loaned Teknema $1 million with an annual interest rate of 10%. On the date of the closing of the transaction, the Company paid certain employees of Teknema for joining the company sign-on bonuses totaling $1,280,000. The bonuses are recorded in general and administrative expense in the Company's December 31, 1999 financial statements.

     The acquisition of Teknema was recorded under the purchase method of accounting. The results of operations of Teknema have been included in the Company's consolidated financial statements from November 8, 1999. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of approximately $1.9 million to the Company's operations in November 1999. At the date of acquisition, Teknema had three development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The three development projects ranged in percentage of completion at the date of acquisition from 15% to 50%.

     The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over four years.


(5) LOAN RECEIVABLE--OFFICERS


     On January 27, 2000 the Company loaned an officer of the Company $160,000. The term of the loan is for seven months and bears an interest rate of 5%. The note is secured by all options to purchase common stock granted to the officer. The loan is due immediately upon the termination of the officer's employment from the Company for any reason.

     See the Company's Form 10-K filed on March 31, 2000 for additional discussion on Officer's loans.


(6)  COMMITMENTS AND CONTINGENCIES

     On May 25, 1999, a complaint was filed against the Company in the Superior Court of California, Santa Clara County, by a former supplier, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The complaint was removed to federal court and, on September 23, 1999 the Company filed a counterclaim against the supplier for the damages we incurred as a result of the supplier's failure to timely ship the Company non-defective parts. The Company's counterclaim seeks damages of approximately $2.7 million.

     On November 4, 1999, a complaint was filed against the Company in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow a former supplier to purchase an undetermined number of shares of the Company's common stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. The Company disputes the claim as being wholly without merit. To that end, on December 14, 1999, the Company filed a Motion to Dismiss, which was denied on January 13,
2000.   The Company plans to vigorously defend its position.   Currently, the
litigation is proceeding through the discovery phase.

     In the opinion of management, the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations, or cash flows; however, this litigation may be costly, may distract management's attention and may be significantly time consuming.

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

        . Burdue v. RAVISENT Technologies Inc., et al., Civil Action No., 00-CV-1371, dated March 15, 2000, purported class period: July 15, 1999 to March 14, 2000;

        . Fink v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1014, dated February 25, 2000, purported class period: July 15, 1999 to February 17, 2000;

        . Raley v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1280, dated March 9, 2000, purported class period: July 15, 1999 to February 17, 2000; and

        . Schaefer v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1189, dated March 6, 2000, purported class period: July 15, 1999 to February 17, 2000,

     were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seek unspecified damages on behalf of a purported class of purchasers of our stock during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, or achievements expressed or implied by such forward-looking statements. These factors, as discussed below, see Risk Factors, and in our Annual Report on Form 10K filed on March 31, 2000, include, but are not limited to, the competitive environment in the personal computer, consumer electronics and Internet appliance industries in general and our specific market areas; changes in prevailing interest rates and the availability of terms of financing to fund the anticipated growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in or failure to comply with foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward- looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.


Overview

We design, develop, license and market innovative modular software solutions that enable digital video and audio stream management in personal computer systems, consumer electronics devices, and Internet appliances. We also license supporting hardware designs to selected customers and provide customization services and customer support. Our solution enables decoding and encoding multimedia formats such as DVD, DBS/DVB and HDTV on existing personal computer and consumer electronics platforms. Our digital solutions incorporate industry standards for video and audio compression and are independent of operating systems and silicon components.

Our customers consist primarily of personal computer, consumer electronics, and Internet appliances manufacturers. In addition, we supply our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. We anticipate that an increasing percentage of revenues will be derived from consumer electronics, Internet appliances and semiconductor manufacturers. Approximately $2.9 million or 51% of our first quarter 2000 revenues were from license and services. Revenues from personal computer and peripheral manufacturers were derived from Software CineMaster 98
and 99  products and Hardware CineMaster product.   We  released the successor
product to Software CineMaster 98 during the third quarter of 1999. This product, Software CineMaster 99, has enhanced features and functionality which enable our OEM customers to offer competitive products. In March 2000, we introduced CineMaster 2000, which included an encoder component. License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenue consist of engineering fees from consumer electronics, personal computer, Internet appliances, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis.

By entering into manufacturing and license agreements with third parties under which we will no longer manufacture Hardware CineMaster 98, we have begun to transform our business model from a hardware revenue base to a license revenue base. Once the transition to a licensing business model is completed, we will receive a per unit license fee on all future sales of Hardware CineMaster 98 and future versions of the CineMaster product. In the future, we expect that most of our revenues will be derived from licenses of our software and hardware designs. As a result of this change, we may recognize lower revenues in 2000 than in 1999, which we expect to be accompanied by a decrease in our cost of revenues.


Currently, our revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers and Internet appliances, have represented most of our total revenues in the past but are expected to be nominal in the future. During the quarter ended March 31, 2000, hardware revenues included sales of Hardware CineMaster 98 products, Internet appliances and hardware components sold to semiconductor manufacturers for the production of consumer electronics products. In the quarter ended March 31, 2000, revenue generated by the sale of our CineMaster 98 products and hardware components was approximately $2.8 million.

License revenues consist of fees paid on a per unit basis each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Service revenues consist of engineering fees from consumer electronics, personal computer, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered, and collectibility is probable.

The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenue. In cases where a license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence of fair value cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

In April 1999, we completed a financing in which it issued convertible securities to an affiliate of Intel of $4.7 million and entered into a license agreement covering certain Intel technology.

In November 1999, we acquired Teknema, Inc. ("Teknema"), an Internet technology company dedicated to developing software and hardware designs, for an aggregate of approximately $16 million in cash, stock and stock options. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $16.2 million recorded in the acquisition are being amortized over a period of four years. Teknema sells Internet appliance software and hardware technology through intellectual property licenses and agreements with Internet service providers. They recently entered into an agreement with Met@box under which this company will market Internet appliances containing our technology to its customers

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999. The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:



                             Ravisent Technologies
                   Consolidated Statement of Operations Data

                                  (unaudited)
                                (in thousands)
                     Quarter Ended March 31, 2000 and 1999

                                                                                         2000                    1999
                                                                                              Percent                  Percent
                                                                                   Amount    of Revenue    Amount    of Revenue
                                                                                   -------   ----------    -------   ----------
Revenues:
 License and services............................................................  $ 2,921         51.2%   $ 2,290         21.2%
 Hardware........................................................................    2,789         48.8%     8,522         78.8%
                                                                                   -------                 -------        -----

   Total revenues................................................................    5,710        100.0%    10,812        100.0%
Cost of revenues.................................................................    3,643         63.8%     7,399         68.4%
                                                                                   -------       ------    -------        -----

   Gross profit..................................................................    2,067         36.2%     3,413         31.6%

Research and
 development.....................................................................    2,143         37.6%     1,394         13.6%
Sales and marketing..............................................................    1,882         33.0%     1,062          9.8%
General and
 administrative..................................................................    2,343         41.0%       837          7.7%
Depreciation and amortization....................................................    1,356         23.7%       314          2.9%
Amortization of deferred stock compensation......................................      481          8.4%        71           --
                                                                                   -------       ------    -------        -----
Total operating
    expenses.....................................................................    8,205        143.7%     3,678         34.0%
                                                                                   -------       ------    -------        -----

Operating  loss..................................................................   (6,138)      (107.5%)     (265)        (2.4%)
Interest (income) expense, net.................................................       (616)        10.8%        45           .4%
                                                                                   -------       ------    -------        -----

Net loss before income
 taxes...........................................................................   (5,522)       (96.7%)     (310)        (2.8%)

Provision for income
 taxes...........................................................................       15          0.3%        --           --
                                                                                   -------       ------    -------        -----

Net loss before
 accretion.......................................................................   (5,537)       (97.0%)     (310)        (2.8%)
                                                                                   -------                 -------        -----

Accretion of mandatory
  redeemable preferred
   stock.........................................................................       --           --        283          2.6%
                                                                                   -------       ------    -------        -----

Net loss
  attributable to
  common stockholders............................................................  $(5,537)       (97.0%)  $  (593)        (5.5%)
                                                                                   =======                 =======        =====


Revenues. Total revenues decreased 47% from $10.8 million for the quarter ended March 31, 1999 to $5.7 million for the quarter ended March 31, 2000 . License and services revenue increased 28% to $2.9 million for the quarter ended March 31, 2000 , due primarily to growth in license fees associated with our Software CineMaster 98 and 99 and increased customization services related to our consumer electronics business. Hardware revenues decreased 67% from $8.5 million for the quarter ended March 31, 1999 to $2.8 million for the quarter ended March 31, 2000, the decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than selling finished goods and components and recording hardware revenue.

Our revenues are concentrated among a few customers. In the quarter ended March 31, 2000 , two customers accounted for 27% and 15% of our revenues. While we believe that the number of customers incorporating its technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

We sell our products directly to personal computer, consumer electronics, and Internet appliances manufacturers in North America, Europe, South America and the Pacific Rim. In the first quarter of 2000 companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, costs associated with shipment of Software CineMaster 98, CineMaster 99 and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 51% from $7.4 million for the quarter ended March 31, 1999 to $3.6 million for the quarter ended March 31, 2000. The decrease in cost of revenues was primarily due to lower hardware revenue.

Gross Profit. Gross profit decreased from $3.4 million for the quarter ended March 31, 1999 to $2.1 million for the quarter ended March 31, 2000, primarily due to lower hardware revenues. For the quarter ended March 31, 2000, 51% of total revenue was derived from license and services revenues, in comparison to 21% for the comparable quarter in 1999. The gross profits percentage for license and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit increased from 32% for the quarter ended March 31, 1999 to 36% for the quarter ended March 31, 2000, primarily as a result of a higher proportion of license revenues associated with our transition to a business model based on licensing its technology rather than direct sales of hardware products.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 46%, from $1.5 million for the quarter ended March 31, 1999, to $2.1 million for the quarter ended March 31, 2000. As a percentage of total revenues, research and development expenses increased from 14% to 38%. The increase in research and development expenses in absolute dollars was due primarily to increased headcount. The increase in research and development expenses as a percentage of total revenues resulted primarily from our lower quarterly revenue. We expect research and development expenses to continue to increase in absolute dollars through 2000 compared to 1999 as we add additional engineering staff to expand its product line.


Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 77% from $1.1 million for the quarter ended March 31, 1999 to $1.9 million for the quarter ended March 31, 2000 As a percentage of total revenues, sales and marketing expenses increased from 10% to 33% . The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States. The increase in sales and marketing expenses as a percentage of total revenues resulted primarily from our lower quarterly revenue, we expect sales and marketing expenses to increase in absolute dollars through 2000 as compared to 1999.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 180% from $0.8 million for the quarter ended March 31, 1999 to $2.3 million for the quarter ended March 31, 2000. As a percentage of total revenues, general and administrative expenses increased
from 8% to 41%.   In absolute dollars, the general and administrative increase was due to additional employees needed for added infrastructure since going public. Additionally, higher legal and accounting expenses were incurred in connection with work associated with a potential acquisition and additional activities in connection with our year end audit. General and administrative expenses increased as a percentage of total revenues primarily due to our lower quarterly revenue. We expect general and administrative expenses to increase in absolute dollars through 2000 compared to 1999 as it continues to build the necessary infrastructure to support its business operations and incurs greater legal and accounting expenses as a public company.

Amortization of Goodwill.   We recorded amortization and depreciation  of $1.4
million for the quarter ended March 31, 2000 , compared to $0.3 million for the quarter ended March 31, 1999.

The increase primarily relates to the goodwill recorded as part of the Teknema acquisition. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. In March 2000, we recorded $0.1 million of amortization of deferred stock compensation in connection with stock options
granted in 1999.   We have been amortizing these amounts as non-cash
compensation expense over the four-year vesting period of the options. Additionally, we recorded a one-time charge for stock compensation of $0.3 million to a former employee.





ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In November 1999, RAVISENT completed the acquisition of Teknema, a company located in Palo Alto, California and dedicated to developing software and solutions for the emerging market for information appliances. The purchase price included $2.5 million in cash, 266,169 shares of RAVISENT common stock and 537,582 options to acquire common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million.

     The acquisition of Teknema was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of $1.9 million to our operations in December 1999. The in-process research and development technology was valued using a combination of the Income Approach, Projected Earnings Approach calculating EBIT as well as after-tax earnings from technology and a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

     The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $ 16.2 million has been recorded as goodwill and other intangible assets. This amount is being amortized on a straight-line basis over four years.

     As of the acquisition date, Teknema was conducting ongoing research and development into new products in the form of three projects, including enhancements to the existing products previously developed by Teknema. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The three research and development projects included:

     Advance Set-Top Box/Technology. This product was a customized television set-top box which incorporated an easy-to-use Web browser and electronic mail ("e-mail") consumer application. This product was enhanced with secure transaction, smartcard application and JavaScript capabilities, as well as V.90 modem and broadband capabilities. Subsequent enhancements included an Internet integration platform, scripting and graphic capabilities of an embedded Web browser. At the time of acquisition, the primary development efforts were focused on developing a full-featured advanced set-top box (and associated technology that can be licensed to third parties) that will be a complete redesign of an existing Teknema product using a new operating system, a new, faster processor and adding multimedia capabilities. Some of the development efforts include developing or utilizing:

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


   In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million will be paid during 1999, and $1.4 million will be paid in equal installments at the end of each of the next three fiscal years, issued 1,204,820 shares of RAVISENT common stock valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods have been discounted.

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


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including its initial public offering which was completed July 16, 1999. As of March 31, 2000 we had approximately $40.5 million in cash and cash equivalents.

     Net cash used in operating activities for the quarter ended March 31, 2000 was $7.1 million, compared to cash provided by operating activities of $0.9 million for the quarter ended March 31,1999. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including non-cash compensation expense.

     Net cash used in investing activities for the quarter ended March 31, 2000 was $0.3 million, compared to cash provided by investing activities of $8 thousand for the quarter ended March 31,1999. Cash used in investing activities for the quarter ended March 31, 2000 consisted primarily of net purchases of furniture and equipment. Cash provided by investing activities for the quarter ended March 31, 1999 consisted mainly of net sales of furniture and equipment to a leasing agent.

     Net cash used in financing activities for the quarter ended March 31, 2000 was $0.3 million, compared to cash provided by financing activities of $0.3 million for the quarter ended March 31, 1999. Cash used in financing activities for the quarter ended March 31, 2000 was primarily attributable to payments to the former principals of Viona. Cash provided by financing activities for the quarter ended March 31, 1999 was primarily attributable to proceeds from borrowings under a bank line of credit.

     As of March 31, 2000, our principal commitments consisted of obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 15% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. In addition, we have approximately $0.5 million at March 31, 2000 of payments due to the former owners of Viona. This amount is payable during the fourth quarter of 2000.

     As of March 31, 2000, we had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable and inventory, as defined in the credit agreement, and bears interest at a rate of prime plus 1.5 % per annum (10.5% at March 31, 2000).

     At March 31, 2000 no borrowings against this line of credit were outstanding and $2.8 million was available under the line of credit. This line of credit expires in July 2000. Silicon Valley Bank has senior security interest in substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement. On March 31, 2000 the Company was in compliance with it's debt covenants.

     We believe that our current cash, cash equivalents balance and cash anticipated to be provided by operations, if any, together with borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next twelve months.


ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business and the value of our shares is subject to numerous risks. Some of these risks are described above and certain additional risks are described below:


RISKS RELATED TO RAVISENT

WE HAVE A LIMITED OPERATING HISTORY AND OUR HISTORICAL FINANCIAL INFORMATION IS OF LIMITED VALUE IN PROJECTING OUR FUTURE OPERATING RESULTS OR EVALUATING OUR OPERATING HISTORY

     As a result of our relatively brief operating history, we believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition at some point in the future, fluctuations in our operating results may cause us to perform below the expectations of public market analysts and investors. If our results were to fall below market expectations, the price of our common stock may fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter as we attempt to establish our products in the market.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABLITIY IN THE FUTURE

     We had a net operating loss of $5.5 million for the quarter ended March 31, 2000. To date, we have not achieved profitability on an annual basis, and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. We expect to significantly increase our sales and marketing, product development, engineering and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability.

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

OUR BUSINESS SIGNIFICANTLY DEPENDS UPON OUR CINEMASTER PRODUCTS, AND IT IS UNCERTAIN WHETHER THE MARKET WILL CONTINUE TO ACCEPT THESE PRODUCTS

     In the quarter ended March 31, 2000, we derived approximately 87% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

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

     We rely on strategic relationships, such as those with ATI Technologies Inc., Cirrus Logic, Dolby Laboratories, Intel Corporation and STMicroelectronics, Inc. to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. Through our interaction with our strategic partners, we gain valuable insights on evolving industry standards and trends. For example, we may be able to learn about future product lines in advance so that we can more efficiently design products that our customers find valuable. However, we do not have written agreements with any of our strategic partners that can ensure these relationships will continue for a significant period of time. All of our agreements with these partners are informal, and may be terminated by them at any time. The loss of any one of these relationships could harm our business

DELAYS IN PROVIDING OUR PRODUCTS TO OUR CUSTOMERS MAY AFFECT HOW MUCH BUSINESS WE RECEIVE

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

     We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have three pending trademark applications for the marks ''RAVISENT,'' ''RAVISENT Technologies'' and the RAVISENT logo. We also have an issued U.S. trademark for the mark ''CineMaster.'' None of our trademarks are yet registered outside of the United States. Moreover, despite any precautions which we have taken:

     . laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

     . other companies may claim common law trademark rights based upon state or foreign law which precede our federal registration of such marks;

     . current federal laws that prohibit software copying provide only limited protection from software ''pirates,'' and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

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

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

     Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On March 31, 2000, we had a total of 157 employees compared to a total of 106 employees on March 31, 1999. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES, WHICH WOULD IMPAIR OUR ABILITY TO GROW

     We intend to hire a significant number of additional sales, support, marketing, engineering and product management personnel in 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we have significant operations in Palo Alto, California. We have in the past and expect in the future to face difficulties locating qualified personnel in these locations. We have had, and expect to continue having greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company

WE MAY ENCOUNTER SIGNIFICANT DIFFICULTIES IN INTEGRATING OUR NEWEST SUBSIDIARIES THAT COULD RESULT IN UNEXPECTED FUTURE EXPENSES AND DIFFICULTIES IN FINANCIAL REPORTING

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

     In the quarter ended March 31, 2000, we derived approximately 64% of our revenues, from shipments to foreign subsidiaries of U.S. companies, and we expect to derive an increasing amount of our revenue from sales outside North America. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business on an international basis, including, among others:

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

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER OUR FUTURE DIRECTION

     Executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately twenty-five percent (25%) of our outstanding common stock . These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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


RISKS RELATED TO OUR INDUSTRY

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

     Our success currently depends upon continued demand for digital entertainment products in the personal computer, consumer electronics and Internet appliance markets. All of our revenues the quarter ended March 31, 2000 resulted from sales of digital entertainment products. In addition to the risks inherent in the personal computer, consumer electronics and Internet appliance industries, the market for digital entertainment products also contains risk and uncertainties, including:

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

COMPETITION IN OUR MARKETS IS LIKELY TO CONTINUE TO INCREASE AND COULD HARM OUR BUSINESS

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), Zoran Corporation and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc., Intervideo Inc. and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

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

YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS TO OUR BUSINESS AND COULD HARM
SALES

     Neither our Hardware CineMaster nor our Software CineMaster products make use of calendar clocks in any way; nor do the products of our newly acquired subsidiary, Teknema, Inc. However, our products are incorporated into software and hardware of personal computer, consumer electronics, computer peripheral and semiconductor manufacturers, some of which may make use of calendar clocks and may therefore experience Year 2000 failures. Although, as of May 11, 2000, we have not received notice of any Year 2000 failure, we cannot assure you that third-party software and hardware that is incorporated into our information systems will not need to be revised or replaced as well. If we were required to replace these third-party products, our business could be harmed. In addition, we performed operational tests on our products as incorporated into those of our customers and these tests did not result in Year 2000 failures. Nonetheless, these tests may not be completely accurate and Year 2000 failures may occur. If our customers' hardware or software were to suffer Year 2000 failures, such failures might cause our products to fail as well. Changes required to respond to Year 2000 failures caused by interoperability issues could be expensive and time consuming and lead to lost revenues, breach of contract claims, higher operating costs, loss of customers and other business interruptions, any of which could harm our business.

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



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS



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

        . Burdue v. RAVISENT Technologies Inc., et al., Civil Action No., 00-CV-1371, dated March 15, 2000, purported class period: July 15, 1999 to March 14, 2000;

        . Fink v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1014, dated February 25, 2000, purported class period: July 15, 1999 to February 17, 2000;

        . Raley v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1280, dated March 9, 2000, purported class period: July 15, 1999 to February 17, 2000; and

        . Schaefer v. RAVISENT Technologies, Inc., et al., Civil Action No. 00-CV-1189, dated March 6, 2000, purported class period: July 15, 1999 to February 17, 2000,

     were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seek unspecified damages on behalf of a purported class of purchasers of our stock during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.


     From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)                       CHANGES IN SECURITIES: NONE


(b)                               DIVIDENDS:

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.


(c)                             USE OF PROCEEDS

   On July 15, 1999 the Company's Registration Statement on Form S-1 covering the Offering of 5,750,000 shares of the Company's Common Stock, Commission file number 333-77269 was declared effective.

From the effective date the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was incurred as follows:

    Underwriting discounts and commissions    $4,830,000
    Finders Fees                                      --
    Expenses paid to or for underwriters              --
    Other expenses                            $2,748,000
                                              ----------

    Total Expenses                            $7,578,000
                                              ==========


All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

The net proceeds of the Offering to the Company (after deducting the foregoing expenses) were $61,422,000. From the effective date of the Registration Statement to March 31, 2000, the net proceeds have been used for the following purposes:

    Construction of plant, building and facilities        15,000
    Purchase and installation of furniture
     and equipment                                       168,242
    Acquisition of other business (including
     transaction costs)                                4,430,060
    Working Capital                                   14,292,815
    Temporary investments, including cash
     and cash equivalents                             40,502,000
    Other purposes (for which at least $100,000
     has been used), including:
         Investments, including debt instruments
         of the United States Government and its
         agencies and in high quality corporate
         Issuers.

                                                       2,013,883
                                                       ---------

                                                     $61,422,000
                                                     ===========


All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of the company's common stock; or (iii) affiliates of the Company.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6A:  EXHIBITS

          NUMBER                          DESCRIPTION OF DOCUMENT
          ------                          -----------------------
           27.1                           Financial data schedule

ITEM 6B:  REPORTS ON FORM 8K

           The following reports were filed on Form 8K during this period:

           On January 24, 2000 the Company filed a Form 8K-A for the acquisition of Teknema. This report contained audited financial statements for Teknema for the period December 31, 1998 and September 30, 1999.

           On February 8, 2000 the Company filed an amendment to the Form 8K-A for the acquisition of Teknema. This report contained audited financial statements for Teknema for the period December 31, 1998 and September 30, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 2000         RAVISENT TECHNOLOGIES INC.


            /s/ Jason C. Liu
                --------------------------
                Jason C. Liu
                Chief Financial Officer