Form 10-Q/A
period 2000-03-31
RAVISENT TECHNOLOGIES INC
filed 2000-05-17
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

Purpose of Amendment:

RAVISENT Technologies Inc. files this Amendment No. 1 to the Quarterly Report, Form 10-Q, in order to include the Exhibit 10.31, Commercial Lease, omitted inadvertently in the original filing of the Quarterly Report, Form 10-Q on May 15, 2000.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 16, 2000         RAVISENT TECHNOLOGIES INC.


            /s/ Jason C. Liu
                --------------------------
                Jason C. Liu
                Chief Financial Officer