Form 10-Q
period 2000-06-30
RAVISENT TECHNOLOGIES INC
filed 2000-08-14
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      For the Quarter Ended June 30, 2000

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________
                       Commission File number 000-26287

                          RAVISENT Technologies Inc.
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                   23-2763854
             -----------------------------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)
                           205 Great Valley Parkway
                          Malvern, Pennsylvania 19355

                   (Address of Principal Executive Offices)
      Registrant's Telephone Number, Including Area Code: (800) 700-0362

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
--------------------------------------------- --- -- ---

On August 8, 2000, 16,731,952 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                          RAVISENT Technologies Inc.
                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 2000

                                     INDEX


                                                                        Page
                                                                        ----
Part I: Financial Information

Item 1: Financial Statements

Consolidated Balance Sheets at June 30, 2000 (unaudited) and              3
December 31, 1999

Consolidated Statements of Operations for the quarters                    4
ended June 30, 2000 and 1999, as restated (unaudited)

Consolidated Statements of Operations for the six months
ended June 30, 2000 and 1999, as restated (unaudited)                     5

Consolidated Statements of Cash Flows for the six months ended
June 30, 2000 and 1999, as restated (unaudited)                           6

Notes to Consolidated Financial Statements                                7

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13

Item 3: Quantitative and Qualitative Disclosures About
        Market Risk                                                      23

Part II:Other Information

Item 1: Legal Proceedings                                                37

Item 2: Changes in Securities and Use of Proceeds                        38

Item 3: Defaults upon Senior Securities                                  39

Item 4: Submission of matters to a vote of security holders              39

Item 5: Other information                                                39

Item 6: Exhibits and Reports on Form 8-K                                 40

ITEM 1: FINANCIAL STATEMENTS

                          RAVISENT TECHNOLOGIES INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                         -----------  -------------
                                                                                             2000           1999
                                                                                           --------       --------
                                                                                         (UNAUDITED)
                              ASSETS
Current assets:
 Cash and cash equivalents.............................................................    $ 37,938       $ 48,251
 Short-term investments................................................................       1,044          1,018
 Accounts receivable, net of allowance for doubtful accounts of $ 409 in 2000 and
 $ 319 in 1999.........................................................................      13,923         15,597
 Inventory, net........................................................................       2,540          1,323
 Prepaid expenses......................................................................       6,508          1,085
 Loan receivable-officer...............................................................         337            340
 Other current assets..................................................................       3,640            216
                                                                                           --------       --------
  Total current assets.................................................................      65,930         67,830

Furniture and equipment, net...........................................................       2,951          1,598
Goodwill and other intangibles, net of accumulated amortization of $4,652 in 2000 and
 $ 2,190 in 1999.......................................................................      16,882         19,357
Loan receivable--officer...............................................................          64            138
Restricted cash........................................................................           -            525
Other assets...........................................................................         312            300
                                                                                           --------       --------
  Total assets.........................................................................    $ 86,139       $ 89,748
                                                                                           ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................................................    $  8,441       $  5,743
 Deferred revenue......................................................................       3,643          4,332
 Accrued expenses and other............................................................       4,144          3,672
 Other current liabilities.............................................................         451            539
 Current installments of obligations under capital leases..............................          39             40
                                                                                           --------       --------
  Total current liabilities............................................................      16,718         14,326

Deferred revenue, less current portion.................................................         327            327
Other long-term liabilities............................................................          31            472
Obligations under capital leases, excluding current installments.......................          18             38
                                                                                           --------       --------
  Total liabilities....................................................................      17,094         15,163
                                                                                           --------       --------
Commitments and contingencies (note 5)

Stockholders' equity:
 Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued
 or outstanding........................................................................           -              -

 Common stock, $.001 par value; 50,000,000 shares authorized;
 16,796,180 and 16,052,866 shares issued in 2000 and 1999 respectively.................          17             16
 Additional paid-in capital............................................................     116,813        109,460
 Deferred stock compensation...........................................................      (1,997)        (1,678)
 Accumulated deficit...................................................................     (44,971)       (31,913)
 Accumulated other comprehensive income................................................         (97)           (80)
 Note receivable.......................................................................           -           (500)
 Treasury stock at cost, 200,000 shares in 2000 and 1999...............................        (720)          (720)
                                                                                           --------       --------
  Total stockholders' equity...........................................................      69,045         74,585
                                                                                           --------       --------
  Total liabilities and stockholders' equity...........................................    $ 86,139       $ 89,748
                                                                                           ========       ========

     See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   QUARTER ENDED JUNE 30,
                                                   ----------------------
                                                       2000        1999
                                                              (as restated)
                                                      -------     -------
                                                   (unaudited)  (unaudited)
Revenues:
  License and services...........................     $ 3,299      $ 3,238
  Hardware.......................................       1,547        4,441
                                                      -------      -------
   Total revenues................................       4,846        7,679

Cost of revenues:
  License and services...........................         985          671
  Hardware.......................................       1,356        3,966
                                                      -------      -------
   Total cost of revenues........................       2,341        4,637
                                                      -------      -------

   Gross profit..................................       2,505        3,042

Research and development.........................       2,970        1,443
Sales and marketing..............................       2,602        1,066
General and administrative.......................       3,367        1,146
Depreciation and amortization....................       1,385          372
Compensation related to stock options............         279          100
                                                      -------      -------
   Operating loss................................      (8,098)      (1,085)
Other (income) expense:
  Interest (income) expense, net.................        (598)          65
                                                      -------      -------

Net loss before income taxes.....................      (7,500)      (1,150)
  Provision for income taxes.....................          23           --
                                                      -------      -------
Net loss.........................................      (7,523)      (1,150)

Accretion of discount on mandatory redeemable
 preferred stock.................................          --          283
                                                      -------      -------

Net loss attributable to common stockholders.....     $(7,523)     $(1,433)
                                                      =======      =======
Basic and diluted net loss per common share......      $(0.46)      $(0.43)
                                                      =======      =======

Weighted average shares outstanding used in per
  common share calculation (basic and diluted)....     16,290        3,331
                                                      =======      =======

     See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                       2000         1999
                                                              (as restated)
                                                     --------      -------
                                                   (unaudited)  (unaudited)
Revenues:
        License and services.....................    $  6,220      $ 5,528
        Hardware.................................       4,336       12,963
                                                     --------      -------
          Total revenues.........................      10,556       18,491

Cost of revenues:
        License and services.....................       2,114          806
        Hardware.................................       3,870       11,230
                                                     --------      -------
          Total cost of revenues.................       5,984       12,036
                                                     --------      -------

          Gross profit...........................       4,572        6,455

Research and development.........................       5,113        2,837
Sales and marketing..............................       4,484        2,128
General and administrative.......................       5,710        1,951
Depreciation and amortization....................       2,741          686
Compensation related to stock options............         760          203
                                                     --------      -------
          Operating loss.........................     (14,236)      (1,350)
Other (income) expense:
        Interest (income) expense, net...........      (1,214)         110
                                                     --------      -------

Net loss before income taxes.....................     (13,022)      (1,460)
        Provision for income taxes...............          38           --
                                                     --------      -------
Net loss.........................................     (13,060)      (1,460)

Accretion of discount on mandatory redeemable
  preferred stock................................          --          566
                                                     --------      -------

Net loss attributable to common stockholders.....    $(13,060)     $(2,026)
                                                     ========      =======

Basic and diluted net loss per common share......      $(0.81)      $(0.61)
                                                     ========      =======
Weighted average shares outstanding used in per
  common share calculation (basic and diluted)...      16,162        3,326
                                                     ========      =======

     See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    2000        1999
                                                                            (as restated)
                                                                  -------      -------
                                                                 (unaudited)  (unaudited)
Cash flows from operating activities:
  Net loss.....................................................    $(13,060)     $(1,460)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization...............................       2,741          686
   Non-cash compensation and other expenses....................         760          203

    Changes in items affecting operations:
     Accounts receivable.......................................       1,765        2,093
     Inventory.................................................      (1,217)        (165)
     Prepaid expenses, other current assets, and other assets..      (2,673)       1,077
     Loan receivable-officer...................................          77            -
     Accounts payable..........................................       2,698       (3,575)
     Deferred revenue..........................................        (689)         855
     Other current liabilities.................................         (88)           -
     Accrued expenses..........................................         753         (789)
                                                                   --------      -------
Net cash used in operating activities..........................      (8,933)      (1,075)
                                                                   --------      -------

Cash flows from investing activities:
  Capital expenditures.........................................      (1,632)        (240)
  Proceeds from sale of furniture and equipment................          12           --
  Investment in short-term investment..........................         (26)          --
                                                                   --------      -------
Net cash used in investing activities..........................      (1,646)        (240)
                                                                   --------      -------

Cash flows from financing activities:
  Repayments under capital lease obligations...................         (21)          (7)
  Note receivable..............................................         500         (500)
  Net proceeds from exercise of stock options and warrants.....         445            -
  Net proceeds from Series B and C preferred stock.............           -        3,536
  Repayments under other liabilities...........................        (441)        (874)
  Legal settlement.............................................        (200)           -
                                                                   --------      -------
Net cash provided by financing activities......................         283        2,155
                                                                   --------      -------

Effect of exchange rate changes on cash and cash equivalents...         (17)         (42)
                                                                   --------      -------

Net (decrease) increase in cash and cash equivalents...........     (10,313)         798
Cash and cash equivalents:
  Beginning of period..........................................      48,251        1,024
                                                                   --------      -------
  End of period................................................    $ 37,938      $ 1,822
                                                                   ========      =======
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for:
   Interest....................................................    $     10      $    62
  Non-cash investing and financing activities:
 Compensation related to stock options and warrants............       6,007           61
  Amortization of deferred stock compensation..................         413          142

     See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMNTS

(Information with respect to June 30, 2000 and 1999 is unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business

     RAVISENT Technologies Inc., ("the Company") designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems and consumer electronic devices. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on personal computers and consumer electronics platforms. The Company's customers consist principally of personal computer and consumer electronics manufacturers. In November of 1999, the Company acquired Teknema Inc., which has expanded our product offerings to the Internet appliance market.

     During 1999 a majority of the Company's revenue was generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling a hardware-based digital video solution to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers, as well as the Internet appliance market.

     The Company was incorporated in Pennsylvania in April 1994 as Quadrant International, Inc. In April 1999, the Company changed its name to Divicore Inc. In July 1999, the Company reincorporated in Delaware as RAVISENT Technologies Inc.

     The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company plans on investing heavily in product development, sales and marketing, and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be adequate to meet the Company's cash needs for at least the next twelve months.

     (b)  Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited Interim Financial Statements

     The interim consolidated financial statements of the Company for the three and six months ended June 30, 2000 and 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1999.

     (d)  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. In March 2000 the SEC issued Staff Accounting Bulleting 101A, Deferral of the Effective Date of SAB 101 ("SAB 101A"). SAB 101 delays the implementation of SAB 101 until calendar quarters beginning April 1, 2000. The implementation of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     (e)  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(2)  BANK LINE OF CREDIT

On June 13, 2000 the Company renewed its loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matures in June 2001 and bears interest at the bank's prime rate (9.5% at June 30, 2000). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with a quarterly tangible net worth covenant, as defined in the loan and security agreement. At June 30, 2000, the Company was in compliance with its debt covenants. There was no amount outstanding under the line of credit at June 30, 2000, and approximately $0.2 million was available under the terms of the line of credit at June 30, 2000. At June 30, 2000, there were no letters of credit outstanding.

(3)  COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):

                                                           Three Months Ended June 30,              Six Months Ended June 30,
                                                        ----------------------------------       --------------------------------
                                                             2000              1999                   2000            1999
                                                            -------            -----                --------          -----
          Net loss                                          $(7,523)         $(1,150)               $(13,060)       $(1,460)
          Foreign currency translation adjustment                (3)             (22)                    (17)           (67)
                                                            -------            -----                --------          -----
          Comprehensive loss                                $(7,526)         $(1,172)               $(13,077)       $(1,527)
                                                            =======            =====                ========          =====

(4)  STOCK OPTIONS AND WARRANTS

     On May 2, 2000 the Company granted 78,500 stock options to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $633,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting periods, ranging from 18 to 24 months. On June 5, 2000 the Company granted 17,500 stock options, with an exercise price of $0.01 per share. The Company has recorded approximately $112,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period of 24 months.

On June 30, 2000 the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to a distributor with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant is fully vested and non-forfeitable on the date of grant, has a two-year term, and contains certain exercise restrictions as described in the warrant agreement. The Company has recorded the estimated fair value of the warrant of $5,661,000 as prepaid expenses and additional paid-in capital and will amortize the estimated value over the shorter of the contract term or the period benefited.

(5)  COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     On May 25, 1999, a complaint was filed against the Company in the Superior Court of California, Santa Clara County, by a former supplier, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The complaint was removed to federal court and, on September 23, 1999 the Company filed a counterclaim against the supplier for the damages the Company incurred as a result of the supplier's failure to timely ship the Company non-defective parts. On June 30, 2000 the parties entered into a confidential settlement agreement and mutual release in full settlement of any claims under the complaint. The amount of the settlement was accrued as of December 31, 1999.

     On November 4, 1999, a complaint was filed against the Company in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow a former supplier to purchase an undetermined number of shares of the Company's common stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. The Company disputed the claim as being wholly without merit. To that end, on December 14, 1999, the Company filed a Motion to Dismiss, which was denied on January 13, 2000. On May 17, 2000, pursuant to a confidential settlement agreement, the case was dismissed under a joint motion for dismissal. The amount of the settlement accrued was as of December 31, 1999. On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the settlement of the complaint by a former supplier. In connection with the settlement agreement, on June 1, 2000, the attachment was vacated and the funds were returned to the Company.

     In February and March 2000, eleven class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.

Leases
------

On February 4, 2000 the Company entered into a 60-month operating lease for its facilities in San Jose, California, commencing May 1, 2000. The lease provides for minimum monthly rent of approximately $21,000 per month plus operating expenses of approximately $8,000, totaling approximately $29,000 monthly. The lease provides for annual increases to the minimum monthly rent of approximately $12,000 per year. In June 2000, the Company vacated its Palo Alto and former San Jose offices.

On March 8, 2000 the Company entered into an 84-month operating lease for its corporate office facilities in Malvern, Pennsylvania, effective June 1, 2000. The lease provides for minimum annual rent of approximately $660,000, payable in monthly installments of approximately $55,000 plus operating expenses of approximately $30,000, totaling approximately $85,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $20,000 per year. The Company expects to vacate its former Malvern facility entirely during the third quarter of 2000.

Distribution Agreement

On June 30, 2000 the Company entered into a one-year distribution rights agreement with American Trading S.A. for distribution of the Company's Internet television set-top box product in Brazil. In addition, under the terms of the agreement, as of June 30, 2000, the Company is required to share in the cost of joint marketing initiatives. The Company will amortize the expenses over the period that the marketing takes place.

(6)  SUBSEQUENT EVENT - ACQUISITION

     On July 27, 2000, the Company announced that it signed a definitive agreement to acquire all of the outstanding capital stock of Cinax Design Inc. ("Cinax"). Under the terms of the agreement, the Company will pay $3.5 million in cash and issue approximately 825,000 shares of common stock. Including the associated estimated acquisition expenses, the Cinax acquisition is valued at approximately $7.5 million. Based in Vancouver, British Columbia, Cinax is a leading provider of digital video technology and tools. Cinax products include a suite of authoring, editing and encryption tools used by clients in the Internet, multimedia and consumer electronics industries worldwide. Cinax' flagship product, WinVCR, enables computer users to record real-time MPEG video straight to their hard drives. The acquisition will be recorded under the purchase method of accounting and the estimated excess of the purchase price will be recorded as goodwill and other intangible assets and will be amortized over the estimated useful lives which are estimated to be 48 months. The historical results of operations of Cinax are insignificant to Ravisent and are not required to be reported.

(7) RESTATED QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited quarterly consolidated statements of operations data for the three and six-months ended June 30, 1999, respectively. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this financial information, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of RAVISENT. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire year or for any future period.

                                               Quarter Ended June 30, 1999
                                          ----------------------------------
                                          As previously
                                            reported         As restated
                                            --------         -----------
                                                  (In thousands)
  License and services....................  $ 3,838           $ 3,238
  Hardware................................    7,763             4,441
                                            -------           -------
     Total revenues.......................   11,601             7,679

     Cost of revenues.....................    7,657             4,637
                                            -------           -------

     Gross profit.........................    3,944             3,042

Research and development..................    1,443             1,443
Sales and marketing.......................    1,066             1,066
General and administrative................    1,146             1,146
Depreciation and amortization.............      372               372
Compensation related to stock options.....      100               100
                                            -------           -------

     Operating loss.......................     (183)           (1,085)

Other (income) expense:
  Interest expense .......................       65                65
                                            -------           -------

Net loss before income taxes..............     (248)           (1,150)
  Provision for income taxes..............       --                --
                                            -------           -------

Net loss..................................  $  (248)          $(1,150)
                                            =======           =======

                                                                          Six months Ended June 30, 1999
                                                                      --------------------------------------
                                                                        As previously
                                                                           reported          As restated
                                                                      ------------------  ------------------
                                                                                  (In thousands)
     Revenues:
       License and services.........................................            $ 6,128             $ 5,528
       Hardware.....................................................             16,285              12,963
                                                                                -------             -------
          Total revenues............................................             22,413              18,491
          Cost of revenues..........................................             15,056              12,036
                                                                                -------             -------
          Gross profit..............................................              7,357               6,455
                                                                                -------              ------
     Research and development.......................................              2,837               2,837
     Sales and marketing............................................              2,128               2,128
     General and administrative.....................................              2,051               2,051
     Depreciation and amortization..................................                686                 686
     Compensation related to stock options..........................                103                 103
                                                                                -------             -------
          Operating loss............................................               (448)             (1,350)
     Other (income) expense:
       Interest expense.............................................                110                 110
                                                                                -------             -------
     Net loss before income taxes...................................               (558)             (1,460)
       Provision for income taxes...................................                 --                  --
                                                                                -------             -------
     Net loss.......................................................            $  (558)            $(1,460)
                                                                                =======             =======

     Notes to Quarterly Restatements (in thousands):

     June 30, 1999

         License and service revenues decreased due to a multiple element contract not meeting revenue recognition criteria under SOP 97-2. This amount was reclassified to deferred revenue pending the establishment of vendor-specific objective evidence of fair value or the completion of the previously undelivered elements. On March 31, 2000 Ravisent delivered the previously undelivered element under the contract. Pursuant to SOP 97-2, beginning April 1, 2000 and ending December 31, 2000, the Company is amortizing the previously deferred revenue over the remaining term of postcontract customer support. For the quarter ended June 30, 2000, the Company recognized $200 of the previously deferred revenue.

         Hardware revenue decreased due to two sales transactions, which were deemed to be a return of inventory and a consignment sale. Gross profit of $255 related to the return of inventory was recognized in the fourth quarter ended December 31, 1999 as the sale was completed to the end users. The remaining amount related to the consignment sale will be recognized as those undelivered units ship to the ultimate end users.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors, as discussed below, see Risk Factors, and in our Annual Report on Form 10K filed on March 31, 2000, include, but are not limited to, the competitive environment in the personal computer, consumer electronics and Internet appliance industries in general and our specific market areas; changes in prevailing interest rates and the availability of terms of financing to fund the anticipated growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in or failure to comply with foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.


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

Our customers consist primarily of personal computer, consumer electronics, and Internet appliances manufacturers. In addition, we supply our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. We anticipate that an increasing percentage of revenues will be derived from consumer electronics, Internet appliances and semiconductor manufacturers. Approximately $3.3 million or 68% of our second quarter 2000 revenues were from license and services. Revenues from personal computer and peripheral manufacturers were derived primarily from Software CineMaster 99, Hardware CineMaster and our Internet appliance device. In March 2000, we introduced CineMaster 2000, which included encoder functionality. License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenues consist of engineering fees from consumer electronics, personal computer, Internet appliances, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis.

By entering into manufacturing and license agreements with third parties under which we will no longer manufacture Hardware CineMaster, we have begun to transform our business model from a hardware revenue base to a license revenue base. Once the transition to a licensing business model is completed, we will receive a per unit license fee on all future sales of Hardware CineMaster and future versions of the CineMaster product. In the future, we expect that most of our revenues will be derived from licenses of our software and hardware designs. As a result of this change, we may recognize lower revenues in 2000 than in 1999, which we expect to be accompanied by a decrease in our cost of revenues.

Currently, our revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers and Internet appliances, have represented most of our total revenues in the past but are expected to be nominal in the future. During the quarter ended June 30, 2000, hardware revenues included sales of Hardware CineMaster products and Internet appliances. In the quarter ended June 30, 2000, revenue generated by the sale of our hardware products was approximately $1.5 million.

License revenues consist of fees paid on a per unit basis each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenues consist of engineering fees from consumer electronics, personal computer, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered, and collectibility is probable.

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

In April 1999, we completed a financing in which we issued convertible securities to an affiliate of Intel of $4.7 million and entered into a license agreement covering certain Intel technology.

In November 1999, we acquired Teknema, Inc. ("Teknema"), an Internet technology company dedicated to developing software and hardware designs, for an aggregate of approximately $16 million in cash, stock and stock options. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $16.2 million recorded in the acquisition are being amortized over a period of four years. Teknema sells Internet appliance software and hardware technology through intellectual property licenses and agreements with Internet service providers. Teknema recently entered into an agreement with Met@box under which we will market Internet appliances containing our technology to its customers.

     On July 27, 2000, the Company announced that it signed a definitive agreement to acquire all of the outstanding capital stock of Cinax Design Inc. ("Cinax"). Under the terms of the agreement, the Company will pay $3.5 million in cash and issue approximately 825,000 shares of common stock. Including the associated estimated acquisition expenses, the Cinax acquisition is valued at approximately $7.5 million. Based in Vancouver, British Columbia, Cinax is a leading provider of digital video technology and tools. Cinax products include a suite of authoring, editing and encryption tools used by clients in the Internet, multimedia and consumer electronics industries worldwide. Cinax' flagship product, WinVCR, enables computer users to record real-time MPEG video straight to their hard drives. The acquisition will be recorded under the purchase method of accounting and the estimated excess of the purchase price will be recorded as goodwill and other intangible assets and will be amortized over the estimated useful lives which are estimated to be 48 months. The historical results of operations of Cinax are insignificant to Ravisent and are not required to be reported.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

The following table sets forth, for the periods indicated, the amount (in thousands) and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                             Ravisent Technologies
                   Consolidated Statement of Operations Data

                                                                          Quarter ended
                                                                            June 30,
                                                                           (unaudited)
                                                                           -----------

                                                             2000                            1999
                                                                                         (as restated)
                                                  -------------------------        ------------------------
                                                                  Percent                         Percent
                                                                    of                               of
                                                     Amount       Revenue             Amount      Revenue
                                                  -----------   -----------        -----------   ----------
Revenues:
     License and services  ......................     $ 3,299            68%           $ 3,238           42%
     Hardware  ..................................       1,547            32%             4,441           58%
                                                      -------          ----            -------          ---
          Total revenues  .......................       4,846           100%             7,679          100%
Cost of revenues:
     License and services  ......................         985            20%               671            9%
     Hardware  ..................................       1,356            28%             3,966           51%
                                                      -------          ----            -------          ---
          Total cost of revenues  ...............       2,341            48%             4,637           60%
                                                      -------          ----            -------          ---

          Gross profit  .........................       2,505            52%             3,042           40%

Research and development  .......................       2,970            61%             1,443           19%
Sales and marketing  ............................       2,602            54%             1,066           14%
General and administrative  .....................       3,367            69%             1,146           15%
Depreciation and amortization  ..................       1,385            29%               372            5%
Compensation related to stock options  ..........         279             6%               100            1%
                                                      -------          ----            -------          ---
          Operating loss  .......................      (8,098)         (167%)           (1,085)         (14%)
Other (income) expense:
     Interest (income) expense, net  ............        (598)          (12%)               65            1%
                                                      -------          ----            -------          ---
Net loss before income taxes  ...................      (7,500)         (155%)           (1,150)         (15%)
     Provision for income taxes..................          23             -                  -            -
                                                      -------          ----            -------          ---
Net loss.........................................      (7,523)         (155%)           (1,150)         (15%)
Accretion of discount on mandatory redeemable
  preferred stock  ..............................           -             -                283            4%
                                                      -------          ----            -------          ---
Net loss attributable to common stockholders  ...     $(7,523)         (155%)          $(1,433)         (19%)
                                                      =======          ====            =======          ===

Revenues. Total revenues decreased 37% from $7.7 million for the quarter ended June 30, 1999 to $4.8 million for the quarter ended June 30, 2000. License and services revenue increased 2% from $3.2 million to $3.3 million for the quarter ended June 30, 2000, due primarily to growth in license fees associated with Software CineMaster 99, increased customization services related to our consumer electronics business, and license fees from our Internet appliances. Hardware revenues decreased 65% from $4.4 million for the quarter ended June 30, 1999 to $1.5 million for the quarter ended June 30, 2000, the decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than selling finished goods and components and recording hardware revenue.

Our revenues are concentrated among a few customers. In the quarter ended June 30, 2000 and June 30, 1999, two customers accounted for 37% and 77% of our revenues, respectively. While we believe that the number of customers incorporating our technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

We sell our products directly to personal computer, consumer electronics, and Internet appliances manufacturers in North America, Europe, South America and the Pacific Rim. In the second quarter of 2000 companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, costs associated with shipment of CineMaster 99 and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 50% from $4.6 million for the quarter ended June 30, 1999 to $2.3 million for the quarter ended June 30, 2000. The decrease in cost of revenues was primarily due to lower hardware revenue.

Gross Profit. Gross profit decreased from $3.0 million for the quarter ended June 30, 1999 to $2.5 million for the quarter ended June 30, 2000, primarily due to lower hardware revenues. For the quarter ended June 30, 2000, 68% of total revenue was derived from license and services revenues, in comparison to 42% for the comparable quarter in 1999. The gross profit percentage for license and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit increased from 40% for the quarter ended June 30, 1999 to 52% for the quarter ended June 30, 2000, primarily as a result of a higher proportion of license revenues associated with our transition to a business model based on licensing our technology rather than direct sales of hardware products.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 106%, from $1.4 million for the quarter ended June 30, 1999, to $3.0 million for the quarter ended June 30, 2000. As a percentage of total revenues, research and development expenses increased from 19% to 61%. The increase in research and development expenses in absolute dollars was due primarily to increased headcount and professional fees and the acquisition of Teknema. The increase in research and development expenses as a percentage of total revenues resulted from lower quarterly revenue as well as an increase in research and development spending.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 144% from $1.1 million for the quarter ended June 30, 1999 to $2.6 million for the quarter ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 14% to 54%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States as well as the impact of the acquisition of Teknema. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower quarterly revenues and increases in selling and marketing spending.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 194% from $1.1 million for the quarter ended June 30, 1999 to $3.4 million for the quarter ended June 30, 2000. As a percentage of total revenues, general and administrative expenses increased from
15% to 69%.   In absolute dollars, the general and administrative increase was due to additional employees needed for added infrastructure since going public. Additionally, higher legal and accounting expenses were incurred in connection with work associated with a potential acquisition and anticipated legal expenses from the Company's class action proceedings. General and administrative expenses increased as a percentage of total revenues primarily due to increased general and administrative spending as well as lower quarterly revenues.

Amortization of Goodwill.   We recorded amortization and depreciation of $1.4
million for the quarter ended June 30, 2000, compared to $0.4 million for the
quarter ended June 30, 1999.   The increase primarily relates to the goodwill
recorded as part of the Teknema acquisition. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. In June 2000, we recorded $0.3 million of amortization of deferred stock compensation in connection with stock options granted to employees in 2000 and 1999. In June 2000, we granted $0.6 million in stock options at less than fair value to certain employees, which we will amortize as non-cash compensation expense over the vesting periods of the options, ranging from 18 to 24 months.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The following table sets forth, for the periods indicated, the amount (in thousands) and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                           RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Six months ended
                                                                                 June 30,
                                                                                (unaudited)

                                                                 2000                              1999
                                                                                               (as restated)
                                                       --------------------------        -------------------------
                                                                       Percent                           Percent
                                                                          Of                                Of
                                                         Amount        Revenue              Amount       Revenue
                                                       -----------   ------------        -----------   -----------
Revenues:
     License and services  .........................     $   6,220             59%           $ 5,528            30%
     Hardware  .....................................         4,336             41%            12,963            70%
                                                          --------           ----            -------           ---
          Total revenues  ..........................        10,556            100%            18,491           100%
Cost of revenues:
     License and services  .........................         2,114             20%               806             4%
     Hardware  .....................................         3,870             37%            11,230            61%
                                                          --------           ----            -------           ---
          Total cost of revenues  ..................         5,984             57%            12,036            65%
                                                          --------           ----            -------           ---
          Gross profit  ............................         4,572             43%             6,455            35%

Research and development  ...........................        5,113             48%             2,837            15%
Sales and marketing  ................................        4,484             43%             2,128            11%
General and administrative  .........................        5,710             54%             1,951            11%
Depreciation and amortization  ......................        2,741             26%               686             4%
Compensation related to stock options  ..............          760              7%               203             1%
                                                          --------           ----            -------           ---
          Operating loss  ...........................      (14,236)          (135%)           (1,350)           (7%)
Other (income) expense:
     Interest (income) expense, net  ................       (1,214)           (12%)              110             1%
                                                          --------           ----            -------           ---
Net loss before income taxes  .......................      (13,022)          (123%)           (1,460)           (8%)
     Provision for income taxes......................           38              -                  -             -
                                                          --------           ----            -------           ---
Net loss.............................................      (13,060)          (124%)           (1,460)           (8%)
Accretion of discount on mandatory redeemable
 preferred stock  ...................................            -              -                566             3%
                                                          --------           ----            -------           ---
Net loss attributable to common stockholders  .......     $(13,060)          (124%)          $(2,026)          (11%)
                                                          ========           ====            =======           ===

Revenues. Total revenues decreased 43% from $18.5 million for the six month ended June 30, 2000 to $10.6 million for the six months ended June 30, 2000 . License and services revenue increased 13% from 5.5 million for the six months June 30, 1999 to $6.2 million for the six months ended June 30, 2000, due primarily to growth in license fees associated with our Software CineMaster 99, increased customization services related to our consumer electronics business, and licenses fees from our Internet appliances. Hardware revenues decreased 67% from $13.0 million for the six months ended June 30, 1999 to $4.3 million for the six months ended June 30, 2000. The decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than selling finished goods and components and recording hardware revenue.

Our revenues are concentrated among a few customers. In the six months ended June 30, 2000 and June 30, 1999, two customers accounted for 40% and 79% of our revenues, respectively. While we believe that the number of customers incorporating our technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

We sell our products directly to personal computer, consumer electronics, and Internet appliances manufacturers in North America, Europe, South America and the Pacific Rim. For the six months ended June 30, 2000 companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, costs associated with shipment of CineMaster 99 and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 50% from $12.0 million for the six months ended June 30, 1999 to $6.0 million for the six months ended June 30, 2000. The decrease in cost of revenues was primarily due to lower hardware revenue.

Gross Profit. Gross profit decreased from $6.5 million for the six months ended June 30, 1999 to $4.6 million for the six months ended June 30, 2000, primarily due to lower hardware revenues. For the six months ended June 30, 2000, 59% of total revenue was derived from license and services revenues, in comparison to 30% for the comparable six months in 1999. The gross profit percentage for license and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit increased from 35% for the six months ended June 30, 1999 to 43% for the six months ended June 30, 2000, primarily as a result of a higher proportion of license revenues associated with our transition to a business model based on licensing our technology rather than direct sales of hardware products.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 80%, from $2.8 million for the six months ended June 30, 1999, to $5.1 million for the six months ended June 30, 2000. As a percentage of total revenues, research and development expenses increased from 15% to 48%. The increase in research and development expenses in absolute dollars was due primarily to increased headcount and professional fees, and partially due to the acquisition of Teknema. The increase in research and development expenses as a percentage of total revenues resulted from lower quarterly revenues as well as increases in research and development spending.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 111% from $2.1 million for the six months ended June 30, 1999 to $4.5 million for the quarter ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 11% to 43%. The increase in absolute dollars was primarily due to the building of the sales and marketing teams in the United States. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower quarterly revenues and increases in selling and marketing spending.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 193% from $2.0 million for the six months ended June 30, 1999 to $5.7 million for the six months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses increased from
11% to 54%.   In absolute dollars, the general and administrative expenses increase was due to additional employees needed for added infrastructure since going public. Additionally, higher legal and accounting expenses were incurred in connection with work associated with a potential acquisition, additional activities in connection with our year-end audit, and anticipated legal expenses in connection with our class action legal proceedings. General and administrative expenses increased as a percentage of total revenues due to increased general and administrative spending as well as lower quarterly revenues.

Amortization of Goodwill.   We recorded amortization and depreciation of $2.7
million for the six months ended June 30, 2000, compared to $0.7 million for the six months ended June 30, 1999. The increase primarily relates to the goodwill recorded as part of the Teknema acquisition. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. Stock-based compensation for the six months ended June 2000 included a grant of options with an estimated fair value of $0.6 million to certain employees. This grant and the grants from 1999 are amortized as non-cash compensation expense over the vesting periods of the options, ranging from 18 to 48 months. Also in included in this expense for the six months ended June 30, 2000 is a one-time charge for stock compensation of $0.3 million to a former employee.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In November 1999, we completed the acquisition of Teknema, a company located in Palo Alto, California and dedicated to developing software and solutions for the emerging market for information appliances. The purchase price included $2.5 million in cash, 266,169 shares of RAVISENT common stock and 537,582 options to acquire common stock with a combined value of $12.4 million In connection with the acquisition, we incurred transaction costs of $0.9 million.

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

     Advance Set-Top Box/Technology. This product was a customized television set-top box which incorporated an easy-to-use Web browser and electronic mail ("e-mail") consumer application. This product was enhanced with secure transaction, smartcard application and JavaScript capabilities, as well as
     V.90 modem and broadband capabilities. Subsequent enhancements included an Internet integration platform, scripting and graphic capabilities of an embedded Web browser. At the time of acquisition, the primary development efforts were focused on developing a full-featured advanced set-top box (and associated technology that can be licensed to third parties) that will be a complete redesign of an existing Teknema product using a new operating system, a new, faster processor and adding multimedia capabilities. Some of the development efforts include developing or utilizing:

     .  Chat and messaging functions for its Internet Integration Platform;
     .  Network interfaces and LCD displays for its Internet Integration
         Platform;
     .  Multimedia functions such as digital video and audio streaming and decoding and bi-directional video communication capabilities;
     . A faster processor, broadband network interface, video engine chip and a POSIX-compliant operating system which provides native application programming interfaces for the development of browser plug-ins; and
     .  A port for hardware expansion

     At the time of acquisition, this development project was approximately 30% complete. This project is still under development and is planned to be completed in the next six months.

     Telephony. Teknema was developing an expansion of its Internet appliance platform for the Internet telephony market. The product would leverage its current set-top box platform into a multimedia platform capable of offering video, data and voice over the Internet for video conferencing-over-the-Internet. At the time of acquisition, this development project was approximately 50% complete. This product is still under development and is planned to be completed in the next nine months.

     Home & Industrial. Teknema was developing various products for the home automation and consumer products market. Teknema was in the early stages of developing a graphical, interactive control system for home appliances such as televisions. In addition, Teknema was developing a DVD player with Internet capabilities. At the time of acquisition, this development project was approximately 15% complete. Prototypes of the DVD player were built combining technology from our consumer electronics group. Current plans are to incorporate this technology into the advanced set-top box designs and next generation DVD designs over the next nine months.

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

     CE DVD Set-top Player/Portable Player, a DVD playback set-top reference design for equipment manufacturers which was expected to provide full DVD playback capabilities such as fast forward, rewinding, multi-language and surround sound audio. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 5% complete. Viona had incurred approximately $30,000 of research and development expense and estimated that $500,000 would be required to complete the development of the project. Several consumer electronics manufactures are now shipping products (both set-top and portable) based upon this completed development effort. The development team has moved on porting this technology to the next generation of DVD hardware designs for our customers.

     DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. This core technology was completed in the second quarter and was released in RAVISENT'S CinePlayer(TM) DVR product for use by PC OEMs and IHVs.

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

     HDTV Software Decoder, a software solution designed to allow a personal computer to process HDTV signals without the need for a hardware solution. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 15% complete. Viona had incurred approximately $15,000 of research and development expense and estimated that $150,000 would be required to complete the development of the project. Development was completed in the second quarter and released to a customer in a development kit form. This HDTV development kit offers full software-based audio/video decoding and data extraction.

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


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of June 30, 2000 we had approximately $38 million in cash and cash equivalents.

     Net cash used in operating activities for the six months ended June 30, 2000 was $8.9 million, compared to cash used in operating activities of $1.1 million for the six months ended June 30,1999. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including non-cash compensation expense.

     Net cash used in investing activities for the six months ended June 30, 2000 was $1.6 million, compared to cash used in investing activities of $0.2 million for the six months ended June 30, 1999. Cash used in investing activities for the six months ended June 30, 2000 and 1999 consisted primarily of net purchases of furniture and equipment.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $0.3 million, compared to cash provided by financing activities of $2.2 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 2000 was primarily attributable to the net proceeds from stock option and warrant exercises and the payment of the balance due on a note receivable for the purchase of equity securities of the Company. Cash provided by financing activities for the six months ended June 30, 1999 was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

     As of June 30, 2000, our principal commitments consisted of obligations outstanding under equipment and facilities leases and notes payable to partially fund our operations and capital purchases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 15% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. In addition, we have approximately $0.5 million at June 30, 2000 of payments due to the former owners of Viona. This amount is payable during the fourth quarter of 2000.

     On February 4, 2000 the Company entered into a 60-month operating lease for its facilities in San Jose, California, commencing May 1, 2000. The lease provides for minimum monthly rent of approximately $21,000 per month plus operating expenses of approximately $8,000, totaling approximately $29,000 monthly. The lease provides for annual increases to the minimum monthly rent of approximately $12,000 per year. In June 2000, the Company vacated its Palo Alto and former San Jose offices.

     On March 8, 2000 the Company entered into an 84-month operating lease for its corporate office facilities in Malvern, Pennsylvania, effective June 1, 2000. The lease provides for minimum annual rent of approximately $660,000, payable in monthly installments of approximately $55,000 plus operating expenses of approximately $30,000, totaling approximately $85,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $20,000 per year. The Company expects to vacate its former Malvern facility during the third quarter of 2000.

     As of June 30, 2000, we had a $5.0 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable, as defined in the credit agreement, and bears interest at the bank's prime rate (9.5% at June 30, 2000).

     At June 30, 2000 no borrowings against this line of credit were outstanding and $0.2 million was available under the line of credit. This line of credit expires in June 2001. Silicon Valley Bank has senior security interest in substantially all of our assets. We are required to comply with a quarterly tangible net worth covenant, as defined in the loan and security agreement. On June 30, 2000 the Company was in compliance with all debt covenants.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABLITIY IN THE FUTURE

     We had a net operating loss of $7.5 million for the quarter ended June 30, 2000. To date, we have not achieved profitability on an annual basis, and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. We expect to significantly increase our sales and marketing, product development, engineering and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability.

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

OUR BUSINESS SIGNIFICANTLY DEPENDS UPON OUR CINEMASTER PRODUCTS, AND IT IS UNCERTAIN WHETHER THE MARKET WILL CONTINUE TO ACCEPT THESE PRODUCTS

     In the quarter ended June 30, 2000, we derived approximately 61% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

SINCE MOST OF OUR REVENUE IS DERIVED FROM A SMALL NUMBER OF CUSTOMERS, PROBLEMS THAT THOSE CUSTOMERS EXPERIENCE WILL DIRECTLY IMPACT OUR BUSINESS

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

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

  Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On June 30, 2000, we had a total of 167 employees compared to a total of 104 employees on June 30, 1999. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licensees rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

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

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT FOR OUR FUTURE SUCCESS, AND FEW OF OUR MANAGERS ARE OBLIGATED TO STAY WITH US

  Our success depends on the efforts and abilities of our senior management and certain other key personnel, particularly technical personnel in our engineering subsidiary in Germany. Many of our officers and key employees are employed at will. In addition, Mr. Wilde, CEO, and the principal engineers in our German subsidiary, Messrs. Sigmund, Horak and Ringelberg, are the only employees upon whom we have obtained key man life insurance and we do not expect to obtain life insurance on any of our other senior managers. If any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, then our business could be harmed. We have recently hired new managers and intend to continue hiring key management personnel. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.

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

  In November 1999, we completed the acquisition of Teknema, Inc. However, we may not be able to successfully integrate the company. Combining our companies requires, among other things, integrating our respective technologies, coordinating our research and development and financial reporting efforts, and continuously evaluating whether existing systems and procedures meet our growth requirements, especially our financial and internal control systems and management structure. Important aspects of the integration, such as improving financial controls and reporting, are still in process and may not be completed smoothly or successfully. If we fail to integrate these areas, we may be unable to maintain uniform standards, procedures, controls and policies. Integrating operations such as engineering, may require our management to dedicate resources that may temporarily distract them from our day-to-day business, including from the development of new products, which could result in delays in introducing these new products. Coordinating geographically separated organizations with distinct cultures may increase the difficulty of our integration. If we fail to successfully complete the integration of Teknema's operations, our business could be harmed.

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


  In the quarter ended June 30, 2000, we derived approximately 56% of our revenues, from shipments to foreign companies, and we expect to derive an increasing amount of our revenue from sales outside North America. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business on an international basis, including, among others:

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


RISKS RELATED TO OUR INDUSTRY

Our revenues are dependent upon acceptance of products that incorporate our digital entertainment technology in the personal computer, consumer electronics and Internet appliance industries.

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

  Our success currently depends upon continued demand for digital entertainment products in the personal computer, consumer electronics and Internet appliance markets. All of our revenues the quarter ended June 30, 2000 resulted from sales of digital entertainment products. In addition to the risks inherent in the personal computer, consumer electronics and Internet appliance industries, the market for digital entertainment products also contains risk and uncertainties, including:

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



YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS TO OUR BUSINESS AND COULD HARM
SALES

  Neither our Hardware CineMaster nor our Software CineMaster products make use of calendar clocks in any way; nor do the products of our newly acquired subsidiary, Teknema, Inc. However, our products are incorporated into software and hardware of personal computer, consumer electronics, computer peripheral and semiconductor manufacturers, some of which may make use of calendar clocks and may therefore experience Year 2000 failures. Although, as of August 11, 2000, we have not received notice of any Year 2000 failure, we cannot assure you that third-party software and hardware that is incorporated into our information systems will not need to be revised or replaced as well. If we were required to replace these third-party products, our business could be harmed. In addition, we performed operational tests on our products as incorporated into those of our customers and these tests did not result in Year 2000 failures. Nonetheless, these tests may not be completely accurate and Year 2000 failures may occur. If our customers' hardware or software were to suffer Year 2000 failures, such failures might cause our products to fail as well. Changes required to respond to Year 2000 failures caused by interoperability issues could be expensive and time consuming and lead to lost revenues, breach of contract claims, higher operating costs, loss of customers and other business interruptions, any of which could harm our business.

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



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS


  In February and March 2000, eleven (11) securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.

On May 25, 1999, a complaint was filed against the Company in the Superior Court of California, Santa Clara County, by a former supplier, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The complaint was removed to federal court and, on September 23, 1999 the Company filed a counterclaim against the supplier for the damages the Company incurred as a result of the supplier's failure to timely ship the Company non-defective parts. On June 30, 2000 the parties entered into a confidential settlement agreement and mutual release in full settlement of any claims under the complaint. The amount of the settlement was accrued as of December 31, 1999.

     On November 4, 1999, a complaint was filed against the Company in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow a former supplier to purchase an undetermined number of shares of the Company's common stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. The Company disputes the claim as being wholly without merit. To that end, on December 14, 1999, the Company filed a Motion to Dismiss, which was denied on January 13, 2000. On May 17, 2000, pursuant to a confidential settlement agreement, the case was dismissed under a joint motion for dismissal. The amount of the settlement was accrued as of December 31, 1999. On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the settlement of the complaint by a former supplier. In connection with the settlement agreement, on June 1, 2000, the attachment was vacated and the funds were returned to the Company.

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

The net proceeds of the Offering to the Company (after deducting the foregoing expenses) were $61,422,000. From the effective date of the Registration Statement to June 30, 2000, the net proceeds have been used for the following purposes:


   Construction of plant, building and facilities       167,266
   Purchase and installation of furniture
    and equipment                                     1,631,526
   Acquisition of other business (including
    transaction costs)                                4,530,060
   Working Capital                                   15,141,265
   Temporary investments, including cash
    and cash equivalents                             37,938,000
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


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 16, 2000, the Company held its annual meeting of shareholders. Four matters were submitted for a vote. The four matters were:

     1. The first matter was the election of Frederick Beste to serve as a Director until the 2003 annual meeting.

     2. The second matter was an amendment to the 1999 Stock Incentive Plan, which would increase the number of shares of our common stock reserved for issuance under the Plan by an additional 500,000 shares.

     3. The third matter was also an amendment to the 1999 Stock Incentive Plan, which would increase the automatic share increase provision in the Plan so that the number of shares of common stock available for issuance under the Plan will automatically increase on the first trading day in January each year, beginning with the 2001 calendar year, from 1% to 3% of the shares of common stock outstanding on the last trading day of December of the immediately preceding calendar year, but in no event will any such annual increase exceed 600,000 shares of common stock.

     4. The fourth matter was the ratification of KPMG LLP as our independent auditors.

     A quorum was obtained and all matters were passed.


ITEM 5:  OTHER INFORMATION

     None

ITEM 6:   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------

10.31 Distribution Rights Agreement, dated June 30, 2000, by and between American Trading S.A. and RAVISENT (Portions of the Exhibit have been redacted pursuant to a request for confidential treatment.)

27.1                      Financial data schedule

(b)  REPORTS ON FORM 8K

     None

August 14, 2000     RAVISENT TECHNOLOGIES INC.


          /s/ Thomas J. Fogarty

              Thomas J. Fogarty
              Chief Financial Officer