Form 10-Q
period 2000-09-30
RAVISENT TECHNOLOGIES INC
filed 2000-11-14
CIK 1052593

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the Quarter Ended September 30, 2000

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________
                        Commission File number 000-26287

                           RAVISENT Technologies Inc.

             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                  23-2763854
 -------------------------------                  ----------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                            205 Great Valley Parkway
                           Malvern, Pennsylvania 19355

                    (Address of Principal Executive Offices)
       Registrant's Telephone Number, Including Area Code: (800) 700-0362

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No  X
----------------------------------------

On November 7, 2000, 17,088,565 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                          RAVISENT Technologies Inc.
                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

  -----------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page
  -----------------------------------------------------------------------------------------------------------------------------
  Part I: Financial Information
  -----------------------------------------------------------------------------------------------------------------------------
    Item 1: Financial Statements
  -----------------------------------------------------------------------------------------------------------------------------
      Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999                                     2
  -----------------------------------------------------------------------------------------------------------------------------
      Consolidated Statements of Operations for the quarters ended September 30, 2000 and 1999, as restated (unaudited)       3
  -----------------------------------------------------------------------------------------------------------------------------
      Consolidated Statements of Operations for the nine months ended September
       30, 2000 and 1999, as restated (unaudited)                                                                           4-5
  -----------------------------------------------------------------------------------------------------------------------------
      Notes to Consolidated Financial Statements                                                                              6
  -----------------------------------------------------------------------------------------------------------------------------
    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                            13
  -----------------------------------------------------------------------------------------------------------------------------
    Item 3: Quantitative and Qualitative Disclosures About Market Risk                                                       26
  -----------------------------------------------------------------------------------------------------------------------------
  Part II: Other Information
  -----------------------------------------------------------------------------------------------------------------------------
    Item 1: Legal Proceedings                                                                                                42
  -----------------------------------------------------------------------------------------------------------------------------
    Item 2: Changes in Securities and Use of Proceeds                                                                        43
  -----------------------------------------------------------------------------------------------------------------------------
    Item 3: Defaults upon Senior Securities                                                                                  44
  -----------------------------------------------------------------------------------------------------------------------------
    Item 4: Submission of Matters to a Vote of Security Holders                                                              44
  -----------------------------------------------------------------------------------------------------------------------------
    Item 5: Other Information                                                                                                44
  -----------------------------------------------------------------------------------------------------------------------------
    Item 6: Exhibits and Reports on Form 8-K                                                                                 45
  -----------------------------------------------------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS

                           RAVISENT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                    September 30,       December 31,
                                                                                                         2000                1999
                                                                                                     (unaudited)
                                       ASSETS

Current assets:
      Cash and cash equivalents ............................................................       $     21,515        $     48,251
      Short-term investments ...............................................................               --                 1,018
      Accounts receivable, net of allowance for doubtful accounts of $346 in
      2000 and $319 in 1999 ................................................................             14,213              15,597
      Inventory, net .......................................................................              2,605               1,323
      Prepaid expenses .....................................................................              1,104               1,085
      Loan receivable-officer ..............................................................                520                 340
      Advance components ...................................................................             12,999                --
      Prepaid distribution rights fee ......................................................              4,246                --
      Prepaid compensation .................................................................                766                --
      Other current assets .................................................................                724                 216
                                                                                                  -------------        ------------
         Total current assets ..............................................................             58,692              67,830
Furniture and equipment, net ...............................................................              3,589               1,598
Loan receivable-officer, less current portion ..............................................                 25                 138
Goodwill and other intangibles, net of accumulated amortization of $5,950 in
2000 and $ 2,190 in 1999 ...................................................................             18,829              19,357
Restricted cash ............................................................................               --                   525
Other assets ...............................................................................                163                 300
                                                                                                  -------------        ------------
         Total assets ......................................................................       $     81,298        $     89,748
                                                                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .....................................................................       $     11,246        $      5,743
      Deferred revenue .....................................................................              5,028               4,332
      Accrued expenses and other ...........................................................              3,232               3,672
      Other current liabilities ............................................................                605                 539
      Current installments of obligations under capital leases .............................                 38                  40
                                                                                                  -------------        ------------
         Total current liabilities .........................................................             20,149              14,326
Deferred revenue, less current portion .....................................................               --                   327
Other non-current liabilities ..............................................................                 31                 472
Obligations under capital leases, excluding current installments ...........................                  9                  38
                                                                                                  -------------        ------------
          Total liabilities ................................................................             20,189              15,163
                                                                                                  -------------        ------------
Commitments and contingencies (note 7)
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued or
outstanding ................................................................................               --                  --

 Stockholders' equity:
       Common stock, $.001 par value; 50,000,000 shares authorized; 17,006,443
       and 16,052,866 shares issued in 2000 and 1999, respectively .........................                 17                  16
       Additional paid-in capital ..........................................................            121,036             109,460
       Deferred stock compensation .........................................................             (3,798)             (1,678)
       Accumulated deficit .................................................................            (55,299)            (31,913)
       Accumulated other comprehensive loss.................................................               (127)                (80)
       Note receivable .....................................................................               --                  (500)
       Treasury stock at cost, 200,000 shares in 2000 and 1999 .............................               (720)               (720)
                                                                                                  -------------        ------------
          Total stockholders' equity .......................................................             61,109              74,585
                                                                                                  -------------        ------------
          Total liabilities and stockholders' equity .......................................       $     81,298        $     89,748
                                                                                                  =============        ============

          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                Quarter Ended September 30,
                                                                                            ------------------------------------
                                                                                                                      1999
                                                                                                  2000           (as restated)
                                                                                               (unaudited)        (unaudited)
                                                                                            ------------------   ---------------
Revenues:
  License and services ..................................................................       $  3,753            $  4,235
  Hardware ..............................................................................            475               1,003
                                                                                                --------            --------
    Total revenues ......................................................................          4,228               5,238

Cost of revenues ........................................................................          1,263                 992
                                                                                                --------            --------

    Gross profit ........................................................................          2,965               4,246

Research and development ................................................................          2,686               1,633
Sales and marketing .....................................................................          4,298               1,172
General and administrative ..............................................................          2,182                 911
Depreciation and amortization ...........................................................          1,489                 364
Compensation and other expenses related to stock options and warrants ...................          1,691                 135
Acquired in-process research and development ............................................          1,373                --
                                                                                                --------            --------

    Operating income (loss) .............................................................        (10,754)                 31

Other (income) expense:
    Interest (income) expense, net ......................................................           (433)               (573)

Income (loss) before income taxes .......................................................        (10,321)                604
    Provision for income taxes ..........................................................              7                  74
                                                                                                --------            --------

Net income (loss) before accretion of discount on mandatory redeemable preferred stock ..       $(10,328)           $    530

Accretion of discount on mandatory redeemable preferred stock ...........................           --                    94
                                                                                                --------            --------

Net income (loss) attributable to common stockholders ...................................       $(10,328)           $    436
                                                                                                ========            ========

Basic net income (loss) per common share ................................................       $  (0.61)           $   0.04
                                                                                                ========            ========

Diluted net income (loss) per common share ..............................................       $  (0.61)           $   0.03
                                                                                                ========            ========
Weighted average shares outstanding used in per common share calculation
(basic) .................................................................................         16,834              12,176
                                                                                                ========            ========
Weighted average shares outstanding used in per common share calculation
(diluted) ...............................................................................         16,834              15,832
                                                                                                ========            ========

         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             Nine Months Ended September 30,
                                                                                           -----------------------------------
                                                                                                2000                 1999
                                                                                                                 (as restated)
                                                                                             (unaudited)          (unaudited)
                                                                                            ---------------    ---------------
Revenues:
  License and services .................................................................        $  9,973         $  9,763
  Hardware .............................................................................           4,811           13,966
                                                                                                --------         --------
    Total revenues .....................................................................          14,784           23,729

Cost of revenues .......................................................................           7,247           13,028
                                                                                                --------         --------
    Gross profit .......................................................................           7,537           10,701

Research and development ...............................................................           7,799            4,470
Sales and marketing ....................................................................           8,836            3,300
General and administrative .............................................................           7,840            2,894
Depreciation and amortization ..........................................................           4,230            1,050
Compensation and other expenses related to stock options and warrants ..................           2,451              306
Acquired in-process research and development ...........................................           1,373             --
                                                                                                --------         --------
    Operating  (loss) ..................................................................         (24,992)          (1,319)

Other (income) expense:
    Interest (income) expense, net .....................................................          (1,647)            (463)

Net loss before income taxes ...........................................................         (23,345)            (856)
    Provision for income taxes .........................................................              44               74
                                                                                                --------         --------

Net loss before accretion of discount on mandatory redeemable preferred stock ..........        $(23,389)        $   (930)

Accretion of discount on mandatory redeemable preferred stock ..........................            --                660
                                                                                                --------         --------

Net loss attributable to common stockholders ...........................................        $(23,389)        $ (1,590)
                                                                                                ========         ========

Basic and diluted net loss per common share ............................................        $  (1.45)        $  (0.25)
                                                                                                ========         ========
Weighted average shares outstanding used in per common share calculation (basic and
diluted) ...............................................................................          16,137            6,305
                                                                                                ========         ========

         See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                              --------------------------------
                                                                                                 2000              1999
                                                                                                                (as restated)
                                                                                               (unaudited)       (unaudited)
                                                                                             --------------    ---------------
Cash flows from operating activities:
  Net loss .............................................................................         $(23,389)         $   (930)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ....................................................            4,230             1,181
      Non-cash compensation and other expenses .........................................            2,451               348
      Acquired in-process research and development .....................................            1,373                --
      Restricted cash ..................................................................              525                --
  Changes in items affecting operations:
      Accounts receivable ..............................................................            1,475             2,944
      Inventory ........................................................................           (1,282)             (201)
      Prepaid expenses and other current assets ........................................             (538)           (1,084)
      Loan receivable-officer ..........................................................              (67)               60
      Advance components ...............................................................          (12,999)               --
      Prepaid compensation .............................................................             (766)               --
      Accounts payable .................................................................            5,289            (7,808)
      Deferred revenue .................................................................              369             1,605
      Other current liabilities.........................................................               66                --
      Accrued expenses .................................................................               31              (321)
                                                                                             --------------   --------------

Net cash used in operating activities ..................................................          (23,232)           (4,206)

Cash flows from investing activities:
      Capital expenditures..............................................................           (2,580)             (575)
      Proceeds from sale of property ...................................................              131                --
      Redemption of short-term investment ..............................................            1,018                --
      Loan receivable - officer ........................................................             --              (1,014)
      Acquisition, net of cash acquired ................................................           (2,613)               --
                                                                                             --------------   --------------
Net cash used in investing activities ..................................................           (4,044)           (1,589)
                                                                                             --------------   --------------
Cash flows from financing activities:
      Repayments under capital lease obligations .......................................              (30)               (9)
      Note receivable...................................................................              500              (500)
      Secured borrowings (repayments) ..................................................               --              (625)
      Net proceeds from issuance of common stock .......................................               --            62,052
      Net proceeds from exercise of stock options and warrants .........................              759                --
      Net proceeds from Series B and C preferred stock .................................               --             3,661
      Repayments under other liabilities ...............................................             (441)               --
      Legal settlement .................................................................             (200)               --
      Repayments under other liabilities ...............................................               --            (1,119)
                                                                                             --------------   --------------
Net cash provided by financing activities ..............................................              588            63,460
                                                                                             --------------   --------------

Effect of exchange rate changes on cash and cash equivalents ...........................              (48)              (24)
                                                                                             --------------   --------------

Net (decrease) increase in cash and cash equivalents ...................................          (26,736)           57,641
Cash and cash equivalents:
  Beginning of period ..................................................................           48,251             1,024
                                                                                             --------------   --------------
  End of period ........................................................................         $ 21,515          $ 58,665
                                                                                             ==============   ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest .............................................................................         $     28          $    173

Non-cash investing and financing activities:
      Compensation related to stock, stock options and warrants ........................            8,183                --
      Amortization of deferred stock compensation ......................................              650               306
      Issuance of Series C preferred stock as consideration for intangible assets ......               --             1,716

         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to September 30, 2000 and 1999 is unaudited)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

     RAVISENT Technologies Inc., ("the Company") designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems, consumer electronics devices and Internet appliances. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on personal computers and consumer electronics platforms. The Company's customers consist principally of personal computer, consumer electronics and Internet appliance manufacturers. In August 2000, the Company acquired Cinax Designs Inc. (Note 6), which has enhanced our digital video product line. In November of 1999, the Company acquired Teknema Inc., which has expanded our product offerings to the Internet appliance market.

     During 1999 the majority of the Company's revenue was generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling a hardware-based digital video solution to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers, as well as offering proprietary web browsing and email solutions to the Internet appliance market.

     The Company was incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. In April 1999, the Company changed its name to Divicore Inc. In July 1999, the Company reincorporated in Delaware as RAVISENT Technologies Inc.

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

     (c) Unaudited Interim Financial Statements

     The interim consolidated financial statements of the Company for the three and nine months ended September 30, 2000 and 1999 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1999.

     (d) Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition.

     In March 2000, the SEC issued Staff Accounting Bulletin 101A, Amendment:
Revenue Recognition in Financial Statements ("SAB 101A"). SAB 101A delayed the implementation of SAB 101 until calendar quarters beginning April 1, 2000. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Second Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material impact on the Company's financial position or results of operations.

     (e) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(2)  ADVANCE COMPONENTS

     Represents the cost of components procured in advance on behalf of the Company's contract manufacturers for use in the contract manufacturers' assembly of the Company's licensed products. The components will be sold at cost to the contract manufacturers within one year and will not have a material effect in the statement of operations.

(3)  BANK LINE OF CREDIT

     In June 2000, the Company renewed its loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matures in June 2001 and bears interest at the bank's prime rate (9.5% at September 30, 2000). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with a quarterly tangible net worth covenant, as defined in the loan and security agreement. At September 30, 2000, the Company was in compliance with its debt covenants. There was no amount outstanding under the line of credit at September 30, 2000, and approximately $2.4 million was available under the terms of the line of credit at September 30, 2000. At September 30, 2000, there were no letters of credit outstanding (see note 7).

(4)  COMPREHENSIVE INCOME

     The components of comprehensive income (loss) are as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,       Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                   2000                 1999                 2000                1999
                                                   ----                 ----                 ----                ----
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $(10,328)               $530            $(23,389)              $(930)
----------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment               (31)                 18                 (48)                (25)
                                                 --------                ----            --------               -----
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                      $(10,359)               $548            $(23,437)              $(955)
                                                 ========                ====            ========               =====
----------------------------------------------------------------------------------------------------------------------

(5)  STOCK OPTIONS AND WARRANTS

     In July and August 2000, the Company granted 10,000 stock options to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $61,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period of 24 months.

     On May 2, 2000, the Company granted 78,500 stock options to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $633,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting periods, ranging from 18 to 24 months. On June 5, 2000 the Company granted 17,500 stock options to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $112,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period of 24 months.

     In June 2000, the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to American Trading S.A. ("ATSA") with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant is fully vested and non-forfeitable on the date of grant, has a two-year term, and contains certain exercise restrictions as described in the warrant agreement. The Company has recorded the estimated fair value of the warrant of $5.6 million as prepaid distribution rights fee and additional paid-in capital and is amortizing the estimated fair value over the shorter of the one-year contract term or the period benefited. The fair value of the warrant was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.12%, volatility factor of 96%, with no dividend factor, and an expected life of the warrant of 2 years. For the three and nine months ended September 30, 2000, the Company has recorded $1.4 million of amortization expense related to the warrant, which is included in compensation related to stock options and warrants in the consolidated statements of operations.

(6)  ACQUISITION

     In August 2000, the Company acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression.

     The Company paid $2.7 million in cash, issued 138,455 shares of the Company's common stock and 225,928 shares of no par, non-voting exchangeable preferred stock of a subsidiary having a total fair market value of $1.6 million on the date of acquisition, and incurred transaction costs of $0.3 million. The exchangeable preferred stock is exchangeable into shares of the Company's common stock on a one-for-one basis at any time at the option of the holder, is non-voting, has an automatic redemption date of August 1, 2005, and contains certain dividend restrictions as defined.

     The Company also paid $0.8 million in cash, issued 39,807 shares of the Company's common stock, and issued 420,806 shares of no par, non-voting exchangeable preferred stock in connection with the acquisition. The cash is held in escrow for the former employees of Cinax who became employees of the Company and are required to be employed by the Company during the next year, measured from the date of acquisition, in order for the cash to be released from escrow. If an employee leaves the Company during the next year, all unvested cash for such employees is forfeited back to the Company. The cash escrow will be released 25% on each quarterly anniversary of the date of acquisition. As of September 30, 2000, no cash has been forfeited. The Company recorded $0.8 million of prepaid compensation expense in connection with the escrowed cash that will be amortized over the one-year period. These common and exchangeable preferred shares are also held in escrow for the former employees and former non-employee stockholders of Cinax. The former Cinax employees who became employees of the Company are required to be employed by the Company during the next three-year period, measured from the date of acquisition, in order for the shares to be released from escrow. The shares held in escrow for the former non-employee stockholders of Cinax are for Company indemnification purposes and are not subject to post-acquisition employment requirements. All of the escrowed shares will be released as follows: 50% on the one-year anniversary of the acquisition and one-eighth per quarter thereafter. If an employee leaves the Company during the next three-year period, all unvested shares for such employees are forfeited back to the Company. As of September 30, 2000, no shares have been forfeited. The Company recorded $2.1 million of deferred stock compensation in connection with the forfeitable common and exchangeable preferred shares that will be amortized over the three-year period following the vesting schedule.

     As of September 30, 2000, 138,455 shares of the Company's common stock issued for this transaction are recorded as issued and outstanding for financial reporting and earnings per share purposes. As the applicable contingencies related to the contingently issuable shares described above lapse, such shares will be recognized as issued and outstanding.

     The acquisition of Cinax was recorded under the purchase method of accounting. The results of operations of Cinax have been included in the Company's consolidated financial statements from August 11, 2000. A portion of the purchase price was allocated to in-process research and development (IPR&D) technology, which resulted in a charge of approximately $1.4 million to the Company's operations in August 2000. At the date of acquisition, Cinax had two development projects that had not reached technological feasibility and for which there was no alternative future use. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs, and FASB interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method, amounts assigned to IPR&D technology meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D technology was valued using the income approach, a cash flow model under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The two development projects were 50% and 75% complete at the date of acquisition.

     The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $3.2 million has been recorded as goodwill and other intangible assets and is amortized on a straight-line basis over four years. The results of operations of Cinax were not material to the Company.

     The purchase price was allocated as follows (in thousands):

   Fair value of assets acquired ................   $   347
   Goodwill .....................................     3,234
   Workforce in place ...........................        80
   In-process research and development technology     1,373
   Liabilities acquired .........................      (276)
                                                    -------
                                                    $ 4,758
                                                    =======

(7)  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

     Litigation

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

     In February and March 2000, eleven class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.

     In August 2000, a claim was filed against the Company in the United States District Court for the Western District of Washington at Seattle alleging breach of an agreement whereby the plaintiff was to receive a fee in connection with the sale of Cinax to the Company totaling approximately $0.6 million in cash and Company stock. In September 2000, the Company filed an answer with appropriate affirmative defenses.

Leases
------

     In February 2000, the Company entered into a 60-month operating lease for its facilities in San Jose, California, commencing May 2000. The lease provides for minimum monthly rent of approximately $21,000 per month plus operating expenses of approximately $8,000, totaling approximately $29,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $12,000 per year. In June 2000, the Company vacated its former Palo Alto and San Jose offices.

    In March 2000, the Company entered into an 84-month operating lease for its corporate office facilities in Malvern, Pennsylvania, effective June 2000. The lease provides for minimum annual rent of approximately $660,000, payable in monthly installments of approximately $55,000 plus operating expenses of approximately $30,000, totaling approximately $85,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $20,000 per year. The Company vacated its former Malvern facility entirely during the third quarter of 2000. In connection with vacating this facility, the Company was reimbursed by the lessor for abandoned leasehold improvements with a book value of approximately $119,000.

Distribution Agreement
----------------------

In June 2000, the Company entered into a one-year distribution rights agreement with ATSA for distribution of the Company's Internet television set-top box product in Brazil. Under the terms of the agreement the Company is obligated to share in the cost of joint marketing initiatives totaling $3.4 million. For the three and nine months ended September 30, 2000, the Company paid $2.4 million of the joint marketing initiatives pursuant to the terms of the agreement, which are included in sales and marketing expense in the Company's consolidated statements of operations. The remaining $1.0 million is likely to be paid to ATSA and expensed in the quarter ending December 31, 2000 (see note 5).

Letter of Credit
----------------

    In October 2000, the Company delivered an irrevocable letter of credit, which expires December 2000, to a vendor for $0.6 million under the Company's line of credit facility (note 3). Also in October 2000, the Company delivered an irrevocable standby letter of credit, which expires March 2001, to a vendor for $1.2 million under the Company's line of credit facility.

(8)  RESTATED QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly consolidated statements of operations data for the three and nine months ended September 30, 1999, respectively. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this financial information, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of RAVISENT. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire year or for any future period.

                                         Quarter Ended                    Nine Months Ended
                                      September 30, 1999                  September 30, 1999
                                     ----------------------------  -----------------------------
                                      As previously                  As previously
                                       reported     As restated       reported      As restated
                                      ---------------------------   ----------------------------
                                             (In thousands)                 (In thousands)
License and services ................   $  4,985       $  4,235        $ 11,113        $  9,763
Hardware ............................      1,003          1,003          17,288          13,966
                                      ---------------------------   ----------------------------
Total revenues ......................      5,988          5,238          28,401          23,729

Cost of revenues ....................      1,175            992          16,231          13,028
                                      ---------------------------   ----------------------------
Gross profit ........................      4,813          4,246          12,170          10,701
                                      ---------------------------   ----------------------------
Research and development ............      1,633          1,633           4,470           4,470
Sales and marketing .................      1,172          1,172           3,300           3,300
General and administrative ..........        911            911           2,894           2,894
Depreciation and amortization .......        364            364           1,050           1,050
Compensation related to stock options        135            135             306             306
                                      ---------------------------   ----------------------------
Operating income (loss)..............        598             31             150          (1,319)
Other (income) expense:
Interest (income) expense, net ......       (573)          (573)           (463)           (463)
                                      ---------------------------   ----------------------------
Net income before income taxes ......      1,171            604             613            (856)
Provision for income taxes ..........         74             74              74              74
                                      ---------------------------   ----------------------------
Net income (loss) ...................   $  1,097       $    530        $    539        ($   930)
                                      ===========================   ============================

Notes to Quarterly Restatements (in thousands):

     License and service revenues decreased due to a multiple element contract not meeting revenue recognition criteria under SOP 97-2. This amount was reclassified to deferred revenue pending the establishment of vendor-specific objective evidence of fair value or the completion of the previously undelivered elements. On March 31, 2000 Ravisent delivered the previously undelivered element under the contract. Pursuant to SOP 97-2, beginning April 1, 2000 and ending December 31, 2000, the Company is amortizing the previously deferred revenue over the remaining term of post-contract customer support. For the quarter and nine months ended September 30, 2000, the Company recognized $450 and $900, respectively, of the previously deferred revenue.

     Hardware revenue decreased due to two sales transactions, which were deemed to be a return of inventory and a consignment sale. Gross profit of $255 related to the return of inventory was recognized in the fourth quarter ended December 31, 1999 as the sale was completed to the end users. The remaining amount related to the consignment sale will be recognized as those undelivered units ship to the ultimate end users. Through September 30, 2000 no units have shipped.

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

Overview

    We design, develop, license and market innovative modular software solutions that enable digital video and audio stream management in personal computer systems, consumer electronics devices, and Internet appliances. We also license supporting hardware designs to selected customers and provide customization services and customer support. Our solutions enable decoding and encoding of multimedia formats such as DVD, DBS/DVB and HDTV on personal computer and consumer electronics platforms as well as web browsing and email solutions on Internet appliance platforms. Our digital solutions incorporate industry standards for video and audio compression and are independent of operating systems and silicon components.

    Our customers consist primarily of personal computer, consumer electronics, and Internet appliance manufacturers and distributors. In addition, we supply our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. We anticipate that an increasing percentage of revenues will be derived from consumer electronics, Internet appliances and semiconductor manufacturers. Approximately $3.8 million or 89% of our third quarter 2000 revenues were from license and services. Revenues from personal computer and peripheral manufacturers were derived primarily from Software CineMaster 99, Hardware CineMaster and our Internet appliance device. In March 2000, we introduced CineMaster 2000, which included encoder functionality. License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenues consist of engineering fees from consumer electronics, personal computer, Internet appliance, peripheral and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis.

     By entering into manufacturing and license agreements with third parties under which we will no longer manufacture Hardware CineMaster, we are transforming our business model from a hardware revenue base to a license revenue base. Once the transition to a licensing business model is completed, we will receive either a per unit license fee or a flat fee on all future sales of Hardware CineMaster and future versions of the CineMaster product. In the future, we expect that most of our revenues will be derived from licenses of our software and hardware designs. Largely as a result of this change, we will recognize lower revenues in 2000 than in 1999, which we expect to be accompanied by a decrease in our cost of revenues.

     Currently, our revenues are comprised of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers and Internet appliances, have represented most of our total revenues in the past but are expected to be nominal in the future. During the quarter ended September 30, 2000, hardware revenues included sales of Hardware CineMaster products and Internet appliances. In the quarter ended September 30, 2000, revenue generated by the sale of our hardware products was approximately $0.5 million.

     License revenues consist of fees paid on a per unit basis each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenues consist of engineering fees from consumer electronics, personal computer, Internet appliance, peripherals and semiconductor manufacturers for custom engineering services. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered and accepted, and collectibility is probable.

     The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenue. In cases where a fixed or lump sum license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence of fair value cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the fixed or lump sum license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

     In April 1999, we completed a financing agreement in which we issued convertible securities to an affiliate of Intel of $4.7 million and entered into a license agreement covering certain Intel technology.

     In November 1999, we acquired Teknema, Inc. ("Teknema"), an Internet technology company dedicated to developing software and hardware designs, for an aggregate of approximately $16.0 million in cash, stock and stock options. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $16.2 million recorded in the acquisition are being amortized over a period of four years. Teknema sold Internet appliance software and hardware technology through intellectual property licenses and agreements with

Internet service providers.

     On August 11, 2000, the Company completed the acquisition of all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"). Under the terms of the agreement, the Company paid $3.5 million in cash, issued 178,262 shares of the Company's common stock, and 646,734 shares of non-voting exchangeable preferred stock. Including the associated estimated acquisition expenses, the Cinax acquisition is valued at approximately $7.4 million, although $2.8 million is contingent upon the former Cinax employees becoming employed with the Company. Based in Vancouver, British Columbia, Cinax is a leading provider of digital video technology and tools. Cinax products include a suite of authoring, editing and encryption tools used by clients in the Internet, multimedia and consumer electronics industries worldwide. Cinax's flagship product, WinVCR, enables computer users to record real-time MPEG video straight to their hard drives. The acquisition was recorded under the purchase method of accounting and the estimated excess of the purchase price was recorded as goodwill and other intangible assets and will be amortized over the estimated useful lives of 48 months. The historical results of operations of Cinax are not material to RAVISENT.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

     The following table sets forth, for the periods indicated, the amount (in thousands) and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                              RAVISENT Technologies
                   Consolidated Statements of Operations Data
                                   (unaudited)

                                                                            Quarter Ended September 30,
                                                                 ------------------------------------------------
                                                                        2000                         1999
                                                                 ----------------------      ---------------------
                                                                                                 (as restated)
                                                                              Percent                     Percent
                                                                                 of                         of
                                                                   Amount      Revenue         Amount     Revenue
                                                                 ----------  ----------      ---------   ---------
Revenues:
           License and services .............................      $  3,753       88.8%       $  4,235       80.9%
           Hardware .........................................           475       11.2%          1,003       19.1%
                                                                 ----------  ----------      ---------   ---------

                     Total revenues .........................         4,228      100.0%          5,238       100.0%

           Cost of revenues .................................         1,263       29.9%            992       18.9%
                                                                 ----------  ----------      ---------   ---------


                     Gross profit ...........................         2,965       70.1%          4,246       81.1%

Research and development ....................................         2,686       63.5%          1,633       31.2%
Sales and marketing .........................................         4,298      101.6%          1,172       22.4%
General and administrative ..................................         2,182       51.6%            911       17.4%
Depreciation and amortization ...............................         1,489       35.2%            364        6.9%
Compensation related to stock options .......................         1,691       40.0%            135        2.6%
Acquired in-process research and development ................         1,373       32.5%           --         --
                                                                 ----------  ----------      ---------   ---------

                    Operating income (loss) .................       (10,754)    (254.3)%            31         .6%
Other (income) expense:
           Interest (income) expense, net ...................          (433)     (10.2)%          (573)     (10.9)%
                                                                 ----------  ----------      ---------   ---------

Income (loss) before income taxes ...........................       (10,321)     (244.1)%          604        11.5%
           Provision for income taxes .......................             7          .2%            74         1.4%
                                                                 ----------  ----------      ---------   ---------

Net income (loss) before accretion of discount on mandatory
  redeemable preferred stock ................................       (10,328)     (244.3)%          530        10.1%

Accretion of discount on mandatory redeemable preferred stock          --        --                 94         1.8%
                                                                 ----------  ----------      ---------   ---------
Net income (loss) attributable to common stockholders .......      ($10,328)     (244.3)%       $  436         8.3%
                                                                 =========== ==========      ==========  =========

Revenues. Total revenues decreased 19% from $5.2 million for the quarter ended September 30, 1999 to $4.2 million for the quarter ended September 30, 2000. License and services revenue decreased 11% from $4.2 million to $3.8 million for the quarter ended September 30, 2000, due primarily to a renegotiated agreement with a major customer which was partially offset by an increase in the Company's other software customers. Hardware revenues decreased 53% from $1.0 million for the quarter ended September 30, 1999 to $0.5 million for the quarter ended September 30, 2000, the decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than selling finished goods and components and recording hardware revenue.

     Our revenues are concentrated among a few customers. In the quarter ended September 30, 2000 and September 30, 1999, two customers accounted for 41% and 40% of our revenues, respectively. While we believe that the number of customers incorporating our technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

     We sell our products directly to personal computer, consumer electronics, and Internet appliance manufacturers in North America, Europe, South America and the Pacific Rim. In the third quarter of 2000 companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

     Our revenues are derived from primarily three product lines. In the quarter ended September 30, 2000 our personal computer software and hardware, consumer electronics software, and Internet appliance software and hardware revenues were 62%, 8% and 30% respectively.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues increased 27% from $1.0 million for the quarter ended September 30, 1999 to $1.3 million for the quarter ended September 30, 2000. The increase in cost of revenues was primarily due to increased cost associated with royalties for Dolby Digital.

Gross Profit. Gross profit decreased from $4.2 million for the quarter ended September 30, 1999 to $3.0 million for the quarter ended September 30, 2000, due to lower license and services and hardware revenues. For the quarter ended September 30, 2000, 89% of total revenue was derived from license and services revenues, in comparison to 81% for the comparable quarter in 1999. As a percentage of total revenues, gross profit decreased from 81% for the quarter ended September 30, 1999 to 70% for the quarter ended September 30, 2000, primarily as a result of increased hardware costs as well as increases in the cost of Dolby.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 64%, from $1.6 million for the quarter ended September 30, 1999, to $2.7 million for the quarter ended September 30, 2000. As a percentage of total revenues, research and development expenses increased from 31% to 64%. The increase in research and development expenses in absolute dollars was due primarily to the acquisitions of Teknema and Cinax, which added approximately $0.8 million and $0.2 million, respectively, to the quarterly increase. The increase in research and development expenses as a percentage of total revenues resulted from lower quarterly revenue as well as an increase in research and development spending.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 267% from $1.2 million for the quarter ended September 30, 1999 to $4.3 million for the quarter ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 22% to 102%. The largest portion of this increase is due to funding of $2.4 million in marketing expenses in accordance with the Company's American Trading S.A. Agreement. The remaining increase is due to the building of the sales and marketing teams in the United States as well as the impact of the acquisition of Teknema. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower quarterly revenues and increases in selling and marketing spending.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 140% from $0.9 million for the quarter ended September 30, 1999 to $2.2 million for the quarter ended September 30, 2000. As a percentage of total revenues, general and administrative expenses increased from 17% to 52%. General and administrative expenses increased due to the acquisitions of Teknema and Cinax as well as work on several strategic initiatives and increased rent expense. General and administrative expenses increased as a percentage of total revenues due to these changes and the decline in revenue previously discussed.

Amortization of Goodwill. We recorded amortization and depreciation of $1.5 million for the quarter ended September 30, 2000, compared to $0.4 million for the quarter ended September 30, 1999. The increase primarily relates to the goodwill recorded as part of the Cinax and Teknema acquisitions. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. In September 2000, we recorded $1.7 million of amortization of deferred stock compensation in connection with stock options granted to employees in 2000 and 1999. For the quarter ended September 30, 2000, stock-based compensation expense included $1.4 million of amortization expense for a warrant issued in connection with the American Trading S.A. Agreement. The warrant is fully vested and non-forfeitable on the date of grant, has a two-year term, and contains certain exercise restrictions as described in the warrant agreement. The Company has recorded the estimated fair value of the warrant of $5.6 million as prepaid distribution rights fee and additional paid-in capital and is amortizing the estimated fair value over the shorter of the contract term or the period benefited. In the third quarter, we granted 10,000 stock options at less than fair value to certain employees, which we will amortize the $0.1 million of deferred stock compensation as non-cash compensation expense over the vesting period of the options of 24 months.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The following table sets forth, for the periods indicated, the amount (in thousands) and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                              RAVISENT Technologies
                    Consolidated Statement of Operations Data
                                   (unaudited)

                                                                            Nine Months Ended September 30,
                                                                   -----------------------------------------------------
                                                                           2000                         1999
                                                                   ------------------------    -------------------------
                                                                                                     (as restated)
                                                                                   Percent                    Percent
                                                                                     of                          of
                                                                     Amount        Revenue       Amount        Revenue
                                                                  ------------  ------------  -------------  -----------
Revenues:
           License and services .............................     $  9,973          67.5%        $ 9,763          41.1%
           Hardware .........................................        4,811          32.5%         13,966          58.9%
                                                                  ---------       --------        --------      --------
                     Total revenues .........................       14,784           100%         23,729           100%

           Cost of revenues .................................        7,247          49.0%         13,028          54.9%
                                                                  ---------       --------        --------      --------

                     Gross profit ...........................        7,537          51.0%         10,701          45.1%

Research and development ....................................        7,799          52.7%          4,470          18.8%
Sales and marketing .........................................        8,836          59.8%          3,300          13.9%
General and administrative ..................................        7,840          53.0%          2,894          12.2%
Depreciation and amortization ...............................        4,230          28.6%          1,050           4.4%
Compensation related to stock options .......................        2,451          16.6%            306           1.3%
Acquired in-process research and development ................        1,373           9.3%           --            --
                                                                  ---------       --------        --------      --------

                     Operating loss..........................      (24,992)       (169.0%)        (1,319)         (5.5%)
Other (income) expense:
           Interest (income) expense, net ...................       (1,647)        (11.1)%          (463)         (1.9)%
                                                                  ---------       --------        --------      --------
Loss before income taxes.....................................      (23,345)       (157.9%)          (856)         (3.6%)
           Provision for income taxes .......................           44            .3%             74            .3%
                                                                  ---------       --------        --------      --------
Net loss before accretion of discount on mandatory
   redeemable preferred stock ...............................      (23,389)       (158.2%)           (930)       (3.9%)

Accretion of discount on mandatory redeemable preferred stock           --            --              660         2.8%
                                                                  ---------       --------        --------      --------

Net loss attributable to common stockholders.................     ($23,389)       (158.2%)        ($1,590)       (6.7%)
                                                                  =========       ========        ========      =======

Revenues. Total revenues decreased 38% from $23.7 million for the nine month ended September 30, 1999 to $14.8 million for the nine months ended September 30, 2000 . License and services revenue increased 2% from $9.8 million for the nine months September 30, 1999 to $10.0 million for the nine months ended September 30, 2000. Hardware revenues decreased 66% from $14.0 million for the nine months ended September 30, 1999 to $4.8 million for the nine months ended September 30, 2000. The decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than selling finished goods and components and recording hardware revenue.

     Our revenues are concentrated among a few customers. In the nine months ended September 30, 2000 and September 30, 1999, two customers accounted for 34% and 71% of our revenues, respectively. While we believe that the number of customers incorporating our technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

     We sell our products directly to personal computer, consumer electronics, and Internet appliances manufacturers and distributors in North America, Europe, South America and the Pacific Rim. For the nine months ended September 30, 2000 companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

     Our revenues are derived from primarily three product lines. In the nine months ended September 30, 2000 our personal computer software and hardware, consumer electronics software and Internet appliance software and hardware revenues were 55%, 3%, and 42%, respectively.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, costs associated with shipment of CineMaster 99 and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 44% from $13.0 million for the nine months ended September 30, 1999 to $7.2 million for the nine months ended September 30, 2000. The decrease in cost of revenues was primarily due to declining hardware business.

Gross Profit. Gross profit decreased from $10.7 million for the nine months ended September 30, 1999 to $7.5 million for the nine months ended September 30, 2000, primarily due to lower hardware revenues. For the nine months ended September 30, 2000, 68% of total revenue was derived from license and services revenues, in comparison to 41% for the comparable nine months in 1999. In connection with the changes in our business model, the gross profit percentage for license and services revenues is much higher compared to the gross profit percentage from hardware revenues. As a percentage of total revenues, gross profit increased from 45% for the nine months ended September 30, 1999 to 51% for the nine months ended September 30, 2000, primarily as a result of a higher proportion of license revenues associated with our transition to a business model based on licensing our technology rather than direct sales of hardware products.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 74%, from $4.5 million for the nine months ended September 30, 1999, to $7.8 million for the nine months ended September 30, 2000. As a percentage of total revenues, research and development expenses increased from 19% to 53%. The increase in research and development expenses in absolute dollars was due primarily to the acquisitions of Teknema and Cinax, which added approximately $2.0 million and $0.2 million, respectively, to the nine month increase, as well as increased headcount.

The increase in research and development expenses as a percentage of total revenues resulted from lower quarterly revenues as well as increases in research and development spending.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 168% from $3.3 million for the nine months ended September 30, 1999 to $8.8 million for the quarter ended September 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 14% to 60%. A large portion of this increase is due to the funding of $2.4 million in marketing expenses in accordance with the Company's American Trading S.A. Agreement. Additionally, increases in staff expense related to the building of sales and marketing teams in the United States contributed to the increase in sales and marketing expense. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower quarterly revenues and increases in selling and marketing spending.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 171% from $2.9 million for the nine months ended September 30, 1999 to $7.8 million for the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses increased from 12% to 53%. In absolute dollars, the general and administrative expenses increase was due to the acquisitions of Teknema and Cinax as well as additional employees needed for added infrastructure since going public. Additionally, higher legal and accounting expenses were incurred in connection with work associated with a potential acquisition, additional activities in connection with our year-end audit, and anticipated legal expenses in connection with our class action legal proceedings. General and administrative expenses increased as a percentage of total revenues due to increased general and administrative spending as well as lower quarterly revenues.

Amortization of Goodwill. We recorded amortization and depreciation of $4.2 million for the nine months ended September 30, 2000, compared to $1.1 million for the nine months ended September 30, 1999. The increase primarily relates to the goodwill recorded as part of the Cinax and Teknema acquisition. See"--Acquired In-Process Research and Development Expense."

Stock-based Compensation. Stock-based compensation for the nine months ended September 2000 included a grant of options with an estimated fair value of $0.7 million to certain employees. This grant and the grants from 1999 are amortized as non-cash compensation expense over the vesting periods of the options, ranging from 18 to 48 months. Also included in this expense for the nine months ended September 30, 2000 is a one-time charge for stock compensation of $0.3 million to a former employee. Stock-based compensation expense also included $1.4 million of amortization expense for the warrant issued in connection with the American Trading S.A. Agreement. The warrant is fully vested and non-forfeitable on the date of grant, has a two-year term, and contains certain exercise restrictions as described in the warrant agreement. The Company has recorded the estimated fair value of the warrant of $5.6 million as prepaid distribution rights fee and additional paid-in capital and will amortize the estimated fair value over the shorter of the contract term or the period benefited.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In August 2000, we completed the acquisition of Cinax, a company located in Vancouver, British Columbia. The purchase price included $2.7 million in cash, approximately 138,000 shares of common stock, and approximately 226,000 shares of no par, non-voting exchangeable preferred stock of a subsidiary, having a combined value of $1.6 million. Including the associated acquisition expenses of $0.3 million and excluding contingent consideration of $2.8 million, the Cinax acquisition purchase price is valued at approximately $4.8 million.

     The acquisition of Cinax was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of $1.4 million to our operations in September 2000. The in-process research and development technology was valued using the Income Approach, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

     The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $3.2 million has been recorded as goodwill and other intangible assets. This amount is being amortized on a straight-line basis over four years.

     As of the acquisition date, Cinax was conducting ongoing research and development into new products in the form of two projects, including enhancements to the existing products previously developed by Cinax. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The two research and development projects included:

     WinVCR version 2. This product enables computer users to record real-time MPEG video straight to their hard drives. The current upgrade includes a substantial amount of new features such as better programmability as well as faster, embedded encoding capabilities with MPEG-2. At the time of acquisition, this development project was approximately 75% complete.

     MediaLock. This product is designed for rights management of video distribution over digital networks. This product is expected to allow content producers to easily protect their copyrights prior to distribution given its frame scrambling, playtime decryption and unique password system capabilities. At the time of acquisition, this development project was approximately 50% complete.

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

     Advance Set-Top Box/Technology. This product was a customized television set-top box which incorporated an easy-to-use Web browser and electronic mail ("e-mail") consumer application. This product was enhanced with secure transaction smartcard application and JavaScript capabilities, as well as
     V.90 modem and broadband capabilities. Subsequent enhancements included an Internet integration platform, scripting and graphic capabilities of an embedded Web browser. At the time of acquisition, the primary development efforts were focused on developing a full-featured advanced set-top box (and associated technology that can be licensed to third parties) that will be a complete redesign of an existing Teknema product using a new operating system, a new, faster processor and adding multimedia capabilities. Some of the development efforts include developing or utilizing:

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

     DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. This core technology was completed in the second quarter of 2000 and was released in RAVISENT'S CinePlayer(TM) DVR product for use by PC OEMs and IHVs.

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

     HDTV Software Decoder, a software solution designed to allow a personal computer to process HDTV signals without the need for a hardware solution. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 15% complete. Viona had incurred approximately $15,000 of research and development expense and estimated that $150,000 would be required to complete the development of the project. Development was completed in the second quarter of 2000 and released to a customer in a development kit form. This HDTV development kit offers full software-based audio/video decoding and data extraction.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of September 30, 2000 we had approximately $21.5 million in cash and cash equivalents.

     Net cash used in operating activities for the nine months ended September 30, 2000 was $23.2 million, compared to cash used in operating activities of $4.2 million for the nine months ended September 30,1999. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including non-cash compensation expense.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $4.0 million, compared to cash used in investing activities of $1.6 million for the nine months ended September 30, 1999. Cash used in investing activities for the nine months ended September 30, 2000 consists primarily of the acquisition of Cinax and the expansion of our facilities.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $0.6 million, compared to cash provided by financing activities of $63.5 million for the nine months ended September 30, 1999. Cash provided by financing activities for the nine months ended September 30, 2000 was primarily attributable to the net proceeds from stock option and warrant exercises, and the payment of the balance due on a note receivable for the purchase of equity securities of the Company. Cash provided by financing activities for the nine months ended September 30, 1999 was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

     As of September 30, 2000, our principal commitments consisted of obligations outstanding under a distribution rights agreement, equipment and facilities leases and notes payable to partially fund our operations and capital purchases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 15% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. In addition, we have approximately $0.5 million at September 30, 2000 of payments due to the former owners of Viona. This amount is payable during the fourth quarter of 2000.

In June 2000, the Company entered into a one-year distribution rights agreement with ATSA for distribution of the Company's Internet television set-top box product in Brazil. Under the terms of the agreement the Company is obligated to share in the cost of joint marketing initiatives totaling $3.4 million. For the three and nine months ended September 30, 2000, the Company paid $2.4 million of the joint marketing initiatives pursuant to the terms of the agreement, which are included in sales and marketing expense in the Company's consolidated statements of operations. The remaining $1.0 million is expected to be paid to ATSA and expensed in the quarter ending December 31, 2000.

     In February 2000, the Company entered into a 60-month operating lease for its facilities in San Jose, California, commencing May 2000. The lease provides for minimum monthly rent of approximately $21,000 per month plus operating expenses of approximately $8,000, totaling approximately $29,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $12,000 per year. In September 2000, the Company vacated its former Palo Alto and San Jose offices.

     In March 2000, the Company entered into an 84-month operating lease for its corporate office facilities in Malvern, Pennsylvania, effective September 1, 2000. The lease provides for minimum annual rent of approximately $660,000, payable in monthly installments of approximately $55,000 plus operating expenses of approximately $30,000, totaling approximately $85,000 monthly. The lease provides for annual increases to the minimum annual rent of approximately $20,000 per year. The Company vacated its former Malvern facility during the third quarter of 2000.

     As of September 30, 2000, we had a $5.0 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable, as defined in the credit agreement, and bears interest at the bank's prime rate (9.5% at September 30, 2000).

     At September 30, 2000, no borrowings against this line of credit were outstanding and $2.4 million was available under the line of credit. This line of credit expires in June 2001. Silicon Valley Bank has senior security interest in substantially all of our assets. We are required to comply with a quarterly tangible net worth covenant, as defined in the loan and security agreement. On September 30, 2000 the Company was in compliance with all debt covenants.

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

    .  the mix of license, services and hardware revenues;

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABLITIY IN THE FUTURE

     We had a net operating loss of $10.3 million for the quarter ended September 30, 2000. To date, we have not achieved profitability on an annual basis, and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. We expect to significantly increase our sales and marketing, product development, engineering and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability.

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

OUR BUSINESS SIGNIFICANTLY DEPENDS UPON OUR CINEMASTER PRODUCTS, AND IT IS UNCERTAIN WHETHER THE MARKET WILL CONTINUE TO ACCEPT THESE PRODUCTS

     In the quarter ended September 30, 2000, we derived approximately 61% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

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

     We regard the protection of patentable inventions as important to our future opportunities. We currently have seven U.S. patent applications pending relating to our digital video and audio stream management technology. We also have one issued patent and one patent pending application under the Patent Cooperation Treaty. However, none of our technology is patented outside of the United States nor do we currently have any international patent applications pending. It is possible that:

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

     We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have three pending trademark applications for the marks "RAVISENT," "RAVISENT Technologies" and the RAVISENT logo. We also have an issued U.S. trademark for the mark "CineMaster." We also have numerous other trademark applications pending in the U.S. Patent and Trademark Office. None of our trademarks are yet registered outside of the United States. Moreover, despite any precautions which we have taken:

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

  . A group of companies mostly comprised of consumer electronics manufacturers has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of products that incorporate the MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license fees for use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA members' claims, and we may be required to pay license fees in connection with the use of MPEG-2 technology in the future.

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

WE MAY NOT BE ABLE TO PROFIT FROM GROWTH IN OUR BUSINESS IF WE ARE UNABLE TO EFFECTIVELY MANAGE THE GROWTH

     Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have added engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On September 30, 2000, we had a total of 167 employees compared to a total of 104 employees on September 30, 1999. Our growth so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The pace of our expansion, together with the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licensees rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring on a rapid basis while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. We expect that we will also have to expand our facilities, and we may face difficulties identifying and moving into suitable office space. In addition, we will need to:

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF OR INVESTMENTS IN OTHER COMPANIES

     We have very limited experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services. In he future, we may make acquisitions or investments in other companies, products or technologies. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. However, the key personnel of the acquired company may decide not to work for us. Moreover, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in our efforts to assimilate acquired businesses that could make management of our business very difficult.

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED EMPLOYEES, WHICH WOULD IMPAIR OUR ABILITY TO GROW

     We intend to hire a significant number of additional sales, support, marketing, engineering and product management personnel in 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we have significant operations in San Jose, California. We have in the past and expect in the future to face difficulties locating qualified personnel in these locations. We have had, and expect to continue having greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

WE MAY ENCOUNTER SIGNIFICANT DIFFICULTIES IN INTEGRATING OUR NEWEST SUBSIDIARIES THAT COULD RESULT IN UNEXPECTED FUTURE EXPENSES AND DIFFICULTIES IN FINANCIAL REPORTING

     In November 1999, we completed the acquisition of Teknema, Inc. and in August 2000 we completed the acquisition of Cinax Designs Inc. However, we may not be able to successfully integrate the companies. Combining our companies requires, among other things, integrating our respective technologies, coordinating our research and development and financial reporting efforts, and continuously evaluating whether existing systems and procedures meet our growth requirements, especially our financial and internal control systems and management structure. Important aspects of the integration, such as improving financial controls and reporting, are still in process and may not be completed smoothly or successfully. If we fail to integrate these areas, we may be unable to maintain uniform standards, procedures, controls and policies. Integrating operations such as engineering, may require our management to dedicate resources that may temporarily distract them from our day-to-day business, including from the development of new products, which could result in delays in introducing these new products. Coordinating geographically separated organizations with distinct cultures may increase the difficulty of our integration. If we fail to successfully complete the integration of Teknema's operations, our business could be harmed.

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

     In the quarter ended September 30, 2000, we derived approximately 32% of our revenues from sales to foreign companies, and we expect to derive an increasing amount of our revenue from sales outside North America. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business on an international basis, including, among others:

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

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER OUR FUTURE DIRECTION

    Executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately twenty-five percent (25%) of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

    Our success currently depends upon continued demand for digital entertainment products in the personal computer, consumer electronics and Internet appliance markets. The majority of our revenues for the quarter ended September 30, 2000 resulted from sales of digital entertainment products. In addition to the risks inherent in the personal computer, consumer electronics and Internet appliance industries, the market for digital entertainment products also contains risk and uncertainties, including:

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

COMPETITION IN OUR MARKETS IS LIKELY TO CONTINUE TO INCREASE AND COULD HARM OUR BUSINESS

    We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), Zoran Corporation, InterVideo Inc, and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc., CyberDrive and we also compete against several smaller companies. We also compete with the internal research and development departments of other software companies as well as those of personal computer, peripherals, consumer electronics and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

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

    In February and March 2000, eleven (11) securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and
Rule 10b-5 promulgated thereunder during the periods stated above. There may be additional purported class action lawsuits filed against us based upon similar alleged facts and claims. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially affect our results of operations, liquidity and financial condition.

    In August 2000 a claim was filed against the Company in the United States District Court for the Western District of Washington at Seattle alleging breach of an agreement whereby the plaintiff was to receive a fee in connection with the sale of Cinax to the Company totaling approximately $0.6 million in cash and Company common stock. In September 2000, the Company filed an answer with appropriate affirmative defenses.

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

(c)  USE OF PROCEEDS

    On July 15, 1999, the Company's Registration Statement on Form S-1 covering the Offering of 5,750,000 shares of the Company's Common Stock, Commission file number 333-77269 was declared effective.

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

    The net proceeds of the Offering to the Company (after deducting the foregoing expenses) were $61,422,000. From the effective date of the Registration Statement to September 30, 2000, the net proceeds have been used for the following purposes:

Construction of plant, building and facilities ....................     167,266
Purchase and installation of furniture
 and equipment ....................................................   3,480,000
Acquisition of other business (including
 transaction costs) ...............................................   8,311,670
Working Capital ...................................................  26,948,064
Temporary investments, including cash
 and cash equivalents .............................................  21,515,000
Other purposes (for which at least $100,000
 has been used), including:
    Investments, including debt instruments of the
    United States Government and its agencies and
    in high quality corporate Issuers .............................   1,000,000
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

     None.

ITEM 5:  OTHER INFORMATION

     None

ITEM 6:   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------

27.1                      Financial data schedule

99                        Acquisition Agreement Dated July 13, 2000


(b)  REPORTS ON FORM 8K

     None

November 14, 2000 RAVISENT TECHNOLOGIES INC.

          /s/ Thomas J. Fogarty

              Thomas J. Fogarty
              Chief Financial Officer



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.