Form 10-K
period 2000-12-31
RAVISENT TECHNOLOGIES INC
filed 2001-04-02
CIK 1052593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the fiscal year ended December 31, 2000.


[_]   Transition Report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 [No fee required] for the transition period      from
      to        .

                       COMMISSION FILE NUMBER: 000-26287


                           RAVISENT TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           23-2763854
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)


                            205 Great Valley Parkway
                          Malvern, Pennsylvania 19355
                                 (800) 700-0362
    (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)
       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:


                                                  Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                      -------------------
  Common Stock, par value $.001 per share               NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 23, 2001, RAVISENT Technologies Inc. had 17,464,756 outstanding shares of common stock. Of those, 15,383,241 shares of common stock were held by non-affiliates. The aggregate market value of such common stock held by non-affiliates, based on the average of the high and low sales prices of such shares on the NASDAQ National Market on March 23, 2001, was approximately $33,650,840. Shares of common stock held by each officer and director and each person who owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement prepared in connection with its 2001 Annual Meeting of Stockholders, to be held on June 19, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 90.

                          RAVISENT TECHNOLOGIES INC.

                           FORM 10-K ANNUAL REPORT

                         (Year Ended December 31, 2000)

                               Table of Contents

                                     PART I
Part I                                                                                      Page
                                                                                            ----
    Item 1      Business                                                                     4
    Item 2      Properties                                                                  33
    Item 3      Legal Proceedings                                                           33
    Item 4      Submission of Matters to a Vote of Security Holders                         34

Part II
    Item 5      Market for Registrant's Common Equity and Related Stockholders Matters      35
    Item 6      Selected Financial Data                                                     37
    Item 7      Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                  38
    Item 7a     Quantitative and Qualitative Disclosure about Market Risk                   54
    Item 8      Financial Statements and Supplementary Data                                 54
    Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                  89

Part III
    Item 10     Directors and Executive Officers of the Registrant                          89
    Item 11     Executive Compensation                                                      89
    Item 12     Security Ownership of Certain Beneficial Owners and Management              89
    Item 13     Certain Relationships and Related Transactions                              89

Part IV
    Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K

           Cautionary Statement Concerning Forward-Looking Statements

     The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the personal computer industry in general and our specific market areas; changes in prevailing interest rates and the availability of terms of financing to fund the growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward- looking statements contained herein to reflect future events or developments. References herein to "RAVISENT," "we," "our," and "us" collectively refer to RAVISENT Technologies Inc., a Delaware corporation, and all of its direct and indirect U.S., German and Canadian subsidiaries.


                                     PART I

ITEM 1.   Business


General

     RAVISENT is an intellectual property licensing company providing digital audio and video software solutions and technology to industry leading PC OEMs, empowering them to deliver highly competitive, cost-effective products with a strong time-to-market advantage. We also provide customization services and customer support. We offer a web based retail site to allow users to upgrade and purchase the latest products from us. Our software allows personal computer manufacturers to address digital multimedia formats such as digital versatile disks, or DVD; digital video recording, or DVR; direct broadcast satellite, or DBS; its European counterpart, digital video broadcasting, or DVB; and high-definition television, or HDTV. Until March 2001, we also sold products and provided services in the consumer electronics market and the Internet appliance market. However, as described below under the heading "Company History," we have disposed of our electronics business and our Internet appliance business.

     In 2001, we plan to continue to focus on the PC market. In general, the PC DVD market continues to be a very competitive place. Our focus will be to continue to sell our PC DVD, DTV and DVR IP solutions. We plan to exploit our technology by enhancing our product offering, building new products, expanding our partnerships globally and building market share. Our organization continues to see opportunity for our PC products in the marketplace and we have confidence in the prospects of our products being released in 2001.

     We are well positioned to move forward with key distribution partnerships such as that with Phoenix Technologies Ltd., the strength of our balance sheet, our managerial expertise and our core intellectual property. As part of our efforts in 2001, we will continue to evaluate alternative strategic directions for the organization.

     Our products incorporate a common, high-performance software code using modular software architecture and are independent of operating systems and silicon components. As digital technology continues to evolve and standards change, we can add new modules to our software to provide additional functionality without altering the existing core components of our digital solution. This allows personal computer manufacturers to use our products across multiple markets, achieve faster time-to-market, develop a customizable, consistent look and feel across product lines and reduce technical support costs. Our current products consist of high-performance digital video and audio decoding and encoding solutions. Our software and hardware reference design solutions provide personal computer manufacturers with a foundation to support future components, operating systems and functionalities in a rapid and cost effective manner.

     Our products focus on the personal computer market. We license our software and hardware reference design solutions to the top personal computer manufacturers based on total unit sales. Personal computer and peripherals manufacturers currently shipping our products include ATI Technologies, Inc., Dell Computer Corporation, Fujitsu Microelectronics, Inc., Gateway Inc., Hewlett-Packard Company, Matrox Graphics, Inc., and Siemens Corporation. We also have strategic relationships with ATI Technologies, Cirrus Logic, Inc., Dolby Laboratories, Inc., Intel Corporation, and STMicroelectronics NV. The strategic relationship with Conexant Systems Inc. was transferred to Phoenix Technologies Ltd. pursuant to the Asset Purchase Agreement.

Company History

     We were incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed our name to Quadrant International, Inc. in May 1994. In April 1999, we changed our name to Divicore Inc and then reincorporated in Delaware as RAVISENT Technologies Inc. in June 1999.

     During the year ended December 31, 2000, and prior to the asset sale transactions described below, our business focused on the development and licensing of software and hardware design solutions that serve as platforms for digital entertainment devices. Our intellectual property was licensed by manufacturers of personal computers, consumer electronics devices and Internet appliances. We also provided customization services and customer support.

     In August 2000, we acquired Cinax Designs Inc., a provider of digital video technology and tools, for an aggregate of approximately $3.5 million in cash and the issuance of an aggregate of 825,000 shares of our common stock and no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., which shares of preferred stock are exchangeable on a one-for-one basis at the option of the holder, into shares of common stock of RAVISENT Technologies Inc. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.4 million of the purchase price as acquired in-process research and development. Cinax products include a suite of authoring, editing and encryption tools used by clients in the Internet, multimedia and consumer electronics industries worldwide. Cinax' flagship product, WinVCR, enables computer users to record real-time MPEG video straight to their hard drives.

     Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, RAVISENT Technologies Inc. and certain of its subsidiaries, RAVISENT Technologies Internet Appliance Group, Inc., Ravisent I.P., Inc. and Ravisent Operating Company, Inc. sold substantially all of the assets of our Internet appliance business, excluding inventory, to Phoenix Technologies, Ltd., a Delaware corporation, for approximately $18 million in cash consideration, of which $1.8 million is being held by a third party in escrow for 12 months for indemnification purposes. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business. Under the agreement, Phoenix Technologies purchased, among other things, our e-Surfer embedded software Internet browser and related hardware designs for the Internet Appliance market. In addition, in connection with this asset sale, 13 of our employees associated with our Internet appliance business accepted employment with Phoenix.

     Effective as of March 1, 2001, and pursuant to an Asset Acquisition Agreement dated as of January 18, 2001, RAVISENT Technologies Inc. and certain of its direct and indirect subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, transferred certain assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH, a German corporation. The assets transferred include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. In addition, approximately 80 of our employees, most of whom were associated with the consumer electronics business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.1 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our Internet appliance products and personal computer products. Further, pursuant to the terms of the Asset Acquisition Agreement, we have agreed not to compete in significant aspects of the consumer electronics market for a period of five years from March 1, 2001.

Industry Background

     Historically, the personal computer developed around digital technology using the central processing unit, or CPU, which was initially expensive and unable to simultaneously run the operating system and manipulate video and audio inputs at satisfactory performance levels. As a result, digital entertainment content was managed by a stand-alone semiconductor device or module. Advances in semiconductor technology have dramatically lowered the price of high performance microprocessors, allowing personal computers to employ software solutions to manage video and audio streams in a digital format without overburdening their CPUs. Moreover, today, when evaluating a digital personal computer, consumers are increasingly demanding digital entertainment capabilities such as DVD, 3-D graphics, video editing and MP3 audio playback. Analog formatted devices cannot provide these capabilities. Meanwhile, digital formats have emerged that provide higher image resolution and quality, the opportunity to deliver a wide range of new services and content, more efficient use of limited transmission spectrums and the ability to deliver customized and interactive services. As a result, a growing number of personal computer manufacturers are storing, accessing and playing video and audio streams in a digital format.

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

  .  Evolution of Standards.

     Historically, a significant barrier to the growth of digital video and audio technology was the lack of widely accepted technological standards. Today, industry participants have adopted a video compression standard known as MPEG-2 and MPEG-4 that enables video and audio compression for digital transmission and storage. MPEG-2 is currently deployed as the DVD solution in personal computers and DVD players and has been adopted as the standard for digital television, or DTV, and high-definition television, or HDTV. In addition, Dolby Digital, formerly known as AC-3, designed by Dolby Laboratories, has emerged as an industry standard for audio compression.

  .  Government and Private Initiatives.

     A number of government and private initiatives have also emerged to fuel the shift from analog to digital technology. For example, the cable television industry has adopted the "OpenCable" standard under which digital cable boxes will be manufactured and sold through retail channels similar to personal computers and television sets, thereby creating a new product market. Also, under the Telecommunications Act of 1996, all broadcasters are scheduled to change their broadcasting formats to digital and to cease carrying analog broadcasts by 2006. This may require every owner of an analog television set to purchase either a new digital television set or a digital converter box in the next 5 years.

 .   Increasing Availability of Content.

     The introduction of many forms of stand-alone content for digital media will lead consumers to shop for devices, such as DVD players and recorders, digital cable set-top devices and digital television sets, on which stand-alone content can be seen, heard, edited and stored. Already, there are over 3,000 movie titles available in DVD format. The recording industry has adopted the DVD format to be used in next-generation audio devices. Cable television providers have adopted content strategies intended to capitalize on the trend toward digital technology through increased channel capacity and higher-resolution, interactive digital programming.

     Advances in microprocessor speed and capacity coupled with the shift to digital technology are leading the personal computer market to change at an accelerating pace. As the personal computer industry changes, two major trends have emerged. First, the integration of video and audio streams with digital technology is increasing the complexity of product design. Second, products have shorter life cycles as a result of rising digital processing capabilities, falling prices of semiconductors and rapidly improving software. Therefore, personal computer manufacturers are looking for easily adaptable software-based solutions that provide faster time-to-market and the flexibility to innovate in response to changing consumer preferences without the risk of quick obsolescence.

     We believe that major personal computer manufacturers will seek to leverage their brand recognition in order to capitalize on the emerging market for digital entertainment devices. For example, all existing television sets, videocassette recorders and stereos are candidates for upgrade to digital technologies. We believe that these product solutions must be extendible, have a customizable architecture that allows product differentiation, facilitate migration across product lines and markets, and enable multiple technologies within a single device. In particular, in order to keep pace with the rapidly changing product cycles of personal computer manufacturers and be cost effective, these product solutions must rely on software that is independent of operating system and hardware platforms.

The RAVISENT Solution


     We develop and license IP software and hardware reference design solutions that enable digital entertainment in personal computer systems. Our solutions include high-performance digital video and audio decoding and encoding engines, graphical user interface tools, device software drivers, navigation software system test tools and hardware design expertise. Our digital solutions incorporate industry standards and are independent of operating system and silicon components. By using our solutions, our customers can reduce material costs, development costs and time-to-market, increase functionality and improve the quality of their digital entertainment products.

     We believe that our digital solutions provide a number of significant advantages for manufacturers of personal computers. Our digital solutions are built using the same powerful, easily customizable, modular software architecture. This modular approach frees our customers from semiconductor design cycles and provides them with enhanced flexibility, enabling them to rapidly introduce products to market that incorporate customized feature sets. As digital technology continues to evolve and standards change, we can add new modules to our software to address the changes without altering existing components of our digital solutions.

     For example, Gateway Computer uses our DVD decoding solutions across multiple product lines of its DVD-enabled desktop personal computers. Gateway has migrated our solution across multiple product cycles through our customization and optimization services, even when the different cycles involve changing graphics requirements and different microprocessors. Our digital solution allows Gateway to use the same user interface in each of these product lines while maintaining high quality video and audio performance and rapid time-to-market delivery.

Markets and Applications


     We believe our digital video and audio solutions will enable personal computer manufacturers to provide the next generation of digital devices. A few of the current and future applications for these devices are the following:

     Digital Versatile Disk. The DVD market is expected to experience rapid growth. IDC predicts that the number of DVD-ROM units for personal computers sold worldwide will grow from 18 million units in 2000 to 35 million units in 2002, representing a compound annual growth rate of 75%. This market projection is based upon assumptions regarding the level of growth in sales of personal computers, the desire of personal computer manufacturers to offer additional functionality by upgrading CD ROM drives to DVD-ROM and the current supply of necessary components and the speed with which the prices of DVD-ROM drives is expected to decline. There can be no assurance that these projections will be achieved. Currently, we are shipping various products for the decoding and playback of DVD titles on a personal computer.

     Digital Television. One of our key strategies is to pursue the digital television market, which we expect to be the next major technological advancement in home electronics. According to The Yankee Group, there is an installed base of 250 million analog television sets in the United States alone that may ultimately require a separate set-top box or upgrade to accommodate digital technologies. Digital broadcast television was first successfully launched in the United States in 1996 via digital broadcast satellite, with digital broadcast satellite now delivering direct broadcast television to over five million households today. Digital television has also begun to move into the large over-the-air market. Under the Telecommunications Act of 1996, all broadcasts are scheduled to be in a digital format by 2006. We are currently developing software and hardware design solutions that enable the viewing of digital television streams on personal computers.

     Digital Cable. In an effort to deliver more channels and services, including online and interactive services, cable providers are beginning to upgrade analog cable boxes with digital boxes. For example, Tele-Communications, Inc. and eight other multiple cable system operators announced in January 1999 the purchase of

15 million digital cable set-tops from General Instrument Corporation. We have not shipped any digital cable products to date, but are developing software and hardware design solutions that will enable the viewing of digital cable television streams using a personal computer.

Strategy


     In 2001, we plan to continue to focus on the PC market. In general, the PC DVD market continues to be a very competitive place. Our focus will be to continue to sell our PC DVD, DTV and DVR IP solutions. We will exploit our technology by enhancing our product offering, building new products, expanding our partnerships globally and building market share. We continue to see opportunity for our PC products in the marketplace and we have confidence in the prospects of our new products being released in 2001.

     We are well positioned to move forward with key distribution partnerships such as that with Phoenix Technologies, the strength of our balance sheet, our managerial expertise and our core intellectual property. As part of our efforts in 2001, we will continue to evaluate alternative strategic directions for our business.


Key elements of our strategy include:

     Grow License Business Model Among Top Tier Personal Computer Manufactureres. Our strategy includes licensing our software and hardware reference design solutions to leading manufacturers of personal computers and to continue to partner with STMicroelectronics to deliver products into the consumer electronics market. We believe that the success of our manufacturing customers in the digital entertainment markets will continue to validate our technology. We intend to leverage our existing customer relationships into additional product lines and to seek out additional customers in the personal computer market. We believe that our license model avoids the risks of manufacturing, storing and distributing hardware-based digital solutions while simultaneously increasing profitability. We also believe that by developing customized solutions in partnership with our customers, we will secure a stronger position in a market that is increasingly commoditized.

     Leverage Technology and Expertise into New Markets. We intend to leverage our modular software and hardware reference design solutions into multiple markets, such as the emerging DTV, HDTV, DBS/DVB, and digital cable. We believe that these markets will continue to undergo dramatic growth in the next few years and that the extensibility of our products across multiple digital markets will provide us with an advantage over competitors focused on a single product, technology or market.

     Extend Technological Leadership. We have established our line of CineMaster and CinePlayer products as a leading DVD solution for the personal computer market. Our experience in providing digital video and audio technologies has enabled us to stay at the forefront of the transition to digital technologies and successfully bring DTV and DVR solutions to market. For example, we believe we were the first company to display a working DVD decode solution on a personal computer, the first company to demonstrate an HDTV decode solution on a personal computer and the first company to display an all-software HDTV decode solution. We intend to continue to invest in research and development both internally and in conjunction with our customers and strategic partners to maintain our technological leadership, improve our current product offerings and leverage our proprietary technologies.

Technology

     We have designed our digital entertainment solutions to be independent of the hardware platform on which they run. Our designs are based on a modular software architecture, whereby each of the technical standards that are used for various digital media is addressed through an independent self-contained module of our software. For example, compliance with MPEG-2 and Dolby Digital has been achieved through completely discrete components of our software that can be "plugged in" to each other or to other modules addressing other standards or features of our products. Furthermore, each of these modules can address particular semiconductors or CPUs as needed. As a result, our architecture allows personal computer manufacturers to choose different combinations of software and hardware configurations for their products while maintaining a consistent look and feel.

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

  .  Hardware Reference Designs

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

  .  Media Decode/Convergence User Interface/Internet Browser/Intelligent Agent

     Upon delivery, the "Media Decode" module translates the compressed data into video and audio streams. At this point, our "Convergence User Interface" module allows users to control the final presentation of the stream as well as to provide a customized look and feel. We plan to add intelligent agents that would enable user habit-based automatic programming and simultaneous playback and recording capabilities.

  .  User Presentation

     As a final step, our "User Presentation" module converts the audio and video streams to the proper output format for presentation on multiple devices including computer monitors, television sets and speakers.

Products and Services

Products

     We license our high-performance, customizable, modular software and hardware design solutions to manufacturers to enable digital video and audio playback and recording within the personal computer industry. We currently license the following products:

     Software CineMaster, a software-only DVD solution that is licensed to the top personal computer manufacturers to enable DVD playback in their products. Software CineMaster is incorporated into the operating system of personal computers or sold separately as part of an after-market solution bundled with a graphics card. Compaq and Gateway systems incorporating Software CineMaster won the PC Magazine Editors' Choice Award in March 1999 and December 1998, respectively. These awards cited both the quality of the DVD playback in these systems and our Software CineMaster product as responsible for DVD decoding in these systems. We receive a per unit license fee from the personal computer manufacturers for each system or device sold by them that incorporates this product.

Software CineMaster HDTV, a software design solution that provides high definition television audio and video. We offer this product to personal computer original equipment manufacturers and independent hardware manufacturers. We are currently shipping this product. We receive a per unit license fee from the partner for each system or device sold by them that incorporates this product.

Software CineMaster DVR, a software application that provides personal computer users with the ability to view and record simultaneously their live broadcast video and other sources of analog video input. Additionally, while recording, the user will be able to pause, rewind and playback video at any chosen point in the video stream. This product is released to the market, we receive a per unit license fee from the personal computer original equipment manufacturers and the television tuner manufacturers licensing or shipping this product. We are not currently shipping this product.

DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. This core technology was completed in the second quarter of 2000 and was released in our CinePlayer(TM) DVR product for use by PC OEMs and IHVs.


     Information pertaining to revenues attributed to classes of products is included in note 21 of the notes to the consolidated financial statements, filed herewith at Item 8 - Financial Statements and Supplementary Data.

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


E-Commerce Opportunities

     In November 2000, we launched RAVISENTDIRECT.com, the first e-commerce site designed to distribute our digital video products, updates and upgrades directly to consumers. The goal is to allow users of our CineMaster and CinePlayer digital video software to have a vehicle to access the latest product updates and upgrades. In connection with launch of the web site, we also conducted a weeklong kick-off promotion including special introductory product promotions to inaugurate the launch of the site. The launch of RAVISENTDIRECT.COM is our initiative to help the marketplace get access to the latest software products directly from us. Digital video technology is forever changing. Our ability to respond to market needs quickly and build a vehicle that can facilitate better relationships with the market is critical to our long-term success.

     CinePalette, CinePlayer Editor, CinePlayer DVR and CinePlayer DVR Plus are available through our online store. CinePalette is a tool for compressing video and audio files for the Internet. CinePlayer Editor is a video-editing product designed for the PC desktop and Internet marketplace. Our CinePlayer DVR and CinePlayer DVR Plus each record TV and video from a PC TV tuner card directly into MPEG-1, ASF and

MPEG-2 file formats. Users can record from any video source straight onto a hard drive in real-time allowing users the flexibility to watch shows whenever they choose without requiring additional external hardware.

     All of the products featured on our site have full technical support resources online so that users can get answers to their most pressing questions. Users have the ability to download free trial versions of our software, giving them the ability to "try-before-they-buy." The web site contains technical documentation on how to obtain the latest drivers and how to obtain online support for our products.

     We anticipate a significant amount of interest in RAVISENTDIRECT.com as many of our users have been waiting for a vehicle, which enables them to remain connected with the latest multimedia technology from us, and we have made every effort to make RAVISENTDIRECT.com the answer.

     The ultimate goal for RAVISENTDIRECT.com is to create a community where CinePlayer and CineMaster users can gather to exchange information and experiences, helping them stay informed and connected. Additionally, a free monthly email newsletter is also available for all users wishing to subscribe. We believe that RAVISENTDIRECT.com will be a place for users to collaborate, communicate and share their collective knowledge.

Sales and Marketing

     Our sales and marketing activities are focused on establishing and maintaining license arrangements with personal computer, peripherals and semiconductor manufacturers. We license our digital solutions on a non-exclusive worldwide basis to personal computer, peripherals and semiconductor manufacturers that sell products incorporating these technologies to end users. We also license our digital solutions on a non-exclusive worldwide basis to manufacturers that incorporate our technology in products for personal computers.

     We sell our digital solutions worldwide to personal computer manufacturers through our direct sales force.

     We continue to establish strategic relationships with peripherals and semiconductor manufacturers in an effort to establish our solutions as the standard for digital video and audio stream management. In addition to our relationships with STMicroelectronics, we work closely with major software and hardware providers such as Advanced Micro Devices, Inc., ATI Technologies and Intel in designing our digital solutions so that our final product will interact smoothly with their software and hardware platforms. We also maintain close relationships with graphics card vendors to maximize our product flexibility and support. We work closely with our customers to anticipate market demand and user requirements and to maximize consumer acceptance and long-term viability of our solutions. In 2000 we supplemented our distribution channel by establishing an Internet presence, RAVISENTDIRECT.com, to maximize direct contact with our customers, facilitate electronic sales of our products and sell associated products directly to end users.

     We participate in industry conferences to market and demonstrate our technology and distribute quarterly press kits to disseminate information regarding our latest advances.

Customers

     Our typical customers and partners are personal computer, peripherals and semiconductor manufacturers that benefit from our digital entertainment solutions. As of December 31, 2000, computer and peripherals manufacturers shipping products that incorporate our technology included: Dell Computer, Gateway, Hewlett-Packard, ATI Technologies, and ST Microelectronics. For the year ended December 31, 2000, three customers, Wongs Electronics Co., Ltd., Gateway, Inc. and Hewlett-Packard Company, accounted for 19%, 19%,and 11%, respectively of our revenues and for the years ended December 31, 1999 and 1998, one customer, Dell, accounted for 53% and 85%, respectively, of our revenues. With the exception of our arrangement with Phoenix Technologies which has a term in excess of one year, all of our agreements have a duration of one year or less or may be cancelled by the customer following notice at any time.

Geographic Areas
- ----------------

     Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in note 20 of the notes to the consolidated financial statements, filed herewith at Item 8 - Financial Statements and Supplementary Data. Revenues from individual countries are based upon information available to us regarding our customers' country of domicile.

     Long-lived assets, at cost, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the U.S., for the following years noted (in thousands):

            -------------------------------------------------
                                          December 31,
            -------------------------------------------------
            Country                2000      1999        1998
            -------------------------------------------------
            United States        $4,844    $1,970      $  883
            -------------------------------------------------
            Germany                 643       547         494
            -------------------------------------------------
            Canada                   79         -           -
                                 ------    ------      ------
            -------------------------------------------------
                 Total           $5,566    $2,517      $1,377
                                 ======    ======      ======
            -------------------------------------------------

Research and Development

     We believe that our future competitive position will depend in large part on our ability to develop new and enhanced digital entertainment solutions and our ability to meet the evolving and rapidly changing needs of personal computer, peripherals and semiconductor manufacturers. We have invested significant time and resources in creating a structured process for undertaking product development. This process involves several functional groups within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market. We have assembled a core team of experienced software architects, software engineers and system hardware engineers.

     As of December 31, 2000, we employed a total of ninety-seven (97) research and development personnel in four offices. For the years ended December 31, 2000, 1999 and 1998, our research and development expenditures, excluding non-cash compensation, totaled, $10.2 million, $8.1 million and $3.1 million, respectively. To date, we have not capitalized any research and development expenses. In connection with our sale of the assets of our consumer electronics business in March 2001, approximately 80 of our employees, most of whom were associated with the consumer electronics business, joined STMicroelectronics. In connection with our sale of the assets of our Internet appliance business in March 2001, approximately 13 of our employees, most of whom were associated with the Internet appliance business, joined Phoenix Technologies Ltd.

Intellectual Property and Proprietary Rights

     We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have six pending U.S. patent applications related to our digital video management technology. Five of the six pending U.S. patent applications cover future products, and do not relate directly to our current products. The sixth patent application relates to the personal computer industry and is utilized in our Software CineMaster product. In addition, we have numerous pending trademark applications for the marks "RAVISENT," "RAVISENT Technologies" and the RAVISENT logo. We also have an issued U.S. trademark registration for the mark "CineMaster." Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skill of personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. However, our intellectual property covers all aspects of our business and if we are not successful in protecting such rights (i.e. patent applications are rejected or patents are successfully challenged) our business may be substantially harmed.

     We generally enter into confidentiality or license agreements with our employees and consultants and companies with whom we have strategic or other business relationships, and generally control access to and distribution of our software, documentation and other proprietary information. There can be no guarantee that these measures will effectively protect our intellectual property for infringement by unauthorized third parties. In addition, we sometimes incorporate the intellectual property of our strategic customers into our designs and we have obligations with respect to the use and disclosure of such intellectual property.

     We license technology from Dolby Laboratories for the audio format that is used in all of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated at any time. In addition, we license encryption and decryption software technology from DVD Copy Control Association, Inc. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. We have a royalty-free license from DVD Copy Control Association, Inc. If these license agreements were not renewed, our business would be severely harmed, and we would not be able to ship product for the DVD market.

     The market for digital entertainment solutions is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example, we received notice from two of our largest customers which are personal computer manufacturers that a third party with a history of litigating its proprietary rights and that has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. The third party has invited these customers to license the technology covered by the patents. These customers have contacted us for assistance in determining whether our technology falls within the scope of the asserted patent claims and may in the future seek compensation or indemnification from us arising out of the third party claims. In addition, a consortium of companies known as MPEG-LA has notified us and a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license royalties for use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA claims. In addition, the members of the MPEG-LA consortium may in the future seek compensation from us arising out of the consortium's claims. A second consortium of companies known as "6C" (formerly known as the DVD Patent Licensing Program) has notified us as well as a number of DVD product manufacturers that patents owned by members of the consortium are infringed by the manufacturers in their distribution of products incorporating DVD technology. 6C has requested that the Company and these manufacturers pay license royalties for use of the technology covered by the patents licensed by the consortium. The manufacturers may in the future seek compensation or indemnification from us arising out of the consortium's claims. In addition, the members of 6C may in the future seek compensation from us arising out of the consortium's claims. A third consortium of companies known as "3C" has notified a number of DVD product manufacturers that patents owned by members of the consortium are infringed by the manufacturers in their distribution of products incorporating DVD technology. 3C has requested that the manufacturers pay license royalties for use of the technology covered by the patents licensed by the consortium. The manufacturers may in the future seek compensation or indemnification from us arising out of the consortium's claims. Also, a third party has asserted that the parental control features of our CineMaster products infringe certain patents held by the third party. This third party has also contacted at least three of our customers asserting such claims. Such customers may in the future seek compensation or indemnification from us arising out of such third party's claims. These and any other claims of infringement against us, whether or not such claims have merit, could result in litigation that could severely harm our business.

Competition

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc. and Zoran Corporation. We also compete against several smaller companies and the internal research and development departments of other software companies as well as those of personal computer, peripherals and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

     We anticipate continued growth and competition in the personal computer industry and the entrance of new competitors into our markets, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either we or our current competitors do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

Employees

     As of December 31, 2000, we had a total of one hundred and sixty-five (165) full-time employees, ninety-seven (97) of whom were engaged in research and development, thirty-one (31) in sales and marketing, and thirty-seven (37) in administration. Upon the closing of the sales of the assets of our consumer electronics and Internet appliance businesses in March 2001, we had a total of approximately seventy-six (76) full-time employees, twenty-seven (27) of whom were engaged in research and development, twenty-two (22) in sales and marketing, and twenty-seven (27) in administration. Our future performance depends in significant part upon the continued services of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could harm our business. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for highly qualified personnel is intense, particularly in the Philadelphia area, where we are headquartered and in the Silicon Valley area where we maintain operations. We may not be able to retain or attract key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

     Our business and the value of our shares is subject to numerous risks. Some of these risks are described above and certain additional risks are described below.


Risk Factors

We are currently undergoing a business transition that may adversely affect our business.

     In March, 2001, we announced that we disposed of our consumer electronics business and our Internet appliance business and that we are seeking strategic alternatives for our business. In the past, the consumer electronics business did not generate material sales or profit for us and the Internet appliance business generated significant sales but no profit for us.

     The internal and external changes that have and will result from the sale of our consumer electronics business and Internet appliance business and our announcement concerning strategic alternatives may disrupt our employees, partners, distributors, stockholders and customers and may create a prolonged period of uncertainty, which could have a material adverse effect on our business, prospects and financial condition. The disposition of our consumer electronics business and Internet appliance business has resulted in substantial changes including, among other things, the reduction of our workforce and our product offerings and has created the need for us to seek a new strategic focus. Many factors may impact our ability to implement a new strategic direction for our business including our ability to locate strategic partners, finalize agreements with other companies, manage the implementation internally in an effective manner, sustain the productivity of our workforce, reduce operating expenses and quickly respond to and recover from unforeseen events associated with our business transition. As a result of this business transition, it will be difficult to forecast our financial performance. We expect that both sales and operating income may be adversely affected and we expect to report operating losses in fiscal 2001.

     In addition, as a result of the disposition of our consumer electronics business and our Internet appliance business, approximately 89 of our former employees, including developers, salespeople and employees involved in general and administrative functions, have terminated their employment with us and have accepted employment with the purchaser of the consumer electronics business, the purchaser of the Internet appliance business or elsewhere. We currently have 27 employees in research and development, 22 employees in sales and marketing and 27 in administration. We believe that we may need to hire additional employees, particularly in the area of research and development, in order to create a more diversified product offering and implement a new strategic focus that will be successful for us.

     Our March announcement regarding our search for strategic alternatives and the sale of our Internet appliance business and consumer electronics business may adversely affect our existing relationships with our partners and distributors and the perception of our company among our customers.

     As part of the sale of our Internet appliance business and consumer electronics business, approximately 89 of our employees have accepted employment with Phoenix Technologies and STMicroelectronics. These employees were dedicated primarily to research and development activities. The reduction in our research and development workforce will result in fewer new products being offered by us. The reduction in our salesforce may result in our sales being adversely affected.

     Consequently, we may have declining levels of business through our traditional distribution channels as a result of negatively impacted relationships with our partners, distributors and customers. There can be no guarantees that we can maintain or re-establish such relationships or forge new customer, partner and distributor relationships in a timely manner, or at all, to overcome any loss of business resulting from our business transition.

We depend upon management to identify appropriate strategic alternatives

     Our ability to identify an appropriate strategic alternative for our business is substantially dependent upon certain key management personnel, particularly our President and Chief Executive Officer, Mr. Francis Wilde, and our Chief Financial Officer, Mr. Thomas Fogarty. The loss of such key management personnel could have a material adverse effect on our ability to identify appropriate strategic alternatives and consummate the associated transactions, if any.

The success of any strategic alternatives we pursue are speculative

     While we intend to seek a variety of strategic alternatives, there can be no assurance that we will be successful in finding a beneficial strategic alternative for our stockholders or that we will find any suitable strategic alternatives. In the event that we choose a new strategic direction for our company, the success of the resulting business will depend, to a great extent, on the operations, financial condition and management of the resulting business and other factors beyond our control. There can be no assurance that we will find or consummate a strategic alternative that is beneficial to our stockholders.

There are few, if any, strategic alternatives available to us and there is intense competition to find beneficial strategic alternatives

     We are and will continue to be an insignificant participant in the market of companies seeking strategic alternatives. A large number of established and well financed entities, including venture capital firms, are active in transactions involving strategic alternatives being considered by us, including mergers with, or the acquisition of, business entities that may be desirable candidates for a strategic combination with us. Such competitors may have significantly greater financial resources, technical expertise, managerial capabilities and other resources than we do. As a result, we may be at a competitive disadvantage in identifying and attracting possible strategic alternatives and successfully completing any related transactions.

The Securities Exchange Act of 1934 imposes significant disclosure requirements which may deter potential strategic partners from consummating a transaction with us

     The Securities Exchange Act of 1934 requires companies subject to its provisions to provide certain information about significant acquisitions, including certified financial statements for the acquired company or entity, covering one or two years depending on the size of the acquisition. In the event that we pursue a business combination with another entity, the time and additional costs that may be incurred by the target entity to prepare such statements may significantly delay or preclude consummation of an otherwise desirable acquisition by us or delay or preclude consummation of a desirable acquisition of our company or business. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Securities Exchange Act of 1934 are applicable.

We currently have a limited product offering and may not have a diversified business after a strategic transaction, if any

    Due to the disposition of our consumer electronics business and our Internet appliance business, we currently have a limited offering of products that can be used only in personal computers. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the consumer electronics market prior to March 2006. In the event that we consummate a market combination with only one other business entity, our ability to diversify our business into a number of areas may be limited. As a result, we will be subject to economic pressures within a limited industry which may result in a material adverse effect on our business and financial condition.

Certain strategic alternatives may result in a change in control and management of our company

     In the event that we consummate a business combination transaction involving the issuance of our common stock, such business combination may result in a third party obtaining a controlling interest in the Company. Any such business combination may require our management to sell or transfer all or a portion of their shares of common stock of the Company, or resign as directors and officers of the Company. In addition, the issuance of shares of our common stock in connection with a business combination involving the Company would result in the reduction in percentage of shares of our common stock owned by our current stockholders.

We have a limited operating history and our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

     As a result of our relatively brief operating history and because our business model has changed significantly since inception, we believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition, fluctuations in our operating results have caused, and may in the future continue to cause us to perform below the expectations of public market analysts and investors. If our results continue to fall below market expectations, the price of our common stock may continue to fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter as we attempt to establish our products in the market and transition to a new or different business model.

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

     . the timing of sales of our products and services and the timing of new releases of personal computer systems and semiconductors that incorporate our products;

     .  delays in introducing our products and services;

     . changes in our pricing policies or the pricing policies of our competitors;

     . the timing and accuracy of royalty reports received from our customers, which we have not audited to date;

     . the timing of large contracts that materially affect our operating results in a given quarter;

     .  changes in the usage of digital media;

     . our ability to develop and attain market acceptance of enhancements to our products;

     .  new product introductions by competitors;

     .  the mix of license, hardware service and  revenues;

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

     .    our ability to expand our operations; and

     . global economic conditions as well as those specific to personal computer, peripherals and semiconductor manufacturers and other providers of digital video and audio stream management solutions.

     We receive either a flat fee from OEMs or a license royalty for each personal computer or peripheral sold that contains our products and a royalty for each silicon device sold by a semiconductor manufacturer that incorporates our technology. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units sold. We have never undertaken an audit of any of our customers to verify that their reported sales unit numbers were accurate. These reports are subject to potential revision by these manufacturers. If any of our customers revised their product sales reports, we might be required to adjust our revenues for subsequent periods, which could harm our business and the price of our common stock.

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

We face inventory risks that may be increased by our business shift away from the Internet appliance business.

     As of December 31, 2000, we have approximately $21 million of inventory, the majority of which was acquired from May through October 2000 to support production of our Internet appliance hardware designs. This inventory was purchased to accommodate long lead times for components in order to meet the anticipated demand for our Internet appliance products (the Internet screen phone, set-top box, and Nuelco platform). The sale of our Internet appliance business included the assignment of our Internet appliance customer contracts, but not the inventory to support production of the associated products. While we have obtained assurances that we will be the preferred supplier of inventory to Phoenix Technologies Ltd. for these products, we may not be able to sell all of the inventory that we currently have. Furthermore, even if our efforts to sell this inventory are successful, we may not be able to recover the full cost of the inventory due to market price fluctuations and other market conditions.

We have never been profitable and may never achieve profitability in the future

     We had a net loss of $40.5 million for the year ended December 31, 2000. We incurred net losses of $8.1 million for the year ended December 31, 1999 and $13.7 million for the year ended December 31, 1998. To date, we have not achieved profitability on an annual basis and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability.

Increasing competition may cause our prices to decline, which would harm our operating results

     We expect our prices for our digital entertainment products to decline over the next few years. We expect to face increased competition in markets where we license our digital entertainment products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

Our business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

     In the year ended December 31, 2000, we derived approximately 75% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

     A substantial portion of our license revenues comes from three customers, Gateway, Inc., Hewlett-Packard Company, and Dell Computer. In the year ended December 31, 2000, Gateway, Inc., Hewlett-Packard Company, and Dell Computer accounted for 19%, 11%, and 7% of our total revenues and 35%, 18%, and 13% of our gross profit, respectively. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenue from these customers, would immediately harm our business. As a result of the asset sales by us to STMicroelectronics and Phoenix, we lost several customers in the consumer electronics market including Microsoft, Funai, and Cyberdrive. Customers lost in the Internet appliance market included IPM, Wongs Electronics, and PlanetWorks.

Since most of our revenue is derived from a small number of customers, problems those customers experience will directly impact our business

     As a result of our concentrated customer base, problems that our customers experience could materially harm our business. These risks are beyond our control. For example, because we do not control the business practices of our customers, we do not influence the degree to which they promote our technology or set the prices at which the products incorporating our technology are sold to end users. Risks that may influence the success or failure of the personal computer manufacturers that are our customers include:

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

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

     We license technology that is used in our products from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements, we would not be able to ship many of our digital entertainment products and our business would be seriously harmed. For example, we have a license agreement with Dolby Laboratories Licensing Corporation for the audio format that is used in all of our DVD-related products. Without this technology, we could not ship product for DVD markets. In addition, we license encryption and decryption software technology from Matsushita Electric, which must also be included in any DVD products we ship. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated by Matsushita at any time upon written notice. We may not be able to renew either license. If we failed to renew either of these licenses, we would not be able to ship products for the DVD market, and we would accordingly lose a substantial portion of our revenue.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace

     We rely on strategic relationships, such as those with ATI Technologies Inc., Dolby Laboratories, Intel Corporation, STMicroelectronics, Inc. and Phoenix Technologies, Ltd. to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. Through our relationships with our strategic partners, we gain valuable insights on evolving industry standards and trends. For example, we may be able to learn about future product lines in advance so that we can more efficiently design products that our customers find valuable. However, we do not have written agreements with all of our strategic partners that can ensure these relationships will continue for a significant period of time. All of our agreements with these partners are informal, and may be terminated by them at any time. The loss of any one of these relationships could harm our business.

Delays in providing our products to our customers may affect how much business we receive

     Our product development efforts may not be successful and we may encounter significant delays in bringing our products to market. Since the product life cycle in the personal computer industry can be as short as six to twelve months or less, if our product development efforts are not successful or are significantly delayed, our business will be harmed. In the past, we have failed to deliver new products, upgrades or customizations on time, including customization projects for DVD products that are requested from time to time by our customers. In the future, our efforts to remedy this situation may not be successful and we may lose customers as a result. Delays in bringing to market new products, enhancements to old products or interfaces between existing products and new models of personal computers could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would be harmed.

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

     We regard the protection of patentable inventions as important to our future opportunities. We currently have six U.S. patent applications pending relating to our digital video stream management technology. However, none of our technology is patented outside of the United States nor do we currently have any international patent applications pending. It is possible that:

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

     . current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

     . effective patent protection, if any, may not be available in every country in which we do business.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value

     We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have two pending trademark applications for the marks "RAVISENT" and "RAVISENT Technologies". We also have an issued U.S. trademark for the mark "CineMaster," and have a number of pending trademark applications for "RAVISENT" in foreign countries. Moreover, despite any precautions which we have taken:

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

     Any litigation, brought by others or by us, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant cost and, harm our business. If a successful claim of infringement is made against us and we can not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We have received notices of claims that may result in litigation.

From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example:

     . Our digital video stream management solutions comply with industry DVD specifications, which incorporates technology known as MPEG-2 that governs the process of storing a video input in digital form. We have received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third party claims and we may be required to agree to indemnify them to secure future business or otherwise. Moreover, we may be required to pay license fees in connection with the use of the third party's technology in the future.

     . A group of companies has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of products that incorporate the MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license fees for the use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA claims, and we may be required to pay license fees in connection with the use of MPEG-2 technology in the future.

     . Another group of companies has formed a consortium known as "6C" (formerly DVD Patent Licensing Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. 6C has notified us, as well as a number of computer manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that patents owned by members of the consortium are infringed by products that incorporate the DVD technology. 6C has requested that these personal computer manufacturers pay license fees for using the 6C patents. We may be required to pay license fees in connection with the use of such DVD technology in our products in the future as a result of such claims. Further, a court could determine that we infringe any such patents and we would be liable for resulting damages. In addition, our customers who have been contacted by the 6C may in the future seek compensation or indemnification from us arising out of the 6C claims, and we may be required to pay license fees on their behalf in connection with the use of such DVD technology in the future.

     . A third party has asserted that the parental control features of our CineMaster products infringe patents held by the third party. A court could determine that such parental control features do infringe these patents and we could be liable for resulting damages. In addition, our customers could seek compensation or indemnification from us arising out of such third party's claims.

     . Another consortium of companies, commonly known as "3C", notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents. In addition, our customers may seek compensation or indemnification from us as a result of the 3C claims. 3C members may in the future seek compensation or indemnification from us arising out of the consortium's claims.

     . A letter dated September 12, 2000 from a third party to one of our customers who distributes our product claims infringement of a Japanese utility model patent regarding Internet terminal which can be coupled to a television set. This third party is seeking a license agreement as a resolution. We have requested more time to respond and are accumulating prior art to invalidate the utility model patent.

     Any of these notices could result in litigation, which would include all of the risks discussed above.

We may not be able to profit from growth in our business if we are unable to effectively manage such growth

     Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have hired new engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On December 31, 2000 we had a total of

165 employees compared to a total of 140 employees on December 31, 1999. Upon the closing of the sale of our Internet appliance and consumer electronics business, we have a total of approximately 76 full-time employees, 27 of whom are engaged in research and development, 22 in sales and marketing and 27 in administration. The growth we have experienced so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The combination of growth and the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in the adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. In addition, we will need to:

     .    successfully train, motivate and manage new employees;

     .    expand our sales and support organization;

     .    integrate new management and employees into our overall operations;
          and

     .    adopt and staff an investor relations program.

     We may not succeed in anticipating all of the changing demands that growth, if any, will impose on our systems, procedures and structure. Our failure to effectively manage our expansion may result in a material adverse effect on our business financial condition and results of operations.

We may not be able to successfully make acquisitions of or investments in other companies

     We have very limited experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services. In the future, we may make acquisitions or investments in other companies, products or technologies. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. However, the key personnel of the acquired company may decide not to work for us. Moreover, acquisitions may cause disruptions in our operations and divert management's attention away from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in our efforts to assimilate acquired businesses which could result in a material adverse effect on our business.

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

     Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed at will.

If any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, then our business could be harmed. We have recently hired new managers and may hire key management personnel as needed. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.

We may not be able to hire and retain qualified employees, which would impair our ability to grow.

     As a result of our asset sales to Phoenix Technologies and STMicroelectronics, our workforce has been reduced by approximately 89 employees, including 70 employees in our research and development department and 9 employees in our sales and marketing department. Although our need for employees has been reduced as a result of the disposition of our consumer electronics business and our Internet appliance business, we have vacancies in several positions in our research and development group. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we maintain operations in San Jose, California. We have in the past and expect in the future to face difficulties locating qualified personnel in these locations. We have had, and expect to continue having greater difficulty attracting such personnel with equity incentives as a public company than we did as a privately held company.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

     During the year ended December 31, 2000 and December 31, 1999, we derived approximately 41% and 23% of our revenues, respectively, from sales to foreign companies, and we may derive an increasing amount of our revenue from sales outside North America in the future. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business internationally including, among others:

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

     .    complexity and unexpected changes in local laws and regulations.

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

     .    the results of our search for strategic alternatives;

     .    acceptance of and demand for our products;

     .    the number and timing of acquisitions;

     .    the costs of developing new products;

     .    the costs associated with our expansion; and

     . the extent to which we invest in new technology and research and development projects.

     To the extent that the proceeds from our initial public offering and the dispositions of our consumer electronics and Internet appliance businesses are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in RAVISENT would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

     Our officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately seventeen percent (17%) of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

     Our certificate of incorporation and by-laws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of 66 2/3% or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

Our revenues are dependent upon acceptance of products that incorporate our digital entertainment technology only in the personal computer industry

We rely on the personal computer industry, which has risks and uncertainties that are beyond our control.

     The personal computer industry is presently the only market for our digital entertainment solutions. In addition, we are subject to a non-competition agreement with STMicroelectronics pursuant to which we have agreed to not compete in significant aspects of the consumer electronics market until March 2006. As a result, our results of operations will depend almost entirely on consumer acceptance of the personal computer. Our dependence on these industries involves several risks and uncertainties, including:

     . whether semiconductor manufacturers developing silicon devices for personal computer manufacturers will design our digital solutions into their devices and successfully introduce these devices;

     . changes in consumer requirements and preferences for personal computers;

     . the small number of product manufacturers in the personal computer industry and the short product life cycles which can be six months or less; and

     . the difficulty in predicting the level of consumer interest in and acceptance of many digital product applications employing our products that employ our technology.

     Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their investments in personal computer systems could have a negative effect on our strength and profitability. For example, a softening of demand for computer systems may result in decreased revenues (or at least declining revenue growth rates) for computer manufacturers in general which could have a corresponding negative impact on our sales. In turn, a decrease in our sales could result in pricing pressures for our products, which could have a negative effect on our revenues and profitability. Recently, personal computer manufacturers have experienced a slowdown in sales of personal computers, which may result in a material adverse affect on the sales of our products.

We are subject to a non-competition agreement prohibiting us from selling products in significant aspects of the consumer electronics market.

     Our agreement with STMicroelectronics, pursuant to which we sold our consumer electronics market, provides that we may not compete in significant aspects of the consumer electronics business until March 2006. International Data Center surveys indicate that U.S. consumers, by a two-to-one margin, would prefer to receive electronic information and entertainment services through their television sets, rather than their personal computers. In recognition of this trend, traditional consumer electronics manufacturers have introduced stand-alone Internet access devices for the television. Recently, personal computer manufacturers have announced major initiatives in providing their own versions of stand-alone Internet devices in an effort to combat the consumer electronic manufacturers initiatives. An increase in the demand for certain consumer electronics products may result in a corresponding decrease in the demand for personal computer products employing our technology which may have a material adverse effect on our business and financial condition.

We currently depend upon demand for digital entertainment products, which may not be sustained.

     Our success currently depends upon continued demand for digital entertainment products in the personal computer market. All of our revenues in 1998 and 1999 resulted from sales of digital entertainment products. In 2000 a significant portion of our revenues were derived from sales of digital entertainment products. In addition to the risks inherent in the personal computer industry, the market for digital entertainment products also contains risk and uncertainties, including:

     . the development and marketing of content by third party content providers for end-user systems such as desktop computers in a format compatible with our digital solutions; and

     . the potential for declining demand for DVD solutions in lower price personal computers.

     Factors negatively affecting the personal computer industry in general or the DVD market in particular could harm our business. Moreover, to the extent that the performance, functionality, price and power characteristics of our digital solutions fail to satisfy customers who have a critical need for specific digital applications, the use of our digital solutions could become confined to a limited segment of these industries.

Competition in our markets is likely to continue to increase and could harm our business

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing and which are characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc. and Zoran Corporation. We also compete against several smaller companies and with the internal research and development departments of other software companies as well as those of personal computer, peripherals, and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Many of our competitors have a larger customer base, greater name recognition, greater financial, technical, managerial and other resources than us. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. Companies such as Liberate Technologies, Spyglass, Inc., Planetweb, Inc. and WebTV also compete indirectly with us by providing digital video and other solutions to Internet appliance manufacturers who compete with our customers or personal computer manufacturers. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

     We anticipate continued growth and competition in the personal computer industry and the entrance of new competitors into our market, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either we or our current competitors do. Furthermore, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

If we fail to manage technological change, respond to evolving industry standards or enhance our products' interoperability with the products of our customers, demand for our products will decrease and our business will suffer

     Future versions of software and hardware platforms employing new technologies or the emergence of new industry standards could render our products obsolete or uncompetitive. The market for digital video and audio solutions is characterized by rapid technological change and evolving industry standards, such as standards for DVD audio, DVD random access memory and DTV as well as other digital entertainment applications. If we fail to respond to evolving industry standards, our products could rapidly become obsolete, which would harm our business. If the characteristics of our digital solutions are not compatible with the requirements of specific system or program applications, the likelihood that our customers will design our products into their systems and devices will decrease and our business will be harmed.

We may not be able to respond to rapidly changing consumer preferences

     Our results of operations will depend on the extent to which our products are incorporated into the products of leading personal computer, peripherals and semiconductor manufacturers. Their willingness to incorporate our products depends upon whether we succeed in developing enhancements and new generations of our software and hardware that satisfy consumer preferences in their markets and introducing these new technologies to the marketplace in a timely manner. We must constantly modify and improve our products to keep pace with changing consumer preferences. For example, DVD drives became widespread on new personal computers in the last two years. It is particularly difficult to keep pace with changing consumer preferences in the personal computer industry as a result of a number of factors, including:

     . the difficulty of anticipating and responding in a timely manner to the latest consumer trends and requirements;

     . the introduction by our competitors of new products embodying popular new technologies or features that appeal to consumers; and

     . the significant investment that is often required before commercial viability is achieved to market a new feature or function.

     Any failure by us to adequately address these risks could render our existing digital solutions obsolete and could harm our business. In addition, we may not have the financial and other resources necessary to develop any enhancements or new generations of technology that generate revenue in excess of the costs of development.

We face risks from the uncertainties of any future governmental regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of digital delivery mediums, it is possible that future laws and regulations may be adopted that regulate the digital media market or other markets in which our products are sold. Future regulatory measures may include, among other things:

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





ITEM 2. Properties

     As part of the sale of our consumer electronics assets to STMicroelectronics in March 2001, STMicroelectronics assumed the lease for our corporate headquarters which includes approximately 47,000 square feet of space in an office complex located in Malvern, Pennsylvania. In April 2001, we will move our principal offices in Malvern to another building within the same office complex as our current offices. The lease for our new corporate headquarters is for approximately 14,000 square feet of space which expires in November 2002. As a result of our move, our future minimum required lease payments for our corporate headquarters facilities were reduced by a total of approximately $6.8 million. We also lease approximately 9,000 square feet of office space under a five-year lease expiring in March 2005 in San Jose, California, with sales offices and personal computer engineering facilities. We believe these facilities will be adequate to fulfill our needs for the forseeable future.


ITEM 3. Legal Proceedings

Legal Proceedings

     On or about August 10, 2000 Corum Group, Ltd. filed an action against us and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-132D). Corum, a business consultant, alleges that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of our common stock and no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly owned subsidiary, which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleges that it introduced us to Cinax and that it is therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of our common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. The parties attended a voluntary mediation session on January 22, 2001, and a trial date has been set for October 9, 2001.

     Between February and April 2000, eleven class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seek unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

                          PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the NASDAQ National Market under the symbol RVST since our initial public offering in July 1999. Prior to such time, there was no public market for our common stock. On March 23, 2001, RAVISENT Technologies Inc. had 17,464,756 outstanding shares of common stock. Of those, 15,383,241 shares of common stock were held by non- affiliates. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

Year 2000

- -----------------------------------------------------------------------------
                                                     High              Low
                                                     ----              ---
- -----------------------------------------------------------------------------
First Quarter...............................         $42.13           $12.13
- -----------------------------------------------------------------------------
Second Quarter..............................         $14.44           $ 5.41
- -----------------------------------------------------------------------------
Third Quarter...............................         $ 8.56           $ 2.75
- -----------------------------------------------------------------------------
Fourth Quarter..............................         $ 3.50           $ 1.53
- -----------------------------------------------------------------------------


                           PRIVATE ISSUANCE OF STOCK

     On August 11, 2000, in connection with the acquisition of Cinax Designs, Inc., we issued an aggregate of 825,0000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly-owned subsidiary, which non-voting exchangeable preferred stock is exchangeable at the option of the holder, on a one-for-one basis, into shares of common stock of Ravisent Technologies Inc.. The transfer of the securities issued and issuable is restricted as necessary for the availability of the Section 4(2) exemption. No underwriters or placement agents were involved in connection with the issuance of the shares to Cinax.

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

                        SALES OF UNREGISTERED SECURITIES

None.

                                USE OF PROCEEDS

     On July 15, 1999, our registration statement on Form S-1 covering the offering of 5,750,000 shares of our common stock, commission file number 333-77269 was declared effective. From the effective date to December 31, 2000 the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was incurred as follows:


Underwriting discounts and commissions.................       $4,830,000
Finders Fees...........................................              ---
Expenses paid to or for underwriters...................              ---
Other expenses.........................................       $2,748,000
                                                              ----------
Total Expenses.........................................       $7,578,000
                                                              ==========

     The offering was underwritten by Bear Stearns & Co. Inc, SG Cowen Securities Corporation, and Volpe Brown Whelan & Company, LLC.

     The net proceeds of the offering (after deducting the foregoing expenses) were $61,422,000. From the effective date of the registration statement to December 31, 2000, the net proceeds have been used for the following purposes:


Construction of building and facilities................................................     $    167,266
Purchase and installation of machinery and equipment...................................        4,474,991
Acquisitions of other businesses.......................................................        8,311,670
Repayment of indebtedness..............................................................               --
Working Capital........................................................................       38,853,165
Temporary investments, including cash and cash equivalents.............................        9,614,908
Other purposes (for which at least $100,000 has been used), including:
Investments, including debt instruments of the United States Government and its
Agencies and in high quality corporate Issuers.........................................               --
                                                                                            ------------
                                                                                            $ 61,422,000
                                                                                            ============

     All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates: (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates.

ITEM 6. Selected Consolidated Financial Data

                                                                                 Year Ended December 31,
                                                           -----------------------------------------------------------------------
                                                              2000            1999           1998           1997           1996
                                                           -----------     ----------     ----------     ----------     ----------
                                                                     (In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
  License and services.................................    $    14,226     $   13,678     $    3,447     $    1,445     $      825
  Hardware.............................................          6,628         15,740         26,841          5,376          3,370
                                                           -----------     ----------     ----------     ----------     ----------

Total revenues.........................................         20,854         29,418         30,288          6,821          4,195

Cost of revenues:
  License and services.................................          4,107          2,133            354            331            472
  Hardware.............................................          7,897         13,732         24,192          8,072          2,664
                                                           -----------     ----------     ----------     ----------     ----------

Total cost of revenues.................................         12,004         15,865         24,546          8,403          3,136
                                                           -----------     ----------     ----------     ----------     ----------

Gross profit...........................................          8,850         13,553          5,742         (1,582)         1,059

Research and development
  Non-cash compensation................................            801            200            139             --             --
  Other research and development expense...............         10,187          8,107          3,121          1,828          1,034
Sales and marketing
  Non-cash compensation and other expense..............          6,311             --             --             --             --
  Other sales and marketing expense....................         10,863          5,296          1,964          1,158            731
General and administrative
  Non-cash compensation................................            467            308             --          1,408             --
  Other general and administrative expense.............         15,221          5,079          4,673          1,710          1,198
Depreciation and amortization..........................          5,897          1,886            906             86             46
Acquired in-process research and development...........          1,373          1,888          7,900             --             --
                                                           -----------     ----------     ----------     ----------     ----------
Operating loss                                                 (42,270)        (9,211)       (12,961)        (7,772)        (1,950)

Interest expense (income), net.........................         (1,792)        (1,192)           722            197            105
Other income...........................................             51             --             --            716             --
                                                           -----------     ----------     ----------     ----------     ----------
  Loss before income taxes.............................    $   (40,427)    $   (8,019)    $  (13,683)    $   (7,253)    $   (2,055)
  Provision for income taxes...........................             40             52             --             --             --
                                                           -----------     ----------     ----------     ----------     ----------

Net loss...............................................    $   (40,467)    $   (8,071)    $  (13,683)    $   (7,253)    $   (2,055)
                                                           ===========     ==========     ==========     ==========     ==========
Accretion of discount on mandatory redeemable
 preferred stock.......................................             --            659            754             --             --

Net loss attributable to common stockholders...........    $   (40,467)    $   (8,730)    $  (14,437)    $   (7,253)    $   (2,055)
                                                           ===========     ==========     ==========     ==========     ==========

Basic and diluted net loss per common share............    $     (2.44)    $    (1.02)    $    (4.94)    $    (3.52)    $    (1.19)
                                                           ===========     ==========     ==========     ==========     ==========

Weighted average shares outstanding used
 in per common share calculation (basic and diluted) ..     16,606,795      8,532,140      2,920,677      2,060,668      1,720,922
                                                           ===========     ==========     ==========     ==========     ==========

See Note 1 of the Notes to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Recent Events

     For the year ended December 31, 2000, we designed, developed, licensed and marketed innovative modular software solutions that enable digital video and audio stream management in personal computer systems, consumer electronics devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product, and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer(TM) - a thin customizable browser designed specifically for Internet appliances.

     Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, we sold our Internet appliance business to Phoenix Technologies, Ltd., a Delaware corporation, for approximately $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party for indemnification purposes for 12 months. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business. Under the agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the Internet Appliance market. In addition, in connection with this asset sale, 13 of our employees, associated with the Internet appliance business accepted employment with Phoenix. With the exception of the expected sales in 2001 of inventory not included in the transaction, we expect only nominal sales attributable to our Internet appliance business in 2001.

     In 2000, revenue from our Internet appliance product line was approximately $7.5 million, or 36% of total revenues, while gross margin was approximately $1.4 million, or 16% of the total gross margin. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

     Effective as of March 1, 2001, and pursuant to an Asset Acquisition Agreement dated as of January 18, 2001, RAVISENT Technologies Inc. and certain of its subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc., and VIONA Development Hard and Software Engineering GmbH & Co. KG, sold and licensed certain assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH (collectively, "STMicroelectronics"). The assets sold and licensed include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. In addition, approximately 76 of our employees, most of whom were associated with the consumer electronics business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.1 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our Internet appliance products and our personal computer products. In addition, we agreed not to compete in significant aspects the consumer electronics market until March 1, 2006. Revenues and gross margin for the consumer electronics business totaled approximately $1.6 million, or 8% of total revenues, and $1.2 million, or 14% of total gross profit, respectively, for the year ended December 31, 2000. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

     We now design, develop, license and market innovative modular software solutions that enable digital video and audio stream management primarily for personal computer systems. We also license supporting hardware designs to selected customers and provide customization services and customer support. Our solutions enable decoding and encoding of multimedia formats such as DVD, DBS/DVB and HDTV primarily on personal computer platforms. Our digital solutions incorporate industry standards for video and audio compression and are independent of operating systems and silicon components.

     During the year ending December 31, 2000, our customers consisted primarily of personal computer, consumer electronics, and Internet appliance manufacturers and distributors. In addition, we supplied our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. Approximately $14.2 million or 68% of our 2000 revenues were from licenses and services. Revenues from personal computer and peripheral manufacturers were derived primarily from Software CineMaster, Hardware CineMaster and our Internet appliance device. In March 2000, we introduced CineMaster 2000, which included an encoder application.

     By entering into manufacturing and license agreements with third parties, under which we no longer manufacture Hardware CineMaster, we have substantially completed the transformation of our PC business model from a hardware revenue base to a license revenue base. Once the transition to a PC licensing business model is completed, we will receive either a per unit license fee or a flat fee on sales of the CineMaster products. As a result, the mix between license and service revenues and hardware revenues may vary according to future sales of these inventories, and correspondingly, the cost of revenues associated with these revenues streams will also vary.

     In 2000, our revenues were composed of hardware revenues, license revenues and services revenues. Hardware revenues, consisting primarily of direct sales of hardware subsystems to personal computer and peripherals manufacturers and Internet appliances, have represented the majority of our total revenues in the past. Hardware sales to personal computer and peripherals manufacturers were nominal in 2000, totaling approximately $0.9 million of which $0.8 million was sold to one customer and represents the final sell through of all consigned inventory at December 31, 1999. The balance of total hardware revenue in 2000 was attributable to hardware commitments to customers of Teknema, Inc. ("Teknema") that were in existence prior to their acquisition by us in November 1999. During 2000, hardware revenues included sales of Hardware CineMaster products and Internet appliances. For the year ended December 31, 2000, revenue generated by the sale of our hardware products was approximately $6.6 million. In 2001 hardware revenues are expected to increase while we sell our current inventory.

     License revenues consist of fees paid on a per unit basis, or sometimes with new customers in advance, each time a manufacturer ships a product that incorporates our software solutions or software with supporting hardware designs. Services revenues now consist of engineering fees from personal computer, peripheral and semiconductor manufacturers for custom engineering
services.   During 2000, we also earned service revenues from consumer electronics, and Internet appliance manufacturers for custom engineering. However, we disposed of this portion of our service business pursuant to the March 2001 asset sales to Phoenix Technologies and STMicroelectronics. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the technology is delivered and accepted, and collectibility is probable.

     The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenue. In cases where a fixed or lump-sum license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence of fair value cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the fixed or lump-sum license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

     In April 1998, we acquired Viona, a German engineering services company. Prior to the acquisition, we had contracted with Viona to co-develop its products and a significant portion of its software and systems architecture. The purchase price was approximately $11.4 million, and the acquisition was recorded under the purchase method of accounting. The results of operations of Viona have been included in our operating results since the date of acquisition. In connection with the acquisition, we expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million, and intangible assets totaling $3.5 million less, liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. We transferred most of the intellectual property used in the consumer electronics business that we acquired from VIONA to STMicroelectronics in March 2001. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment will be included in the net gain on sale of assets.

     In November 1999, we acquired Teknema, an Internet technology company involved in the development of products for the emerging market in information appliances for an aggregate of approximately $14.9 million in cash, common stock and options to purchase common stock. Prior to the acquisition we loaned Teknema $1 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. We sold all of the intellectual property that we acquired from Teknema to Phoenix Technologies in March 2001, as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, will be included in the net gain on sale of assets.

     In August 2000, we acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression for approximately $3.5 million in cash and an aggregate of 825,000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis, into shares of our common stock. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.3 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $3.2 million has been recorded and is being amortized on a straight-line basis over a period of four years. None of this intellectual property was transferred or sold as a result of the STMicroelectronics or Phoenix transaction.

     In 2000, operating expenses increased by $28.4 million due to a number of reasons including the amortization expense associated with warrants issued to American Trading S.A., additional amortization expense for our Teknema and Cinax acquisitions, adjustments to our receivable reserves for acquired receivables from Teknema, the pursuit of strategic initiatives, and additional operating expenses associated with Teknema. Also contributing to the increase were increases in headcount associated with sales and marketing, research and development and general and administrative functions. We do not expect these trends to continue in 2001 as significant portions of our business operations were recently sold to ST Microelectronics and Phoenix Technologies Ltd.

     In February and March 2000, six (6) securities class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. The complaints allege violations of the federal securities laws. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation.

     In 2001, we plan to continue to focus on the PC market. In general the PC DVD market continues to be a very competitive place. Our focus will be to continue to sell our PC DVD, DTV and DVR IP solutions. We plan to exploit our technology by enhancing our product offering, building new products, expanding our partnerships globally and building market share. Our organization continues to see opportunity for our PC products in the marketplace and we have confidence in the prospects of our products being released in 2001.

     We are well positioned to move forward with key distribution partnerships such as that with Phoenix Technologies, the strength of our balance sheet, our managerial expertise and our core intellectual property. As part of our efforts in 2001, we will continue to evaluate alternative strategic directions for the organization. Please see "Risk Factors" above.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                                  Year Ended December 31,
                                                                2000            1999          1998
                                                               -----            ----          ----
          Revenues:
             License and services                               68.2%           46.5%         11.3%
             Hardware                                           31.8            53.5          88.7
                                                              ------          ------        ------
               Total revenues                                  100.0           100.0         100.0

          Cost of revenues:
             License and services                               19.7             7.2           1.2
             Hardware                                           37.9            46.7          79.8
                                                              ------          ------        ------
               Total cost of revenues                           57.6            53.9          81.0
                                                              ------          ------        ------

          Gross profit                                          42.4            46.1          19.0

          Research and development
            Non-cash compensation                                3.8             0.7           0.5
            Other research and development expense              48.8            27.6          10.3
          Sales and marketing
            Non-cash compensation and other expense             30.3              --            --
            Other sales and marketing expense                   52.1            18.0           6.5
          General and administrative
            Non-cash compensation                                2.2             1.0            --
            Other general and administrative expense            73.0            17.3          15.4
          Depreciation and amortization                         28.3             6.4           3.0
          Acquired in-process research and development           6.6             6.4          26.1
                                                             -------          ------        ------

          Operating loss                                      (202.7)          (31.3)        (42.8)

          Interest (income) expense, net                        (8.6)           (4.0)         (2.4)

          Other income                                           0.2              --            --
                                                             -------          ------        ------

          Net loss                                            (193.9)%         (27.3)%       (45.2)%
                                                             =======          ======        ======

Years Ended December 31, 2000 and 1999

     Revenues. Total revenues decreased 29% from $29.4 million for the year ended December 31, 1999 to $20.9 million for the year ended December 31, 2000. The decrease in revenue was due to a change in business strategy by which we have chosen to emphasize licensing technology, including technology related to our hardware products, rather than manufacturing and selling our hardware products to our customers. Accordingly, as a result of our decision to concentrate on licensing, hardware revenues have declined while license and services revenues have increased. However, as a result of the recent sales of our consumer electronics and Internet appliance businesses, revenues in 2001 are expected to be less than 2000 as we focus on our PC products and evaluate our strategic alternatives.

     License and service revenues increased 4% from $13.7 million for the year ended December 31, 1999 to $14.2 million for the year ended December 31, 2000, due primarily to increased service fees from our consumer electronics product offerings and increased license revenues from our CineMaster product line. Hardware revenues decreased 58% from $15.7 million for the year ended December 31, 1999 to $6.6 million for the year ended December 31, 2000, due primarily to the discontinuance of our Hardware CineMaster product line.

     In 2000 and 1999, we sold our products directly to personal computer, consumer electronics, and Internet appliance manufacturers in North America, Europe, South America and the Pacific Rim. For the year ended December 31, 2000, companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

     Our revenues are derived from primarily three product lines. For the year ended December 31, 2000, our personal computer software and hardware, consumer electronics software, and Internet appliance software and hardware revenues as a percentage of total revenues were 56%, 8% and 36%, respectively. For the year ended December 31, 1999, our personal computer software and hardware, consumer electronics software, and Internet appliance software and hardware revenues as a percentage of total revenues were 83%, 3% and 14%, respectively.

     Cost of revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms, and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 24% from $15.9 million for the year ended December 31, 1999 to $12 million for the year ended December 31, 2000. The decrease in cost of revenues was primarily due to decreased hardware product sales and the related costs associated with the manufacturing of our hardware products.

     Cost of revenues for hardware decreased approximately $5.8 million or 42% from $13.7 million in 1999 to $7.9 million in 2000. Included in the $7.9 million of hardware costs were approximately $1.7 million of inventory reserves for obsolete inventory. Excluding the effect of these inventory reserves, the decrease in cost of sales associated with hardware revenue would have been 55% and in line with the 58% decline in hardware sales. Cost of revenues from licensing and services increased approximately $2.0 million from $2.1 million in 1999 to $4.1 million in 2000. The increase in license and services cost of revenues was a result of a greater portion of licensing revenue incorporating Dolby Digital technology as well as an increase in the volume of service revenues, which have lower margins than license revenues.

     Gross Profit. Gross profit decreased from $13.6 million for the year ended December 31, 1999 to $8.9 million for the year ended December 31, 2000, due primarily to lower licensing revenues not incorporating Dolby Digital, $1.7 million reserve for inventory obsolescence, and the discontinuance of hardware Cinemaster. As a result of the inventory reserves noted above, gross profit on hardware revenue was ($1.3) million. For the year ended December 31, 2000, 68% of total revenue was derived from license and services revenues and 32% of total revenue was derived from hardware revenue, in comparison to 47% and 53% respectively, for the comparable period in the previous year. As a percentage of total revenues, gross profit decreased from 46% for the year ended December 31, 1999 to 42% for the year ended December 31, 2000 as a result of increased hardware costs and increases in the cost of Dolby Digital.

     Research and Development Expenses. Research and development expenses, excluding non-cash compensation, consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 26%, from $8.1 million for the year ended December 31, 1999 to $10.2 million for the year ended December 31, 2000. As a percentage of total revenues, research and development expenses increased from 28% to 49%. The increase in research and development expenses as a percentage of total revenues resulted from both the decline in hardware revenues and increases in research and development spending.

     The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to the increased requirements of supporting development for an expanded product base. Approximately 65% or $1.4 million of the total increase in research and development was from increased use of consultants primarily utilized for development of our Internet appliance product line.

     The remainder of the growth in research and development expenses was primarily attributable to expenses associated with the inclusion of research and development expenses from our Teknema subsidiary (acquired in November 1999) for twelve months in 2000 and the inclusion of research and development expenses from our Cinax subsidiary, acquired in August 2000. As a result of the sales of our consumer electronics and Internet appliance businesses in March 2001, we expect research and development expenses to decrease in absolute dollars in 2001 compared to 2000.

     Non-Cash Compensation Research and Development expense. Non-cash compensation relates both to stock-based compensation as well as stock-based acquisition related compensation. The 300% increase over the prior year is due primarily to the additional non-cash compensation in connection with our Cinax acquisition. The stock-based grants from 1999 and stock-based acquisition related compensation from 2000 are amortized as non-cash compensation expense over the vesting periods, ranging from 3 to 48 months.

     Sales and Marketing Expenses. Sales and marketing expenses excluding non-cash compensation and other expense, consist primarily of employment costs, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as sales support costs. Sales and marketing expenses increased 105% from $5.3 million for the year ended December 31, 1999 to $10.9 million for the year ended December 31, 2000. As a percentage of total revenues, sales and marketing expenses increased from 18% to 52%. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower hardware revenues and increases in selling and marketing spending.

     The largest portion of the increase was due to funding $2.4 million in marketing expenses in accordance with a distribution rights agreement. The remaining increase was due to increased staffing associated with the building of sales and marketing teams in the United States as well as the full year impact of the Teknema acquisition. As a result of the sales of the consumer electronics and Internet appliance businesses in March 2001, we expect selling and marketing expenses to decrease in absolute dollars in 2001 compared to 2000.

     Non-cash Compensation and other Sales and Marketing expense. Non-cash compensation and other expense relates primarily to warrants issued to strategic partners and options issued to employees. The increase is primarily related to a warrant valued at $5.6 million, which was recorded in connection with a distribution agreement with a South American distributor of our Internet appliances. The $5.6 million expense is composed of $2.8 million of amortization expense and a $2.8 million impairment charge for the write-off of capitalized distribution rights obtained in connection with a warrant issued in connection with the distribution rights agreement, in June 2000, to acquire 1.5 million shares of common stock. The remainder of the increase is due to stock-based compensation for employees. Stock-based compensation for the year ended December 31, 2000 included a grant of options with an aggregate intrinsic value of $0.7 million to certain employees. This grant and the grants from 1999 are amortized as non-cash compensation expense over the vesting periods of the options, ranging from 18 to 48 months. Also included in this expense for the year ended December 31, 2000 is a one-time charge for stock compensation of $0.4 million to a former employee and a former consultant.

     General and Administrative Expenses. General and administrative expenses, excluding non-cash compensation, consist primarily of personnel and support costs for our finance, human resources, information systems, legal and other management departments. Total general and administrative expenses increased 200% from $5.1 million for the year ended December 31, 1999, to $15.2 million for the year ended December 31, 2000. As a percentage of total revenues, general and administrative expenses increased from 17% to 73%. The increase in general and administrative expenses as a percentage of total revenues resulted from both lower hardware revenues and increases in general and administrative spending.

     The increase in absolute dollars was primarily due to bad debt associated with accounts receivable acquired in the Teknema acquisition. In addition, professional fees for our shareholder litigation suit, pursuit of several strategic initiatives and recent sales of the consumer electronics and Internet appliance assets also contributed to the increase in general and administrative expenses. Finally, increases in expenditures on administrative infrastructure to support our growing business operations were also incurred in 2000. We expect general and administrative expenses to decrease in absolute dollars in 2001 compared to 2000 as a result of the sales of our consumer electronics and Internet appliance businesses and due to the non-recurring nature of the expenses described previously.

     Non-Cash Compensation General and Administrative expense. The stock-based grants, granted at less than fair value, from 2000 are amortized as non-cash compensation expense over the vesting periods, ranging from 18 to 48 months.

     Amortization of Goodwill. We recorded amortization of goodwill of $5.2 million for the year ended December 31, 2000, related to the goodwill recorded as part of the Viona, Teknema, and Cinax acquisitions. See "--Acquired In-Process Research and Development Expense."

     Interest Income/Expense. Interest Income/Expense consists of interest income generated from investment of the Company's excess cash balances and interest expense from interest paid on obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. For the year ended December 31, 1999, we recorded net interest income of $1.2 million in comparison to net interest income of $1.8 million for the year ended December 31, 2000. The increase in interest income was due to interest income generated by investment of our excess cash balances primarily generated from the proceeds of our initial public offering of its common stock in July 1999. The net proceeds from the offering were approximately $64.2 million.

Years Ended December 31, 1999 and 1998

     Revenues. Total revenues decreased 3% from $30.3 million for the year ended December 31, 1998, to $29.4 million for the year ended December 31, 1999. The decrease in revenue was due to a change in business strategy by which we have chosen to emphasize licensing technology, including technology related to our hardware products, rather than manufacturing and selling our hardware products to our customers. Accordingly, as a result of our decision to concentrate on licensing, hardware revenues have declined while license and services revenues have increased.

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

     Cost of Revenues. Cost of revenues consist primarily of manufacturing costs of the Company's Internet appliance and Hardware CineMaster98 products. Cost of sales associated with license and service revenues are primarily costs associated with shipment of Software CineMaster products and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology.

     Cost of revenues decreased 35% from $24.5 million for the year ended December 31, 1998, to $15.9 million for the year ended December 31, 1999. The decrease in cost of revenues was primarily due to decreased hardware product sales and the related costs associated with the manufacturing of our hardware products. Cost of revenues for hardware decreased approximately $10.5 million or 43% from $24.2 million in 1998 to $13.7 million in 1999. The 43% decrease in cost of revenue for hardware sales was in line with the 41% decline in hardware sales. Cost of revenues from licensing and services increased approximately $1.7 million from $0.4 million in 1998 to $2.1 million in 1999. The growth in license and services cost of revenues was due to the corresponding growth in revenues from license and services.

     Gross Profit. For the year ended December 31, 1999, as a result of our transition to a business model based on licensing our technology rather than direct sales of hardware products, 47% of total revenue was derived from license and services revenues and 53% of total revenue was derived from hardware revenue, in comparison to 11% and 89%, respectively, for the comparable period in 1998. Due to the change in the composition of revenue, gross profit increased from $5.7 million for the year ended December 31, 1998, to $13.6 million for the year ended December 31, 1999. Similarly, because the gross profit for license and services is much higher than that from hardware sales for the year ended December 31, 1999, the gross profit for hardware was approximately 13% of revenue, while the gross profit for license and services was approximately 84% of revenues.

     Research and Development Expenses. Research and development expenses, excluding non-cash compensation, consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 160%, from $3.1 million for the year ended December 31, 1998, to $8.1 million for the year ended December 31, 1999. As a percentage of total revenues, research and development expenses increased from 10% to 28%.

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

     Non-Cash Compensation Research and Development expense. The stock-based grants, granted at less than fair value, from 1998 and 1999 are amortized as non-cash compensation over the vesting periods, ranging from 18 to 48 months.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 170% from $2.0 million for the year ended December 31, 1998 to $5.3 million for the year ended December 31, 1999. As a percentage of total revenues, sales and marketing expenses increased from 7% to 18%. The increase in absolute dollars and as a percentage of revenues, was primarily due to the building of the sales and marketing teams in the United States.

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

     General and Administrative Expenses. General and administrative expenses, excluding non-cash compensation, consist primarily of personnel and support costs for our finance, human resources, information systems, legal and other management departments. Total general and administrative expenses increased 9% from $4.7 million for the year ended December 31, 1998 to $5.1 million for the year ended December 31, 1999. As a percentage of total revenues, general and administrative expenses increased from 15% to 17%. The increase in absolute dollars was primarily due to expenditures on administrative infrastructure to support our growing business operations. General and administrative expenses increased as a percentage of total revenues primarily due to our decreased revenue base.

     Non-Cash Compensation General and Administrative expense. The stock-based grants, granted at less than fair value, from 1999 are amortized as non-cash compensation over the vesting periods, ranging from 18 to 48 months.

     Amortization of Goodwill. We recorded amortization of goodwill of $1.5 million for the year ended December 31, 1999 related to the goodwill recorded as part of the Viona and Teknema acquisitions. See "--Acquired In-Process Research and Development Expense."

     Interest Expense/Income. Interest Expense/Income consists of interest income generated from investment of the company's excess cash balances and interest expense from interest paid on obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. For the year ended December 31, 1998, the Company recorded net interest expense of $0.7 million in comparison to net interest income of $1.2 million for the year ended December 31, 1999. The increase in interest income was due to interest income generated by investment of our excess cash balances primarily generated from the proceeds of our initial public offering of its common stock in July 1999. The net proceeds from the offering were approximately $64.2 million.

Quarterly Results of Operations

The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 2000. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.


                                                Mar. 31,     June 30,     September    Dec. 31,
                                                 1999          1999       30, 1999      1999
                                                 ----        --------     --------      ----
Revenues:
  License and services...................        $ 2,290       $ 3,238     $4,235      $ 3,915
  Hardware...............................          8,522         4,441      1,003        1,774
                                                 -------       -------     ------      -------
     Total revenues......................         10,812         7,679      5,238        5,689

  Cost of revenues:......................          7,399         4,637        992        2,837
                                                 -------       -------     ------      -------

     Gross profit........................          3,413         3,042      4,246        2,852

  Research and development
    Non-cash compensation...................          50            50         50           50
    Other research and development
    expense..............................          1,394         1,443      1,633        3,637
  Sales and marketing
    Non-cash compensation and other
    expense..............................              -             -          -            -
    Other selling and marketing expense..          1,062         1,066      1,172        1,996
  General and administrative
    Non-cash compensation................             21            50         85          152
    Other general and administrative
    expense..............................            837         1,146        911        2,185
  Depreciation and amortization..........            314           372        364          836
  Acquired in-process
  research and development...............              -             -          -        1,888
                                                 -------       -------     ------      -------

  Operating income (loss)................           (265)       (1,085)        31       (7,892)
  Interest (income) expense, net.........             45            65       (573)        (729)
  Provision for income taxes.............              -             -         74          (22)
                                                 -------       -------     ------      -------

  Net income (loss)......................        $  (310)      $(1,150)    $  530      $(7,141)
                                                 =======       =======     ======      =======



                                                  Mar. 31,      June 30,      Sept. 30,      Dec. 31,
                                                    2000          2000          2000          2000
                                                    ----          ----          ----          ----
Revenues:
  License and services...................         $ 2,921       $ 3,299       $  3,753       $  4,253
  Hardware...............................           2,789         1,547            475          1,817
                                                  -------       -------       --------       --------
     Total revenues......................           5,710         4,846          4,228          6,070

  Cost of revenues:......................           3,643         2,341          1,263          4,757
                                                  -------       -------       --------       --------

     Gross profit........................           2,067         2,505          2,965          1,313

  Research and development
    Non-cash compensation................              50            50             50            651
    Other research and development
    expense..............................           2,143         2,970          2,686          2,388
  Sales and marketing
    Non-cash compensation and other
    expense..............................             345            97          1,514          4,355
    Other sales and marketing expense....           1,882         2,602          4,298          2,081
  General and administrative
    Non-cash compensation................              86           132            127            122
    Other general and administrative
    expense..............................           2,343         3,367          2,182          7,329
  Depreciation and amortization..........           1,356         1,385          1,489          1,667
  Acquired in-process
  research and development...............               -             -          1,373              -
                                                  -------       -------       --------       --------

  Operating loss.........................          (6,138)       (8,098)       (10,754)       (17,280)
  Interest (income) expense, net.........            (616)         (598)          (433)          (196)
  Provision for income taxes.............              15            23              7             (5)
                                                  -------       -------       --------       --------

  Net loss...............................         $(5,537)      $(7,523)      $(10,328)      $(17,079)
                                                  =======       =======       ========       ========

Acquired In-Process Research and Development

     In August 2000, we completed the acquisition of Cinax Designs Inc., a company located in Vancouver, British Columbia, dedicated to the development of digital video software products based on MPEG audiovisual compression. We paid $3.5 million in cash, 178,262 shares of our common stock and 646,734 shares of no par, non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, on a one-for-one basis at the option of the holder, into shares of our common stock.

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

     In November 1999, we completed the acquisition of Teknema, Inc., a company located in Palo Alto, California, dedicated to developing software and solutions for the emerging market for information appliances. We paid $2.5 million in cash, issued 266,169 shares of our common stock and options to acquire 537,582 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition, we loaned Teknema $1 million with an annual interest rate of 10%. On the date of the closing of the transaction, we paid certain employees of Teknema for joining the Company sign-on bonuses totaling approximately $1.3 million. The bonuses are recorded in general and administrative expense in our December 31, 1999 financial statements.

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

     . A faster processor, broadband network interface, video engine chip and a POSIX-compliant operating system which provides native application programming interfaces for the development of browser plug-ins; and

     .  A port for hardware expansion.

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

     In March 2001, we sold all of the Intellectual property that we acquired from Teknema to Phoenix Technologies as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, will be included in the net gain on sale of assets.

     In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.4 million will be paid in equal installments at the end of each of the next three fiscal years, issued 1,204,820 shares of our common stock valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods have been discounted. In January 2001 the final installment was paid.

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

     CineMaster LC Hardware DVD Decoder, a single circuit board or card that can be added to a personal computer to allow the personal computer to process digital video signals. At the time of the acquisition, Viona was conducting research and development to integrate this product into a single chip-based design in an effort to reduce manufacturing costs and to improve playback performance quality. This research and development project had completed only alpha testing and was approximately 80% complete at the date of acquisition. Viona had incurred approximately $117,000 of research and development expense and estimated that $35,000 would be required to complete the development of the project. Development was completed during 1998. Intellectual property relating to this product was not transferred to STMicroelectronics.

     CE DVD Set-top Player/Portable Player, a DVD playback set-top reference design for equipment manufacturers which was expected to provide full DVD playback capabilities such as fast forward, rewinding, multi-language and surround sound audio. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 5% complete. Viona had incurred approximately $30,000 of research and development expense and estimated that $500,000 would be required to complete the development of the project. During 2000 the development effort culminated in several consumer electronics manufacturers shipping products (both set-top and portable) based upon this completed development effort. The development team has moved on porting this technology to the next generation of DVD hardware designs for our customers. This intellectual property was transferred to STMicroelectronics in March 2001.

     DVD Software Encoder, a software solution to enable the processing of digital video signals which is designed to eliminate the need for a DVD encoder chip or circuit board by utilizing software to record DVD and video streams on a personal computer. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 40% complete. Viona had incurred approximately $121,000 of research and development expense and estimated that $203,000 would be required to complete the development of the project. This core technology was completed in the second quarter of 2000 and was released in our CinePlayer(TM) DVR product for use by PC OEMs and IHVs. Portions of this intellectual property as it relates to the consumer electronics market was transferred to STMicroelectronics in March 2001.

     HDTV Hardware Decoder, a circuit board or card that could enable personal computers to process HDTV signals. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 35% complete. Viona had incurred approximately $63,000 of research and development expense and estimated that $111,000 would be required to complete the development of the project. This effort was re-targeted to provide HDTV tuner support for the HDTV Software Decoder development effort. This development effort was completed by the end of 1999 and the technology integrated into the HDTV Software Decoder project and our partner's HDTV tuner hardware and software driver implementations. Intellectual property relating to this product was not transfered to STMicrolectronics.

     HDTV Software Decoder, a software solution designed to allow a personal computer to process HDTV signals without the need for a hardware solution. At the time of the acquisition, this project had not yet completed alpha testing and there was significant uncertainty of completion. We estimated that the project was approximately 15% complete. Viona had incurred approximately $15,000 of research and development expense and estimated that $150,000 would be required to complete the development of the project. Development is expected to be completed within the next nine months for the release of an Audio/Video decoding solution and a separate following release that adds Data decoding. This project is currently approximately 75% complete. Intellectual property relating to this product was not transferred to STMicroelectronics.

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

     In March 2001, we transferred to STMicroelectronics intellectual property that we used in the consumer electronics business that we acquired from VIONA. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and, the net book value of all of Viona's furniture and equipment will be included in the net gain on sale of assets.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of December 31, 2000, we had approximately $9.6 million in cash and cash equivalents.

     Net cash used in operating activities for the year ended December 31, 2000 was $35.3 million, and for the years ended December 31, 1999 and 1998 was $9.3 million and $9.7 million, respectively. Cash used in operating activities was primarily the result of net losses, adjusted for non-cash items, including depreciation and amortization, non-cash compensation expense, and in 2000, 1999 and 1998, acquired in-process research and development expense.

     Net cash used in investing activities for the year ended December 31, 2000 was $4.8 million. Net cash used in investing activities for the years ended December 31, 1999 and 1998 was $5.3 million and $4 million respectively. Cash used in investing activities in each period consisted of purchases of furniture and equipment of approximately $3.2 million, $1.1 million, and $0.8 million, respectively and the acquisitions of Cinax, for approximately $2.8 million in 2000, Teknema, for approximately $3.3 million in 1999, and Viona, for approximately $3.2 million in 1998.

     Net cash provided by financing activities for the years ended December 31, 2000, 1999, and 1998 was $1 million, $62.4 million and $14.2 million, respectively. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of debt and equity securities to investors.

     As of December 31, 2000, our principal commitments consisted of obligations outstanding under capital leases to fund our capital purchases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 8% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. In addition, we have approximately $0.4 million at December 31, 2000 of payments due to the former owners of Viona. This amount was paid in the quarter ending March 31, 2001.

     As of December 31, 2000, we had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable, as defined in the loan and security agreement, and bear interest at the bank's prime rate (9.5% at December 31, 2000). At December 31, 2000, there were two letters of credit outstanding totaling approximately $1.8 million. In addition, we must:


     . maintain a tangible net worth as defined in the loan and security agreement, of at least $40 million;

     . maintain a quick ratio, excluding deferred revenue, of at least 2.0 to 1.0;

     . supply Silicon Valley Bank within 45 days after the end of each quarter, quarterly, unaudited financial statements and compliance certificates.

     At December 31, 2000, no borrowings against this line of credit were outstanding and no amounts were available under the line of credit. At December, 31 2000, and prior to the completion of the consumer electronics asset sale the Company was not in compliance with its debt covenants, but received a waiver of the covenants from the bank through January 31, 2001. With the completion of our consumer electronics and Internet appliance asset sales in March 2001, the Company will be in compliance with all of its covenants as of March 31, 2001. This line of credit expires in July 2001. Silicon Valley Bank has senior security interest in substantially all of our assets.

     We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, together with borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next twelve months.

     On July 16, 1999, we commenced an initial public offering of our common stock. The managing underwriters of the offering were Bear, Stearns & Co. Inc., SG Cowen Securities Corporation and Volpe Brown Whelan & Company, LLC. We sold an aggregate of 5,750,000 shares of our common stock to the public in the offering. After deducting underwriting discounts and commissions but before deducting any offering expenses, proceeds from the offering were approximately $64.2 million. We used a portion of the net proceeds to repay all outstanding amounts owed by us on our bank line of credit and invested the remaining portion of the proceeds in short-term interest bearing, investment grade securities. See
Item 5 above for a breakdown of our use of the proceeds of the offering as of December 31, 2000.

     In November, 1999, we acquired Teknema, Inc. for $2.5 million in cash and issued 266,169 shares of our common stock and options to acquire approximately 537,000 shares of our common stock. Prior to the acquisition, we loaned Teknema $1 million with an annual rate of 10% for three years. Teknema was an Internet technology company dedicated to developing software and solutions for the emerging market for Internet appliances. The company sold Internet television set-top hardware and software technology through intellectual property licenses and OEM agreements with telecommunication companies and Internet service providers. Teknema served the emerging market for information appliances that connect users to the Internet. The acquisition has been accounted for as a purchase and the estimated excess of the purchase price over the fair value of the net assets acquired of approximately $16 million was recorded as goodwill and other intangible assets. As a result of the asset sale to Phoenix Technologies in March 2001, the remaining unamortized book value of the goodwill recorded in-connection with the Teknema acquisition, which was being appreciated over four years will be included in the net gain on sale of assets as of the date of sale.

     On August 11, 2000, we completed the acquisition of all of the outstanding capital stock of Cinax Designs Inc. Under the terms of the agreement, we paid $3.5 million in cash, issued 178,262 shares of our common stock, and 646,734 shares of no par, non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, on a one-for-one basis at the option of the holder, into shares of our common stock.

     Effective as of March 1, 2001, and pursuant to an Asset Acquisition Agreement dated as of January 18, 2001, RAVISENT Technologies Inc. and certain of its subsidiaries, Ravisent I.P., Inc. a Nevada corporation, Ravisent Operating Company, Inc., a Delaware corporation and VIONA Development Hard and Software Engineering GmbH & Co. KG, a German limited partnership (collectively, "Ravisent"), sold and licensed certain assets related to Ravisent's consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH (collectively, "STMicroelectronics"). The assets sold and licensed include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.1 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes.

     Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, we sold the assets of our Internet appliance business, excluding inventory, to Phoenix Technologies, Ltd., a Delaware corporation for approximately $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party until March 23, 2002 for indemnification purposes. The assets sold and licensed include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business.

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

ITEM 8. Financial Statements and Supplementary Data

                           RAVISENT TECHNOLOGIES INC.

                         INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements

RAVISENT Technologies Inc.

- ------------------------------------------------------------------------------------------------------
                                                                                               Page
                                                                                             ---------
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Independent Auditors' Report................................................................        56
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets, December 31, 2000 and 1999.....................................        57
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations, Years ended December 31, 2000, 1999, and 1998........        58
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2000,
 1999, 1998.................................................................................        59
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999, and 1998.......         61
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements.................................................      62-88
- ------------------------------------------------------------------------------------------------------

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
RAVISENT Technologies Inc.:

     We have audited the accompanying consolidated balance sheets of RAVISENT Technologies Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAVISENT Technologies Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Philadelphia, Pennsylvania
February 28, 2001

                           RAVISENT TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                       2000             1999
                                                                                  --------------------------------
                                   ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
    $1,806 in 2000 and $525 in 1999.............................................      $  9,615         $ 48,776
  Short-term investments........................................................             -            1,018
  Accounts receivable, net of allowance for doubtful accounts of $2,405 in 2000
    and $319 in 1999............................................................         5,901           15,597
  Inventories, net..............................................................        20,883            1,323
  Prepaid expenses..............................................................           963            1,085
  Loans receivable - officers...................................................           662              340
  Other current assets..........................................................           547              216
                                                                                      --------         --------
     Total current assets.......................................................        38,571           68,355

Furniture and equipment, net....................................................         3,995            1,598
Goodwill and other intangibles, net of accumulated amortization of $7,425 in
  2000 and $2,190 in 1999.......................................................        17,530           19,357
Loan receivable--officer........................................................            25              138
Other assets....................................................................            72              300
                                                                                      --------         --------
     Total assets...............................................................      $ 60,193         $ 89,748
                                                                                      ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................      $ 11,088         $  5,743
  Deferred revenue..............................................................         1,473            4,332
  Accrued expenses..............................................................         2,147            3,672
  Other current liabilities.....................................................           588              539
  Current installments of obligations under capital leases......................            38               40
                                                                                      --------         --------
     Total current liabilities..................................................        15,334           14,326
Deferred revenue, less current portion..........................................             -              327
Other long-term liabilities.....................................................            31              472
Obligations under capital leases, excluding current installments................             -               38
                                                                                      --------         --------
   Total liabilities............................................................        15,365           15,163
                                                                                      --------         --------

Commitments and contingencies (note 15)

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized in 2000 and 1999, none issued or outstanding

  Common stock, $.001 par value 50,000,000 authorized; 17,594,429 shares issued
  in 2000 and 16,052,866 in 1999................................................            17               16
  Additional paid-in capital....................................................       121,330          109,460
  Deferred stock compensation...................................................        (3,241)          (1,678)
  Accumulated deficit...........................................................       (72,380)         (31,913)
  Accumulated other comprehensive income........................................          (178)             (80)
  Note receivable...............................................................             -             (500)
  Treasury stock at cost, 200,000 shares........................................          (720)            (720)
                                                                                      --------         --------
     Total stockholders' equity.................................................        44,828           74,585
                                                                                      --------         --------
     Total liabilities and stockholders' equity.................................      $ 60,193         $ 89,748
                                                                                      ========         ========

         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                            December 31,
                                                            -------------------------------------------------
                                                                2000               1999               1998
                                                                ----               ----               ----
Revenues:
  License and services..............................        $    14,226         $   13,678         $    3,447
  Hardware..........................................              6,628             15,740             26,841
                                                            -----------         ----------         ----------
     Total revenues.................................             20,854             29,418             30,288

Cost of revenues:
  License and services..............................              4,107              2,133                354
  Hardware..........................................              7,897             13,732             24,192
                                                            -----------         ----------         ----------
     Total cost of revenues.........................             12,004             15,865             24,546
                                                            -----------         ----------         ----------

     Gross profit...................................              8,850             13,553              5,742

Research and development
  Non-cash compensation.............................                801                200                139
  Other research and development expense............             10,187              8,107              3,121
Sales and marketing
  Non-cash compensation and other expense...........              6,311                 --                 --
  Other sales and marketing expense.................             10,863              5,296              1,964
General and administrative
  Non-cash compensation.............................                467                308                 --
  Other general and administrative expense..........             15,221              5,079              4,673
Depreciation and amortization.......................              5,897              1,886                906
Acquired in-process research and development........              1,373              1,888              7,900
                                                            -----------         ----------         ----------

       Operating loss...............................            (42,270)            (9,211)           (12,961)

Other (income) expense:
  Interest (income) expense, net....................             (1,792)            (1,192)               722
  Other (income) expense............................                (51)                --                 --
                                                            -----------         ----------         ----------
Loss before income taxes............................            (40,427)            (8,019)           (13,683)
                                                            -----------         ----------         ----------
  Provision for income taxes........................                 40                 52                 --
                                                            -----------         ----------         ----------

Net loss............................................            (40,467)            (8,071)           (13,683)
                                                            -----------         ----------         ----------
Accretion of discount on mandatory redeemable
preferred stock.....................................                  -                659                754
                                                            -----------         ----------         ----------
Net loss attributable to common stockholders........        $   (40,467)        $   (8,730)        $  (14,437)
                                                            ===========         ==========         ==========

Basic and diluted net loss per common share.........        $     (2.44)        $    (1.02)        $    (4.94)
                                                            ===========         ==========         ==========
Weighted average shares outstanding used in per
common share calculation (basic and diluted)........         16,606,795          8,532,140          2,920,677
                                                            ===========         ==========         ==========

         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                                                                                                                 Additional
                                                                                          Common  stock            paid-in
                                                                                   -------------------------
                                                                                      Shares        Amount        capital
                                                                                   -------------  ----------     ----------
Balances as of December 31, 1997.................................................      2,103,653        $  2      $  4,073
                                                                                      ----------        ----      --------
Issuance of warrants in connection with debt financing...........................             --          --            68
Issuance of warrants in connection with the sale of Series B preferred stock,
 net of transaction costs........................................................             --          --         3,754
Issuance of common stock to acquire Viona........................................      1,204,820           1         4,770
Repurchase of common stock.......................................................             --          --            --
Deferred stock compensation related to stock options.............................             --          --           799
Amortization of deferred stock compensation......................................             --          --            --
Compensation related to stock options............................................             --          --           139
Issuance of common stock as consideration for interest payments..................         12,962          --            65
Issuance of common stock upon exercise of warrants...............................        199,416          --           183
Accretion of discount on mandatory redeemable preferred stock....................             --          --          (754)
Foreign currency translation adjustment..........................................             --          --            --
Net loss.........................................................................             --          --            --
                                                                                      ----------        ----      --------
Balances as of December 31, 1998.................................................      3,520,851        $  3      $ 13,097
                                                                                      ----------        ----      --------
Issuance of Series B preferred stock and stock subscription receivable...........             --          --           125
Transaction costs related to sale of Series C preferred stock....................             --          --           (30)
Issuance of common stock upon exercise of options................................         83,061          --           129
Conversion of subordinated  notes payable upon initial public offering...........             --          --           625
Issuance of common stock upon exercise of warrants...............................        926,002           1            54
Accretion of discount on mandatory redeemable preferred stock....................             --          --          (659)
Initial public stock offering, net...............................................      5,750,000           6        61,416
Conversion of preferred stock to common stock upon public offering...............      5,508,207           6        20,460
Deferred stock compensation related to stock options.............................             --          --         1,371
Amortization of deferred stock compensation......................................             --          --            --
Compensation related to stock options............................................             --          --           470
Issuance of common stock to acquire Teknema......................................        264,745          --        12,402
Foreign currency translation adjustment..........................................             --          --            --
Net loss.........................................................................             --          --            --
                                                                                      ----------        ----      --------
Balances as of December 31, 1999.................................................     16,052,866        $ 16      $109,460
                                                                                      ----------        ----      --------
Repayment of stock subscription receivable.......................................             --          --            --
Issuance of common stock upon exercise of options................................        888,272           1         1,040
Issuance of common stock upon exercise of warrants...............................        405,298          --            20
Deferred compensation related to stock options...................................         33,647          --           890
Amortization of deferred stock compensation......................................             --          --            --
Issuance of equity securities to acquire Cinax...................................        138,455          --         3,725
Issuance of warrants under distribution rights agreement and other services......             --          --         5,724
Foreign currency translation adjustment..........................................             --          --            --
Unrealized loss on available-for-sale investment.................................             --          --            --
Issuance of common stock for employee stock purchase plan........................         75,891          --           471
Net loss.........................................................................             --          --            --
                                                                                      ----------        ----      --------
Balances as of December 31, 2000.................................................     17,594,429        $ 17      $121,330
                                                                                      ==========        ====      ========

                                                                                                                   Accumulated
                                                                                     Deferred                         other
                                                                                      stock        Accumulated    comprehensive
                                                                                   compensation      deficit          income
                                                                                   -------------   -----------       -------
Balances as of December 31, 1997.................................................       $    --    $ (10,159)       $     --
                                                                                        -------    ---------        --------
Issuance of warrants in connection with debt financing...........................            --           --              --
Issuance of warrants in connection with the sale of Series B preferred stock,
 net of transaction costs........................................................            --           --              --
Issuance of common stock to acquire Viona........................................            --           --              --
Repurchase of common stock.......................................................            --           --              --
Deferred stock compensation related to stock options.............................          (799)          --              --
Amortization of deferred stock compensation......................................            50           --              --
Compensation related to stock options............................................            --           --              --
Issuance of common stock as consideration for interest payments..................            --           --              --
Issuance of common stock upon exercise of warrants...............................            --           --              --
Accretion of discount on mandatory redeemable preferred stock....................            --           --              --
Foreign currency translation adjustment..........................................            --           --             (25)
Net loss.........................................................................            --      (13,683)             --
                                                                                        -------    ---------        --------
Balances as of December 31, 1998.................................................       $  (749)   $ (23,842)       $    (25)
                                                                                        -------    ---------        --------
Issuance of Series B preferred stock and stock subscription receivable...........            --           --              --
Transaction costs related to sale of Series C preferred stock....................            --           --              --
Issuance of common stock upon exercise of options................................            --           --              --
Conversion of subordinated  notes payable upon initial public offering...........            --           --              --
Issuance of common stock upon exercise of warrants...............................            --           --              --
Accretion of discount on mandatory redeemable preferred stock....................            --           --              --
Initial public stock offering, net...............................................            --           --              --
Conversion of preferred stock to common stock upon public offering...............            --           --              --
Deferred stock compensation related to stock options.............................        (1,371)          --              --
Amortization of deferred stock compensation......................................           442           --              --
Compensation related to stock options............................................            --           --              --
Issuance of common stock to acquire Teknema......................................            --           --              --
Foreign currency translation adjustment..........................................            --           --             (55)
Net loss.........................................................................            --       (8,071)             --
                                                                                        -------    ---------        --------
Balances as of December 31, 1999.................................................       $(1,678)   $ (31,913)       $    (80)
                                                                                        -------    ---------        --------
Payment of stock subscription receivable.........................................            --           --              --
Issuance of common stock upon exercise of options................................            --           --              --
Issuance of common stock upon exercise of warrants...............................            --           --              --
Deferred compensation related to stock options...................................          (758)          --              --
Amortization of deferred stock compensation......................................         1,271           --              --
Issuance of equity securities to acquire Cinax...................................        (2,076)          --              --
Issuance of warrants under distribution rights agreement and other services......            --           --              --
Foreign currency translation adjustment..........................................            --           --             (11)
Unrealized loss on available-for-sale investment.................................            --           --             (87)
Issuance of common stock for employee stock purchase plan........................            --           --              --
Net loss.........................................................................            --      (40,467)             --
                                                                                        -------    ---------        --------
Balances as of December 31, 2000.................................................       $(3,241)   $ (72,380)       $   (178)
                                                                                        =======    =========        ========

                                                                                                            Total
                                                                                                         stockholders'
                                                                                   Treasury    Note          equity    Comprehensive
                                                                                    stock    receivable   (deficiency)     loss
                                                                                    -----    ----------   -----------      ----
Balances as of December 31, 1997.................................................   $   --       $   --      $ (6,084)  $ (7,253)
                                                                                    ------       ------      --------   --------
Issuance of warrants in connection with debt financing...........................       --           --            68         --
Issuance of warrants in connection with the sale of Series B preferred stock,
 net of transaction costs........................................................       --           --         3,754         --
Issuance of common stock to acquire Viona........................................       --           --         4,771         --
Repurchase of common stock.......................................................     (720)          --          (720)        --
Deferred stock compensation related to stock options.............................       --           --            --         --
Amortization of deferred stock compensation......................................       --           --            50         --
Compensation related to stock options............................................       --           --           139         --
Issuance of common stock as consideration for interest payments..................       --           --            65         --
Issuance of common stock upon exercise of warrants...............................       --           --           183         --
Accretion of discount on mandatory redeemable preferred stock....................       --           --          (754)        --
Foreign currency translation adjustment..........................................       --           --           (25)       (25)
Net loss.........................................................................       --           --       (13,683)   (13,683)
                                                                                    ------       ------      --------   --------
Balances as of December 31, 1998.................................................   $ (720)      $   --      $(12,236)  $(13,708)
                                                                                    ------       ------      --------   --------
Issuance of Series B preferred stock and stock subscription receivable...........       --         (500)         (375)        --
Transaction costs related to sale of Series C preferred stock....................       --           --           (30)        --
Issuance of common stock upon exercise of options................................       --           --           129         --
Conversion of subordinated  notes payable upon initial public offering...........       --           --           625         --
Issuance of common stock upon exercise of warrants...............................       --           --            55         --
Accretion of discount on mandatory redeemable preferred stock....................       --           --          (659)        --
Initial public stock offering, net...............................................       --           --        61,422         --
Conversion of preferred stock to common stock upon public offering...............       --           --        20,466         --
Deferred stock compensation related to stock options.............................       --           --            --         --
Amortization of deferred stock compensation......................................       --           --           442         --
Compensation related to stock options............................................       --           --           470         --
Issuance of common stock to acquire Teknema......................................       --           --        12,402         --
Foreign currency translation adjustment..........................................       --           --           (55)       (55)
Net loss.........................................................................       --           --        (8,071)    (8,071)
                                                                                    ------       ------      --------   --------
Balances as of December 31, 1999.................................................   $ (720)      $ (500)     $ 74,585   $ (8,126)
                                                                                    ------       ------      --------   --------
Payment of stock subscription receivable.........................................       --          500           500         --
Issuance of common stock upon exercise of options................................                                             --
Issuance of common stock upon exercise of warrants...............................       --           --         1,041         --
Deferred compensation related to stock options...................................       --           --            20         --
Amortization of deferred stock compensation......................................       --           --           132         --
Issuance of equity securities to acquire Cinax...................................       --           --         1,271         --
Issuance of warrants under distribution rights agreement and other services......       --           --         1,649         --
Foreign currency translation adjustment..........................................       --           --         5,724         --
Unrealized loss on available-for-sale investment.................................       --           --           (11)       (11)
Issuance of common stock for employee stock purchase plan........................       --           --           (87)       (87)
Net loss.........................................................................       --           --           471         --
                                                                                        --           --       (40,467)   (40,467)
                                                                                    ------       ------      --------   --------
Balances as of December 31, 2000.................................................   $ (720)      $   --      $ 44,828   $(40,565)
                                                                                    ======       ======      ========   ========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                         December 31,
                                                                                                 2000        1999        1998
                                                                                                 ----        ----        ----
Cash flows from operating activities:
 Net loss...................................................................................  $  (40,467)  $ (8,071)   $ (13,683)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.............................................................       5,897      1,886          906
  Gain on sale of furniture and fixtures....................................................           -        (17)           -
  Non-cash compensation and other expenses..................................................       7,327        937          414
  Acquired in-process research and development..............................................       1,373      1,888        7,900
  Changes in items affecting operations:
    Accounts receivable.....................................................................       9,787       (231)     (10,112)
    Inventory...............................................................................     (19,560)       260         (677)
    Loans receivable--officers..............................................................        (209)      (418)         (60)
    Prepaid expenses and other current assets...............................................        (220)    (1,042)         (34)
    Other assets............................................................................         152          -            -
    Accounts payable........................................................................       4,980    (10,152)       5,241
    Deferred revenue........................................................................      (3,186)     4,486         (126)
    Accrued expenses and other current liabilities..........................................      (1,205)     1,136          549
                                                                                                  ------      -----        -----
Net cash used in operating activities.......................................................     (35,331)    (9,338)      (9,682)
                                                                                                  ------      -----        -----

Cash flows from investing activities:
 Capital expenditures.......................................................................      (3,204)    (1,139)        (813)
 Proceeds from sale of furniture and equipment..............................................         141        129           --
 Proceeds from (Investment in) short-term investment........................................       1,018     (1,018)          --
 Acquisition, net of cash acquired..........................................................      (2,763)    (3,267)      (3,231)
                                                                                                   -----      -----        -----
Net cash used in investing activities.......................................................      (4,808)    (5,295)      (4,044)
                                                                                                   -----      -----        -----

Cash flows from financing activities:
 Repayment of note receivable...............................................................         500          -            -
 Borrowings (repayments) under capital lease obligations....................................         (40)        60          (18)
 Repayments under other liabilities.........................................................        (441)    (2,321)         (90)
 Secured borrowings (repayments)............................................................          --         --         (278)
 Proceeds from bridge loans.................................................................          --         --        3,320
 Payments for convertible securities........................................................          --        (30)          --
 Net proceeds from issuance of common stock.................................................          --     61,422          183
 Net proceeds from Series B and C preferred stock...........................................          --      3,125       12,769
 Net proceeds from exercise of stock options and warrants...................................         970        184           --
 Net borrowings (repayments) under bank line of credit......................................          --         --         (998)
 Repurchase of common stock.................................................................          --         --         (720)
                                                                                                  ------     ------       ------
Net cash provided by financing activities...................................................         989     62,440       14,168
                                                                                                  ------     ------       ------

Effect of exchange rate changes on cash and cash equivalents................................         (11)       (55)         (25)
                                                                                                  ------     ------       ------

Net increase (decrease) in cash and cash equivalents........................................     (39,161)    47,227          417
Cash and cash equivalents:
 Beginning of year..........................................................................      48,776      1,024          607
                                                                                                  ------     ------       ------
 End of year................................................................................  $    9,615   $ 48,776    $   1,024
                                                                                                  ======     ======       ======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest................................................................................  $       33   $    356    $     683
Non-cash investing and financing activities:
    Equipment acquired under capital lease obligations......................................          --        109           --
    Issuance of warrants in connection with bank line of credit and bridge loans............          --          -           68
    Issuance of warrants and options in connection with equity transactions and grants
      below fair value......................................................................       8,253      1,437          139
    Amortization of deferred stock compensation.............................................       1,271        442           50
    Bridge loans converted to Series B preferred stock......................................          --         --        4,820
    Issuance of common stock as consideration for interest..................................          --         --           65

         See accompanying notes to consolidated financial statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          RAVISENT TECHNOLOGIES INC.
                Notes to the Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     (a)  Description of Business (Note 22)

          RAVISENT Technologies Inc. ("the Company"), which changed its name from Divicore Inc. in June 1999 and from Quadrant International, Inc. in May 1999, designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems, consumer electronics devices, and Internet appliances. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and, during 2000, consumer electronics platforms. The Company's customers consist principally of personal computer manufacturers.

          During 2000 the Company's revenues were substantially generated from selling digital video solutions and Internet appliance devices to personal computer, consumer electronics, and Internet appliance original equipment manufacturers. During 1999 and 1998 the Company's revenue was substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling hardware-based digital video solutions to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers. In November of 1999, the Company acquired Teknema Inc., which expanded the Company's product offerings to the Internet appliance market (note 5). In August 2000, the Company acquired Cinax Designs Inc. (note 5), which has enhanced the Company's digital video product line.

          The Company was incorporated in Pennsylvania in April 1994 and reincorporated in Delaware as RAVISENT Technologies Inc. in 1999.

          The Company has sustained significant net losses and negative cash flows from operations since its inception. For the years ended December 31, 2000, 1999 and 1998, the Company's net losses were $40.5 million, $8.1 million, and $13.7 million, respectively. The Company plans on investing heavily in product development, and sales and marketing, and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through December 31, 2001. See note 22 for sale of assets.

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents and Short-term Investments

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments represented a bank certificate of deposit, with an original maturity greater than three months.

     (d)  Inventories

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $3,799,000 and $556,000 at December 31, 2000 and 1999, respectively.

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

     (e)  Furniture and Equipment

          Furniture and equipment is stated at cost. Equipment under capital leases is stated at the lower of the present value of the minimum lease payments or the fair value of the equipment. Depreciation and amortization on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is amortized straight-line over the lease term or the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:


     -----------------------------------------------------------------------
      Purchased software                                    3-5 years
     -----------------------------------------------------------------------
      Computer equipment                                    3-5 years
     -----------------------------------------------------------------------
      Research  and development equipment                     5 years
     -----------------------------------------------------------------------
      Furniture and equipment                                 7 years
     -----------------------------------------------------------------------

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

     (g)  Revenue Recognition

          The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). License revenues for one-time license fees and up-front license fees are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable. The up-front license fee terms generally provide an agreed-upon level of sales of a licensee's products below which a licensee will not be obligated to remit royalty payments. Additionally, the up-front fees are nonrefundable even in the event such level is not attained. License revenues consisting of fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 45 to 60 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

          In cases where a license fee is associated with the delivery of multiple elements and vendor-specific objective evidence cannot be established for each of the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue.

          Hardware revenues are recognized upon shipment of products to customers. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of manufacturing defect, which is the responsibility of the Company's third party contract manufacturers.

          Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

significant modification or customization of hardware or software under unilateral or joint development arrangements are recognized using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

     (h)  Research and Development Costs

          Research and development costs are expensed as incurred.

     (i)  Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense was approximately $2,527,000, $139,000 and $51,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     (j)  Income Taxes

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

     (k)  Financial Instruments

          The Company's financial instruments principally consist of cash, short-term investments, accounts receivable, accounts payable and capital lease obligations that are carried at cost, which approximates fair value.

     (l)  Stock Options

          SFAS No. 123, Accounting for Stock-based Compensation, provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) with pro forma disclosures of results of operations as if the fair value method had been applied. The Company applies APB 25 for stock options and stock-based awards to employees and has disclosed pro forma net loss as if the fair value method had been applied (note 14).

     (m)  Use of Estimates

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

     (n)  Long-Lived Assets

          The Company reviews for impairment of long-lived assets, including furniture and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of the Company's long-lived assets, an evaluation of the probability that future undiscounted net cash flows will be less than the carrying amount of our assets is performed. Impairment is measured based on the difference between the carrying amount of the assets and their fair value.

     (o)  Foreign Currency Translation

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

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

     (r)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Comprehensive Loss

          The components of comprehensive loss are as follows (in thousands):

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

          -------------------------------------------------------------------------------------------------------------
                                                                         Years ended December 31,
                                                                         ------------------------
          -------------------------------------------------------------------------------------------------------------
                                                                    2000             1999            1998
                                                                  --------         --------        --------
          -------------------------------------------------------------------------------------------------------------
          Net loss                                                $(40,467)        $ (8,071)       $(13,683)
          -------------------------------------------------------------------------------------------------------------
          Foreign currency translation adjustment                      (11)             (55)            (25)
          -------------------------------------------------------------------------------------------------------------
          -------------------------------------------------------------------------------------------------------------
          Unrealized loss on available-for-sale investment             (87)               -               -
                                                                  --------         --------        --------
          -------------------------------------------------------------------------------------------------------------
          -------------------------------------------------------------------------------------------------------------
          Comprehensive loss                                      $(40,565)         ($8,126)       $(13,708)
                                                                  ========         ========        ========
          -------------------------------------------------------------------------------------------------------------

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

(3)  Furniture and Equipment

          Furniture and equipment consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                              2000              1999
                                                                            ------            ------
Furniture and fixtures..........................................            $1,321            $  546
Leasehold improvements..........................................               326               129
Computer equipment..............................................             1,926             1,176
Research and development equipment..............................             1,664               407
Software........................................................               329               259
                                                                            ------            ------
                                                                             5,566             2,517
Less: accumulated depreciation and amortization.................             1,571               919
                                                                            ------            ------
Furniture and equipment, net....................................            $3,995            $1,598
                                                                            ======            ======

     Assets recorded under capital leases are approximately $166,000 as of December 31, 2000 and 1999 and related accumulated amortization is approximately $113,000 and $69,000 as of December 31, 2000 and December 31, 1999,
respectively. Depreciation expense was approximately $666,000 and $351,000 for the years ended December 31, 2000 and 1999, respectively. Included in depreciation expense is amortization of assets recorded under capital leases of approximately $44,000 for each of the years ended December 31, 2000 and 1999.

(4)  Restricted Cash

          As of December 31, 2000 the Company issued letters of credit to vendors under the Company's line of credit facility (note 7) totaling approximately $1,806,000. Under the terms of the loan and security agreement the Company was required to secure the letters with cash in amounts equal to the amount of the outstanding letters of credit.

On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the settlement of a complaint by a former supplier. In connection with the settlement agreement, on June 1, 2000, the attachment was vacated and the funds were returned to the Company (note 15).

(5)  Acquisitions

     (a)  Cinax Designs Inc.

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

          The Company also paid $0.8 million in cash, issued 39,807 shares of the Company's common stock, and issued 420,806 shares of no par, non-voting exchangeable preferred stock of a subsidiary in connection with the acquisition. The cash is held in escrow for the former employees of Cinax, who became employees of the Company, for a period of one year measured from the date of acquisition. If an employee leaves the Company during the next year, all unvested cash for such employees will be forfeited back to the Company. The cash escrow will be released 25% on each quarterly anniversary of the date of acquisition. As of December 31, 2000 no cash has been forfeited. The Company recorded $0.8 million of prepaid compensation expense in connection with the escrowed cash that will be amortized ratably over the one-year period. These common and exchangeable preferred shares are also held in escrow for the

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

former employees and former non-employee stockholders of Cinax. The former Cinax employees who became employees of the Company are required to be employed by the Company during the next three-year period, measured from the date of acquisition, in order for the shares to be released from escrow. The shares held in escrow for the former non-employee stockholders of Cinax are for Company indemnification purposes and are not subject to post-acquisition employment requirements. All of the escrowed shares will be released as follows: 50% on the one-year anniversary of the acquisition and one-eighth per quarter thereafter. If an employee leaves the Company voluntarily during the next three-year period, all unvested shares for such employees will be forfeited back to the Company. As of December 31, 2000, no shares have been forfeited. The Company recorded $2.1 million of deferred stock compensation in connection with the forfeitable common and exchangeable preferred shares that will be amortized ratably over the three-year vesting period.

          As of December 31, 2000, 138,455 shares of the Company's common stock issued for this transaction are recorded as issued and outstanding for financial reporting and earnings per share purposes. As the applicable contingencies related to the contingently issuable shares described above lapse, such shares will be recognized as issued and outstanding.

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

          The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $3.2 million has been recorded as goodwill and other intangible assets and is being amortized on a straight-line basis over four years. The results of operations of Cinax were not material to the Company.

  The purchase price was allocated as follows (in thousands):

  ---------------------------------------------------------------------
   Fair value of assets acquired                                 $  347
  ---------------------------------------------------------------------
   Goodwill                                                       3,234
  ---------------------------------------------------------------------
   Workforce in place                                                80
  ---------------------------------------------------------------------
   In-process research and development technology                 1,373
  ---------------------------------------------------------------------
   Liabilities acquired                                            (276)
                                                                 ------
  ---------------------------------------------------------------------
  ---------------------------------------------------------------------
   Total                                                         $4,758
                                                                 ======
  ---------------------------------------------------------------------


(b)  Teknema Inc.

                          RAVISENT TECHNOLOGIES INC.
          Notes to the Consolidated Financial Statements--(Continued)

          In November 1999, the Company acquired all of the outstanding capital stock of Teknema, Inc. ("Teknema"), a company located in Palo Alto, California involved in the development of products for the emerging market in information appliances.

          The Company paid $2.5 million in cash, issued 266,169 shares of the Company's common stock and options to acquire approximately 537,000 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition, the Company loaned Teknema $1 million with an annual interest rate of 10%. On the date of the closing of the transaction, the Company paid certain employees of Teknema for joining the Company sign-on bonuses totaling $1,280,000. The bonuses were recorded in general and administrative expense in the Company's December 31, 1999 consolidated financial statements.

          The acquisition of Teknema was recorded under the purchase method of accounting. The results of operations of Teknema were included in the Company's consolidated financial statements from November 8, 1999. In connection with the acquisition, we expensed $1.9 million of the purchase price as acquired in-process research and development. At the date of acquisition, Teknema had three development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The three development projects ranged in percentage of completion at the date of acquisition from 15% to 50%.

          The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and is being amortized on a straight-line basis over four years.

 The purchase price was allocated as follows (in thousands):

   Fair value of assets acquired                               $ 5,018
   Goodwill                                                     16,031
   Workforce in place                                              190
   In-process research and development technology                1,888
   Liabilities acquired                                         (7,343)
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

                                                                                             Year ended
                                                                                            December 31,
                                                                                      (in thousands except per
                                                                                            share data)
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -----------------------------
   Revenues..................................................................           $ 37,091       $ 35,363
   Net loss..................................................................           $(14,618)      $(19,000)
   Net loss per common share (basic and diluted).............................           $  (1.67)      $  (6.03)

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

     (c)  Viona Development Hard & Software Engineering GmbH

          In April 1998, the Company completed the acquisition of Viona Development Hard & Software Engineering GmbH (Viona) a company located in Karlsruhe, Germany specializing in the development of digital video technology (Note 22).


          The Company paid a total of $11.4 million consisting of: $5.8 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.35 million, recorded at a discounted value of $1.1 million, to be paid in equal installments at the end of each of the next two fiscal years; issued 1,204,820 shares of the Company's common stock valued at $4.8 million; and incurred transaction costs of $0.8 million.

          The acquisition of Viona was recorded under the purchase method of accounting. The results of operations of Viona were included in the Company's consolidated financial statements from April 1, 1998. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of approximately $7.9 million to the Company's operations in April 1998. At the date of acquisition, Viona had five development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 30%-35% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The five development projects ranged in percentage of completion at the date of acquisition from 5% to 80%.

          The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $3.5 million was recorded as goodwill and other intangibles and is being amortized on a straight-line basis over four years. The purchase price was allocated as follows (in thousands):

   Fair value of assets acquired......................................................      $   542
   Goodwill...........................................................................        3,503
   Workforce in place.................................................................           42
   In-process research and development technology.....................................        7,900
   Liabilities acquired...............................................................         (557)
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

                                                                                    Year ended
                                                                                   December 31,
                                                                               (in thousands except
                                                                                 per share data)
                                                                               -------------------
                                                                                       1998
                                                                               -------------------
   Revenues.........................................................                 $30,288
   Net loss.........................................................                 $(5,978)
   Net loss per common share (basic and diluted)....................                 $ (2.03)

(6)  Inventories

                          RAVISENT TECHNOLOGIES INC.
          Notes to the Consolidated Financial Statements--(Continued)

  Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

- -----------------------------------------------------------------------------------------------
                                                                     December 31,
- -----------------------------------------------------------------------------------------------
                                                                      2000               1999
                                                                    -------            -------
- -----------------------------------------------------------------------------------------------
Raw materials                                                       $17,369              $  300
- -----------------------------------------------------------------------------------------------
Products in process                                                     762                   -
- -----------------------------------------------------------------------------------------------
Finished products                                                     2,752               1,023
                                                                    -------              ------
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Inventories, net                                                    $20,883              $1,323
                                                                    =======              ======
- -----------------------------------------------------------------------------------------------

          Raw materials include advance components, which represent the cost of integral components procured by the Company for its contract manufacturers, primarily for use in the contract manufacturers' assembly of the Company's licensed Internet appliance products. The components will be sold at cost to the contract manufacturers for assembly of the manufactured products.

(7)  Bank Line of Credit

          In June 2000, the Company renewed its loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matures in June 2001 and bears interest at the bank's prime rate (9.5% at December 31, 2000). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with quarterly financial covenants, as defined in the loan and security agreement. At December, 31 2000 and prior to the completion of the consumer electronics sale, the Company was not in compliance with certain covenants, but received a waiver of the covenants from the bank through January 31, 2001. With the completion of our consumer electronics and Internet appliance asset sales in March 2001 (note 22), the Company will be in compliance with all of its covenants as of March 31, 2001. No amounts were available through January 31, 2001 under the terms of the waiver. There was no amount outstanding under the line of credit at December 31, 2000. At December 31, 2000, there were two letters of credit outstanding totaling approximately $1.8 million (note 4).

          A bank, in connection with a previous line of credit, was provided warrants (note 14) to acquire 62,500 shares of the Company's common stock at an exercise price of $3.56 per share. The estimated fair value of the warrants issued was $56,500 and was recorded as debt issuance costs. This amount was amortized over the term of the line of credit.

(8)  Bridge Financing

          In February, March and April 1998, the Company entered into various agreements to borrow additional amounts of short-term bridge loans aggregating $3.3 million. The terms of the debt were substantially identical with the amount borrowed in December 1997. The Company issued warrants (note 14) to acquire 48,182 shares of the Company's common stock at an exercise price equal to the price per share at the time of closing of the Company's round of equity financing in April 1998. The estimated fair value of the warrants issued was approximately $46,000 and has been recorded as additional interest expense through the date of the conversion of the bridge loans into Series B preferred stock.

          In December 1997, the Company entered into an agreement to borrow $1.5 million of short-term bridge loans. The loans bear interest at 6% with an original maturity date of March 31, 1998. The term of the debt was extended to April 30, 1998, and the interest rate was increased to 15%. In connection with this financing, the Company issued warrants (note 14) to acquire 45,000 shares of the Company's common stock. The estimated fair value of the warrants issued was approximately $23,000. This amount was recorded as debt issuance costs and was amortized over the term of the debt.

          The $4.8 million of short-term bridge loans were converted to Series B preferred stock in April 1998 (note 13).

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

(9)  Accrued Expenses

Accrued expenses consist of the following:

                                                        December 31,
                                         --------------------------------------
                                                 2000                 1999
                                         --------------------------------------
Payroll and related costs............         $   397              $   584
Accrued Dolby royalties..............             664                  684
Legal and professional fees..........             290                1,219
Warranty.............................             361                  449
Other................................             435                  736
                                              -------              -------
                                              $ 2,147              $ 3,672
                                              =======              =======

(10) Loans Receivable--Officers

     In November 2000, the Company entered into an agreement to loan an officer of the Company $50,000. The loan is secured by any personal or real property acquired with the funds and by all of the Company's stock held or subsequently acquired by the officer. The loan bears interest at 9% per annum and will be forgiven in November 2002 including all accrued and unpaid interest, or is due immediately if the officer's employment is terminated by the Company for cause or by the officer for any reason.

     From September to November 2000, the Company advanced $189,510 to an officer of the Company. The loan is payable on demand.

     In August and September 2000, the Company entered into agreements to loan an executive officer of the Company $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans are secured by all of the Company's stock held or subsequently acquired by the officer. The loans bear interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. The payment terms of the loans will be extended to June 30, 2001.

     In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was due December 31, 2000. The former officer committed to paying $50,000 of the balance by March 2001 and the balance in full by June 30, 2001.

     In November 1999, the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan shall be repaid in twenty-four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provides for a monthly bonus to the officer in an amount equal to the monthly loan repayment. The loan is not secured, and becomes due immediately if the officer's employment is terminated by the Company for cause or by the officer for any reason.

     In November 1999, the Company loaned an officer of the Company $200,000. The term of the loan was for three months with an interest rate of 8%. The note was secured by all options to purchase Company stock granted to the officer following the date of the loan. The loan was repaid in June 2000.

     At December 31, 1998, the Company had a loan receivable in the amount of $60,000 due from an officer of the Company. The term of the loan receivable was three years and was non-interest bearing. In accordance with the terms of the loan, the entire amount was forgiven in 1999 following the Company's initial public offering.

(11) Other Liabilities

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

     In connection with the Company's acquisition of Viona during 1998 (note 5), $1.35 million of the purchase price, recorded at a present value of $1.1 million, is payable in equal annual installments from 1999 to 2001. The final installment of $0.4 million is due in 2001 and is included in other current liabilities.

(12) Subordinated Notes Payable

     Subordinated notes payable at December 31, 1998, consisted of $625,000 of various subordinated notes payable to NEPA Venture II, L.P. (NEPA) due May 4, 2003 to November 29, 2003 with a 9% interest rate. The notes were converted into 920,006 shares of common stock in connection with the Company's initial public offering in July 1999.

     The notes were part of two transactions entered into in May 1995 and March 1996 to provide financing to the Company. Interest on the notes was payable quarterly. In connection with the issuance of the notes, the Company issued warrants to acquire a total of 920,006 shares of the Company's Series A mandatory redeemable convertible preferred stock at exercise prices of $0.60- $0.75 per share (note 14). The estimated fair value of the warrants issued was $30,010 and was amortized over the term of the related debt. In accordance with the terms of the agreement the warrants were converted into preferred shares which were automatically converted into the Company's common stock in connection with the Company's initial public offering in July 1999.

(13) Equity Transactions and Capital Stock

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

Initial Public Offering

     On July 15, 1999, the Company consummated an initial public offering of its common stock. The Company sold 5,750,000 shares of its common stock at an initial public offering price of $12.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $61.4 million. Contemporaneous with the offering, 5,508,207 shares of preferred stock were converted into common stock.

Treasury Stock

     In April 1998, the Company purchased 200,000 shares of common stock for $3.60 per share or $720,000 in the aggregate from the former Chief Executive Officer of the Company.

 Preferred Stock

     Upon the closing of the Company's initial public offering in July 1999, all of the outstanding shares of mandatory redeemable preferred stock, including the shares under the stock subscription below, were converted into shares of common stock on a one for one basis.

     In April 1999, the Company completed a financing in which it issued convertible securities to an affiliate of Intel for $4.7 million and entered into a license agreement covering certain Intel technology. The purchase price received from Intel consisted of cash consideration of $3.0 million and, in addition, the Company was granted a

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

license for Intel technology valued at $1.7 million. The Intel license permits the Company to incorporate the Intel digital content receiver technology into the Company's products on a royalty free basis as the Company's products are subsequently licensed to its customers. The Company has capitalized the $1.7 million and will amortize this cost as products are delivered over its estimated economic life. The convertible securities were converted into 549,650 shares of the Company's Series C preferred stock in May 1999.

     In April 1998, the Company sold 3,728,916 shares of Series B mandatory redeemable convertible preferred stock ("Series B") for an aggregate amount of approximately $18.6 million including the conversion of $4.82 million of bridge notes (note 8). In addition, the investors in the Series B received an aggregate 1,517,668 warrants (note 14) to acquire common stock at an exercise price of $0.06. The estimated fair value of the warrants of $5.7 million was recorded as additional paid-in capital.

     In April 1998, in connection with the Company's sale of Series B, the Company paid $1.1 million in cash, issued 108,856 shares of the Company's Series B and issued 44,304 warrants (note 14) to acquire common stock at an exercise price of $0.06 to the Company's placement agent as consideration for services provided in connection with the equity transaction. The shares and warrants had an estimated fair value of $542,100. The above amounts as well as $0.3 million of other transaction costs were recorded as costs of the equity transaction and charged against additional paid-in capital.

Preferred Stock Subscription

     In March 1998, the Company entered into a subscription and technology license agreement. This agreement provides, among other things, for the Company to license certain technology to an unrelated third party (the licensee). In connection with the agreement, the licensee is required to pay a minimum of $750,000 at the end of each calendar quarter during the first year and a minimum of $900,000 at the end of each calendar quarter during the second year. Included in the first year quarterly payments is $125,000 per quarter that was applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The quarterly payment for the fourth quarter of the second year included $500,000 that was to be applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The purchase of the preferred stock under this agreement is on the same terms as the licensee's purchase of Series B preferred stock in April 1998. As of December 31, 1998, the Company had issued 75,301 shares of Series B preferred stock under this agreement. In April 1999 the Company issued 25,100 shares of Series B preferred stock under the preferred stock subscription agreement. In addition, the Company amended this agreement and issued 100,402 shares of Series B preferred stock and warrants for the purchase of 40,863 shares of common stock in exchange for which it received a promissory note with an aggregate value of $500,000 due in April 2000. The $500,000 note reflects the payment due in the fourth quarter of the second year of the above agreement. The note was satisfied in June 2000.

(14) Stock Options, Stock Purchases and Warrants

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

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.

     In May 2000, the Company granted 78,500 options to purchase common stock to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $633,000 of deferred stock compensation in connection with these options that is being amortized over the option vesting periods, ranging from 18 to 24 months. In June 2000 the Company granted 17,500 options to purchase common stock, with an exercise price of $0.01 per share. The Company has recorded approximately $112,000 of deferred stock compensation in connection with these options that will be amortized over the option vesting period of 24 months.

     In February 2000, subsequent to the original dates of grant, the portion of an employment agreement for an employee relating to stock option vesting was amended. The amendment was considered a modification of the original terms of the awards, requiring a new measurement date as if the right were newly granted. The amount of compensation expense recognized was determined by calculating the total number of options that would have vested at the end of the six-month post-termination period multiplied by the difference between the fair market value on the date of modification and the original exercise price. Because subsequent to the modification the individual was no longer an employee, there is no service period and the intrinsic value of the modified options of approximately $346,000 was expensed immediately.

     In November 1999, the Company, in accordance with the terms of the Teknema acquisition agreement assumed approximately 537,000 of Teknema's outstanding options. These options ranged in price from $.10 to $.94, and vest over a four-year period, consistent with the Company's option plan.

     In June 1999, the Company granted 481,555 options, with an exercise price of $10.20 per share. The Company has recorded $866,800 of deferred stock compensation in connection with these options that is being amortized over the option vesting period.

     In February 1999, the Company granted 144,688 options, with an exercise price of $2.52 per share. The Company has recorded $503,514 of deferred stock compensation in connection with these options that is being amortized over the option vesting period.

     In September 1998, the Company granted 783,333 options, outside the 1995 Plan, to employees of Viona at an exercise price of $1.50 that was below the estimated fair value of the Company's common stock on the date of grant. The Company recorded deferred stock compensation of $799,000 in connection with these options that is being amortized over the options' vesting period.

     On September 23, 1998, the Company, with the approval of the board of directors, repriced all of the outstanding employee stock options that were in excess of $2.52 to $2.52.

A summary of stock option activity follows:

                                                   2000                            1999                       1998
                                       -------------------------------  --------------------------  ------------------------------
                                                           Weighted                     Weighted                      Weighted
                                                           average                      average                       average
                                          Number of        exercise       Number of     exercise       Number of      exercise
                                           options          price          Options       price          Options        price
                                       --------------  ---------------  ------------  ------------  -------------  ----------------
Balance as of beginning of year           3,479,316        $ 5.09         2,113,952     $ 1.80           974,764      $ 3.60
Options granted                             933,254          6.35           986,563      13.95         1,149,513        1.74
Options assumed                                   -                         537,560       0.53                --          --
Options forfeited                          (468,980)        11.05           (75,697)      2.64           (10,325)      (0.90)
Options exercised                          (888,272)         1.17           (83,062)      1.55                --          --
                                          ---------        ------         ---------     ------         ---------      ------
                                          3,055,318        $ 5.69         3,479,316     $ 5.09         2,113,952      $ 1.80
                                          =========        ======         =========     ======         =========      ======




                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

           At December 31, 2000, 1,347,354 options with a weighted-average exercise price of $3.65 were fully vested and exercisable.

           The following summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                        Options outstanding                          Options exercisable
                                           -------------------------------------------       ---------------------------------
                                               Number          Weighted                           Number
                                            Outstanding        average       Weighted          Outstanding          Weighted
                                                 at           remaining      average                at              Average
                                            December 31,     contractual     exercise          December 31,         exercise
        Range of exercise prices                2000         life (years)      price               2000              price
- --------------------------------------------------------------------------------------        --------------------------------
     $   0.01-3.88....................       1,798,835           3.2          $ 1.72            1,149,103            $ 1.76
     $   3.89-7.75....................         508,854           9.5            5.95                3,471              6.64
     $  7.76-11.63....................         480,948           4.8            9.66              144,544             10.20
     $ 11.64-15.50....................          72,781           8.8           14.88               22,210             14.88
     $ 15.50-17.36....................          87,050           9.2           15.94                1,128             15.94
     $ 34.88-38.75....................         106,850           9.0           38.75               26,898             38.75
                                             ---------           ---          ------            ---------            ------
               Totals                        3,055,318           5.0          $ 5.69            1,347,354            $ 3.65
                                             =========           ===          ======            =========            ======

          The Company applies APB 25 and related interpretations in accounting for its stock option plan. Had compensation cost been recognized pursuant to SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                2000            1999            1998
                                                           -------------   -------------    ------------
     Loss attributable to common stockholders:
          As reported................................        $(40,467)       $ (8,730)        $(14,437)
          Pro forma..................................        $(45,005)       $(10,758)        $(14,919)
     Loss per common share:
          As reported................................        $  (2.44)       $  (1.02)        $  (4.94)
          Pro forma..................................        $  (2.71)       $  (1.26)        $  (5.11)

          The per share weighted-average fair value of stock options issued by the Company during 2000, 1999 and 1998 was $6.56, $10.63, and $1.08 respectively, on the date of grant.

          The following range of assumptions were used by the Company to determine the fair value of stock options granted using a minimum value option-price model:

                                                                   2000             1999          1998
                                                                ----------       ----------     ---------
     Dividend yield.........................................           0%               0%            0%
     Expected volatility....................................         167%             119%            0%
     Average expected option life...........................      4 years          4 years       4 years
     Risk-free interest rate................................        5.71%            5.51%         5.15%

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

                          RAVISENT TECHNOLOGIES INC.
            Notes to Consolidated Financial Statements--(continued)

     (c) Warrants

         The warrants issued by the Company generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing in the case of the warrants for preferred stock.

  A summary of warrant activity follows:

                                                        ------------------------------------- -------------------------------------
                                                                     Preferred                            Common
                                                        ------------------------------------- -------------------------------------
                                                             Number           Weighted                                Weighted
                                                               of              Average            Number of           average
                                                            warrants       exercise price          warrants        exercise price
                                                        -------------- -------------------- --------------------- -----------------
Balance as of December 31, 1997                                920,006              $  0.60               146,785       $  2.37
         Warrants granted                                           --                   --             1,660,802          0.24
         Warrants canceled                                          --                   --                    --            --
         Warrants exercised                                         --                   --              (199,416)         0.92
                                                              --------              -------              --------       -------
Balance as of December 31, 1998                                920,006              $  0.60             1,608,171       $  0.35
                                                               =======              =======             =========       =======
         Warrants granted                                           --                   --                51,079           .06
         Warrants canceled                                          --                   --                     -             -
         Warrants exercised                                   (920,006)             $  0.60              (926,936)         0.10
                                                              --------              -------              --------       -------
Balance as of December 31, 1999                                     --                   --               732,314       $  0.65
                                                              ========              =======             =========       =======
         Warrants granted                                                                               1,509,166          6.98
         Warrants canceled                                                                                      -             -
         Warrants exercised                                                                              (405,847)         0.18
                                                                                                        ---------       -------
Balance as of December 31, 2000                                                                         1,835,633       $  5.96
                                                                                                        =========       =======

         The warrants for preferred stock were all exercised and converted to common stock on a one for one basis in connection with the Company's initial public offering in July 1999.

         In June 2000, the Company entered into a one-year distribution rights agreement (the Agreement) with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 15).

(15)     Commitments and Contingencies

     (a) Leases

         The Company is obligated under certain equipment capital leases that expire at various dates during 2001. The Company leases its office facilities and various equipment under operating leases that expire during the next five years. The following is a schedule by year of future minimum lease payments (in thousands) relating to noncancelable capital and operating leases as of December 31, 2000. The schedule includes the effects of the assumption by STMicroelectronics, effective March 1, 2001, of the Company's corporate headquarters lease (note 22), which expires in May 2007. As a result our future minimum required lease payments were reduced by approximately $6.8 million. In addition, this schedule includes the Company's obligations for its new corporate headquarters lease commencing in March 2001 for approximately 14,000 square feet of office space in Malvern, PA at approximately $20,000 per month and expiring in November 2002.

                          RAVISENT TECHNOLOGIES INC.
            Notes to Consolidated Financial Statements--(continued)

                                                                                   Capital    Operating
                                                                                   leases      leases
                                                                                  ---------- -----------
     Year ending December 31,
          2001....................................................................      $ 40      $841
          2002....................................................................         -       716
          2003....................................................................        --       524
          2004....................................................................        --       484
          2005....................................................................        --       114
                                                                                        ----     -----
               Total minimum lease payments.......................................        40     2,679
               Less: amount representing interest.................................         2     =====
                                                                                        ----
     Present value of net minimum capital lease payments..........................        38
     Less: current installments of obligations under capital leases...............        38
                                                                                        ----
     Obligations under capital leases excluding current installments..............      $  -
                                                                                        ====

         Total rent expense for the years ended December 31, 2000, 1999, and 1998, respectively, was approximately $1,633,000, $667,000 and $328,000, respectively.

     (b) Royalties

         Under various licensing agreements, the Company is required to pay royalties, generally on a per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was approximately $3,245,000, $1,678,000, and $651,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in cost of revenues in the consolidated statements of operations.

     (c) Contingencies

      Litigation

      On or about August 10, 2000, Corum Group, Ltd. filed an action against us and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleges that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of our common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleges that it introduced us to Cinax and that it is therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of our common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. The parties attended a voluntary mediation session on January 22, 2001, and a trial date has been set for October 9, 2001.

     Between February and April 2000, eleven class action lawsuits were filed against Ravisent and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seek unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. In connection with the Company's initial public offering, the Company purchased directors and officers insurance that provides the Company with

                          RAVISENT TECHNOLOGIES INC.
            Notes to Consolidated Financial Statements--(continued)

protection from claims made against officers, directors or the Company arising from claims including but not limited to any written demand for damages and any civil, criminal, administrative, or regulatory proceedings and appeals.

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

         On May 25, 1999, a complaint was filed against the Company in the Superior Court of California, Santa Clara County, by a former supplier, alleging breach of oral and written contract and other claims totaling approximately $1.2 million. The complaint was removed to federal court and, on September 23, 1999 the Company filed a counterclaim against the supplier for the damages the Company incurred as a result of the supplier's failure to timely ship the Company non-defective parts. On June 30, 2000, the parties entered into a confidential settlement agreement and mutual release in full settlement of any claims under the complaint. The amount of the settlement was accrued as of December 31, 1999.

     On November 4, 1999, a complaint was filed against the Company in the Commonwealth of Massachusetts, Norfolk Superior Court Department, alleging breach of agreements to allow a former supplier to purchase an undetermined number of shares of the Company's common stock at $1.00 per share. The complaint was removed to federal court on December 3, 1999. The Company disputed the claim as being wholly without merit. To that end, on December 14, 1999, the Company filed a Motion to Dismiss, which was denied on January 13, 2000. On May 17, 2000, pursuant to a confidential settlement agreement, the case was dismissed under a joint motion for dismissal. The amount of the settlement was accrued as of December 31, 1999. On November 8, 1999, the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for $525,000 to be held in trust pending the settlement of the complaint by a former supplier. In connection with the settlement agreement, on June 1, 2000, the attachment was vacated and the funds were returned to the Company.

     Distribution Rights Agreement

         In June 2000, the Company entered into a one-year distribution rights agreement (the Agreement) with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant is fully vested and non-forfeitable on the date of grant, has a two-year term, and contains certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee (the Fee) and additional paid-in capital and was amortizing this estimated fair value over the one-year contract term, which was the expected period to be benefited. The fair value of the warrant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.12%, volatility factor of 96%, no dividend factor, and an expected life of the warrant of 2 years. For the year ended December 31, 2000, the Company recorded $2.8 million of amortization expense related to the warrant, which was included as non-cash compensation expense in sales and marketing expense in the consolidated statement of operations.

         Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement (the Release). The Release provides for the immediate termination of the

                          RAVISENT TECHNOLOGIES INC.
            Notes to Consolidated Financial Statements--(continued)

Agreement, including the right for RAVISENT to terminate the warrant and a royalty-free right in 2001 for Ravisent to use the mark "WWWTV," which RAVISENT will own after December 31, 2001. Because the Agreement has been terminated, no sales will take place under it. As a result, the Company determined that, as of December 31, 2000, the carrying amount of the Fee was not recoverable and the excess of the carrying amount of the Fee over the fair value of the Fee of $2.8 million was recorded as an impairment loss. The loss is included in non-cash sales and marketing expense in the consolidated statement of operations for the year ended December 31, 2000. In addition, in January 2001 the Company is required to pay $1.27 million to ATSA in exchange for the settlement and release and an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. These amounts are expected to be expensed in the quarter ended March 31, 2001, net of the fair value of the warrant issued to ATSA in June 2000 that was canceled March 28, 2001.

         From time to time, the Company has received, and expects to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operation, or cash flows.

     (d) Employment Agreements

         The Company has entered into employment agreements with certain officers and employees of the Company. The agreements are generally for two to three year periods, generally provide for annual bonuses and incentive stock options as determined by the board of directors, and covenants not-to-compete during the employment term and for two years thereafter. The employment agreements also generally provide for six months severance in the event the individual is terminated without cause. The employment offer letter to the chief executive, dated August 20, 1997, states in pertinent part: "Upon the successful sale of [Ravisent] at a minimum valuation of $80 million, [Ravisent] agrees to issue to you a total of 2.5% of the proceeds or $2,000,000 cash. Payment will be made thirty days following the receipt of proceeds from the sale."

(16)     Business Risks and Credit Concentration

         The Company licenses and sells its products principally in the intensely competitive personal computer and consumer electronics original equipment manufacturers industry. This industry has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry would adversely affect operating results.

         The Company's customers, including its major customers disclosed in note 20, have not executed long-term contracts and are not required to purchase minimum quantities from the Company. As such, the Company's operating results could be materially affected by a decrease in business with these customers.

         The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company had three customers representing, in the aggregate, 44% and 57% of accounts receivable at December 31, 2000 and 1999, respectively.

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

(17)     Income Taxes:

         The income tax expense of $40 as of December 31, 2000, relates to foreign taxes. No federal, foreign, or state income taxes are due as of December 31, 2000.

         The table below reconciles the U.S. federal statutory income tax rate to the recorded income tax provision (in thousands):

- -------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
- --------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                1999              1998
                                                                                  ----                ----              ----
- ------------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) at U.S. federal statutory rate                            $ (13,745)          $ (2,726)          $ (4,659)
- ------------------------------------------------------------------------------------------------------------------------------
State income taxes (benefit), net of federal tax benefit                          (1,966)              (524)            (1,256)
- ------------------------------------------------------------------------------------------------------------------------------
In-process research and development expenses and goodwill                          2,221              1,005                  -
- ------------------------------------------------------------------------------------------------------------------------------
Foreign income taxes                                                                  40                 52                  -
- ------------------------------------------------------------------------------------------------------------------------------
Warrant and option expense                                                        (1,271)                 -                  -
- ------------------------------------------------------------------------------------------------------------------------------
Change in valuation allowance                                                     13,047              2,180              5,848
- ------------------------------------------------------------------------------------------------------------------------------
Other                                                                              1,714                 65                 67
                                                                               ----------          ---------         ---------
- ------------------------------------------------------------------------------------------------------------------------------
                                                                               $      40           $     52          $       -
                                                                               ==========          =========         =========
- ------------------------------------------------------------------------------------------------------------------------------

         The components of the net deferred tax assets as of December 31, 2000 and 1999, consists of the following (in thousands):

- -----------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
- -----------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----
- -----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
- -----------------------------------------------------------------------------------------------------------------
Net operating losses                                                               $ 20,452              $  9,987
- -----------------------------------------------------------------------------------------------------------------
Reserves and accruals not currently deductible                                        2,296                   182
- -----------------------------------------------------------------------------------------------------------------
Depreciation/Amortization                                                             3,152                 3,190
- -----------------------------------------------------------------------------------------------------------------
Deferred items related to acquired stock options                                      1,843                 1,036
- -----------------------------------------------------------------------------------------------------------------
Deferred revenue and other                                                                -                   301
- -----------------------------------------------------------------------------------------------------------------
                                                                                     27,743                14,696
- -----------------------------------------------------------------------------------------------------------------
Valuation allowance                                                                 (27,743)              (14,696)
                                                                                   --------              --------
- -----------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                   $     --              $     --
                                                                                   ========              ========
- -----------------------------------------------------------------------------------------------------------------

         Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 1999.

         As of December 31, 2000, the Company had approximately $52.5 million of federal and $40.3 million of state net operating loss carryforwards available to offset future taxable income. These carryforwards will begin expiring in 2011 and 2006, respectively, if not utilized. In addition, approximately $32.6 million of the state net operating loss carryforwards are subject to a $2 million annual limitation.

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and recent transactions (note 5 and note 22), the Company's net operating loss carryforwards may be subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. The Company is currently in the process of determining the amount of annual limitation.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

(18)     Related-Party Transactions

     (a) Guaranty

         In November 2000, the Company entered into a guaranty arrangement with an officer whereby the Company has guaranteed certain accounts of the officer to a maximum of $450,000.

     (b) Officers loans

         The Company has made loans to certain of its officers with outstanding balances totaling approximately $687,000 as of December 31, 2000 (note
         10).

     (c) Severance

         The Company paid severance to former officers of the Company totaling approximately $158,000, zero and $125,000 for the years ended December 31, 2000, 1999 and 1998, respectively

(19)     Defined Contribution Plan

         The Company has a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any contributions to the plan.

(20)     Segment and Major Customer Information

         The Company operates in a single industry segment, which is the development and licensing of its technology.

         The Company had the following customers that combined represented in excess of 49%, 65% and 91% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands):

          Customer                                   Years ended December 31,
          --------                           -----------------------------------
                                                    2000       1999       1998
                                             -----------------------------------
              1 ..............................    $ 4,019    $ 15,689   $ 25,624
              2 ..............................    $ 3,900    $  2,461   $  1,900
              3 ..............................    $ 2,292    $  1,213   $    151

         The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The loss for all periods presented is derived primarily from the company's North American operations, which generates revenues from the following geographic regions (in thousands):

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

- ------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
- ------------------------------------------------------------------------------------------------------------

Country/Geographic Region                                          2000             1999             1998
                                                                   ----             ----             ----
- ------------------------------------------------------------------------------------------------------------
North America:
- ------------------------------------------------------------------------------------------------------------
United States                                                      $ 9,235           $18,279         $21,410
- ------------------------------------------------------------------------------------------------------------
Canada                                                               2,972             4,437           2,250
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------
         Total - North America                                      12,207            22,716          23,660
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------

Europe:
- ------------------------------------------------------------------------------------------------------------
Italy                                                                2,312               131               -
- ------------------------------------------------------------------------------------------------------------
Germany                                                                878             1,977              23
- ------------------------------------------------------------------------------------------------------------
Ireland                                                                  -                 -           4,642
- ------------------------------------------------------------------------------------------------------------
France                                                                  75             1,137             587
- ------------------------------------------------------------------------------------------------------------
Netherlands                                                              -                 -             442
- ------------------------------------------------------------------------------------------------------------
Turkey                                                                  62               105               -
- ------------------------------------------------------------------------------------------------------------
Spain                                                                   20                 -               -
- ------------------------------------------------------------------------------------------------------------
Other                                                                   51             1,471              81
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------
         Total - Europe                                              3,398             4,821           5,775
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------

Asia-Pacific:
- ------------------------------------------------------------------------------------------------------------
Taiwan                                                               4,020             1,230               -
- ------------------------------------------------------------------------------------------------------------
Japan                                                                  841               631             249
- ------------------------------------------------------------------------------------------------------------
Malaysia                                                                 -                 -             604
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------
         Total - Asia-Pacific                                        4,861             1,861             853
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
South America - Other                                                  383                 -               -
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
Australia and New Zealand - Other                                        5                20               -
                                                                   -------           -------         -------
- ------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------
Total                                                             $ 20,854          $ 29,418        $ 30,288
                                                                   =======           =======         =======
- ------------------------------------------------------------------------------------------------------------



(21)    Segment Reporting

        Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company has three reportable segments: Personal Computer ("PC"), Consummer Electronics ("CE") and Internet Appliance ("IA") (note 22).

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements - (Continued)

          PC: This group designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers.

          CE: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in consumer electronics devices. The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing consumer electronics platforms (note 22).

          IA: The Company's Internet technology group is involved in the development of products for the emerging market in information appliances. The Company sells Internet appliance hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This group provides the Company with a number of Internet-related products, including an efficient web browser, and several Internet Appliance reference designs including a Web Pad design, Internet ready TV and Monitor designs and an Internet-ready screenphone (note 22).

          The Company evaluates operating segment performance based on revenue and gross margin. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments. Prior to 1999 the Company's internal organization did not report information relating to gross profit by segment.

     ----------------------------------------------------------------------------
                                             Years Ended December 31,
     ----------------------------------------------------------------------------
                                     2000             1999              1998
     ----------------------------------------------------------------------------
                                                 (In thousands)
     ----------------------------------------------------------------------------
     Revenue:
     ----------------------------------------------------------------------------
         PC                            $11,739          $24,460           $29,463
     ----------------------------------------------------------------------------
         CE                              1,614              986               825
     ----------------------------------------------------------------------------
         IA                              7,501            3,972                --
                                       -------          -------           -------
     ----------------------------------------------------------------------------
         Total                         $20,854          $29,418           $30,288
                                       =======          =======           =======
     ----------------------------------------------------------------------------

     ----------------------------------------------------------------------------
     Gross profit:
     ----------------------------------------------------------------------------
         PC                            $ 6,259          $10,270                --
     ----------------------------------------------------------------------------
         CE                              1,211              637                --
     ----------------------------------------------------------------------------
         IA                              1,380            2,646                --
                                       -------          -------
     ----------------------------------------------------------------------------
         Total                         $ 8,850          $13,553
                                       -------          -------
     ----------------------------------------------------------------------------

     ----------------------------------------------------------------------------

(22)      Subsequent Events

     (a)  Sale of Consumer Electronics Business

          On March 1, 2001, the Company sold substantially all of the assets and liabilities of its Consumer Electronics (CE) business to STMicroelectronics NV
(STM), including the assets of the Company's wholly owned subsidiary, Viona (note 5). The assets sold include certain contracts, accounts receivable furniture and equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operations of the CE business. In connection with the sale, the Company and STM entered into certain agreements with STM including an Assignment and Assumption of Lease with respect to the present RAVISENT facility located in Malvern, Pennsylvania and certain license agreements. Certain employees of the Company entered into employment agreements with STM. Under the terms of the agreement, the Company received approximately $55.1 million in cash consideration from STM with an additional contingent payment of $0.8 million, held in escrow for indemnification purposes, to be

                                   RAVISENT TECHNOLOGIES INC.
          Notes to the Consolidated Financial Statements - (Continued)

made to the Company by July 2002. STM intends to retain substantially all employees of the CE business and will integrate the business' activities.

        The unaudited pro forma consolidated statement of operations for the year ended December 31, 2000 has been prepared to give effect to the sale of substantially all the assets and liabilities of our consumer electronics business, including substantially all of the assets and liabilities of our wholly owned subsidiary, Viona Development Hard and Software Engineering GmbH, to STMicroelectronics NV as if it had occurred on January 1, 2000. The unaudited pro forma consolidated balance sheet as of December 31, 2000 has been prepared to give effect to the disposition as if it had occurred on such date. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have been obtained had the disposition been completed as of the dates presented or for any future period. The unaudited pro forma consolidated financial statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Form 10-K.

                   RAVISENT Technologies Inc. and Subsidiaries
                 Unaudited Pro Forma Consolidated Balance Sheet
                                December 31, 2000
                                 (In thousands)

                                               RAVISENT
                                               Pro Forma
                                               ---------
Current assets:
Cash and cash equivalents                      $  63,917

Accounts receivable, net                           4,898
Inventory, net                                    20,883
Prepaid expenses and other current assets          2,000
                                               ---------
Total current assets                              91,698
                                               ---------

Furniture and equipment net,                       1,927
Goodwill and intangibles, net and other
 assets                                           16,511
                                               ---------
Total assets                                   $ 110,136
                                               =========

Current liabilities:
Accounts payable                               $  10,924
Accrued liabilities                                8,936
Deferred revenue                                   1,473
Other current liabilities                            626
                                               ---------
Total current liabilities                         21,959
                                               ---------

Non-current liabilities:
Other liabilities                                     30
                                               ---------
Total liabilities                                 21,989

Total stockholders' equity                        88,147
                                               ---------
Total liabilities and stockholders'
 equity                                        $ 110,136
                                               =========

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          RAVISENT TECHNOLOGIES INC.
         Notes to the Consolidated Financial Statements -- (Continued)

                  RAVISENT Technologies Inc. and Subsidiaries
           Unaudited Pro Forma Consolidated Statement of Operations
                     For the Year Ended December 31, 2000
                     (In thousands, except per share data)

                                                                    RAVISENT
                                                                   Pro Forma
                                                                   ---------
Revenues:
   License and Services                                            $  12,612
   Hardware                                                            6,628
                                                                   ---------
     Total revenues                                                   19,240
                                                                   ---------

Costs of revenues:
   License and services                                                4,752
   Hardware                                                            6,849
                                                                   ---------
     Total cost of revenues                                           11,601
                                                                   ---------

     Gross profit                                                      7,639
                                                                   ---------

Research and develepment
  Non-cash compensation                                                  601
  Other research and development expense                               5,773
Sales and marketing
  Non-cash compensation                                                6,311
  Other sales and marketing expense                                    9,144
General and administrative
  Non-cash compensation                                                  389
  Other general and administrative expense                            13,692
Depreciation and amortization                                          4,710
Acquired in-process research and development                           1,373
                                                                   ---------
     Total operating expenses                                         41,993
                                                                   ---------

Operating loss                                                       (34,354)

Interest (income) expense, net                                        (1,859)
                                                                   ---------

Loss before income taxes                                             (32,495)

Provision for income taxes                                                40
                                                                   ---------

Net loss                                                           $ (32,535)
                                                                   =========

Basic and diluted net loss per weighted
average share of common stock outstanding                          $   (1.96)
                                                                   =========
Weighted average shares outstanding used in
per common share calculation (basic and diluted)                      16,607
                                                                   =========

                          RAVISENT TECHNOLOGIES INC.

     (b) Sale of Internet Appliance Business

         Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, RAVISENT Technologies Inc. and certain of its subsidiaries, RAVISENT Technologies Internet Appliance Group, Inc., Ravisent I.P. Inc. and Ravisent Operating Company, Inc. sold substantially all of the assets of its Internet appliance business excluding inventory, to Phoenix Technologies, Ltd., a Delaware corporation, for approximately $18 million in cash consideration of which $1.8 million is being held by a third party in escrow for 12 months for indemnification purposes. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business. Under the agreement, Phoenix Technologies purchased, among other things, the e-Surfer embedded software Internet browser and related hardware designs for the Internet Appliance market. In addition, in connection with this asset sale, 13 of our employees, associated with the Internet appliance business have accepted employment with Phoenix.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 11.  Executive Compensation

  The information required by this item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by RAVISENT with the Securities and Exchange Commission on or before April 30, 2001.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

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

    (2) Financial Statement Schedules

                        Report of Independent Auditors

The Board of Directors and Stockholders
RAVISENT Technologies Inc.:

Under date of February 28, 2001, we reported on the consolidated balance sheets of RAVISENT Technologies Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
February 28, 2001

        The following consolidated financial statement schedule of RAVISENT Technologies Inc. for each of the years ended December 31, 1998, 1999 and 2000, should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

                 RAVISENT Technologies, Inc. and Subsidiaries
                 Schedule of Valuation and Qualifying Accounts


- ----------------------------------------------------------------------------------------------------------------------
                                                   Balance at        Charged to
                                                  Beginning of       Costs and                        Balance at End
                                                      Year            Expenses        Deductions         of Year
- ----------------------------------------------------------------------------------------------------------------------
Accounts receivable
- -------------------
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998              $  466,600        $    48,347      $  (250,097)       $   264,850
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999              $  264,850        $   165,268      $  (111,163)       $   318,955
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000              $  318,955        $ 4,966,407      $(2,879,928)       $ 2,405,434
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------
Inventory
- ---------
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998              $  400,000        $    70,000      $  (295,565)       $   174,435
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999              $  174,435        $   409,936      $   (28,785)       $   555,586
- ----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000              $  555,586        $ 3,331,891      $   (88,100)       $ 3,799,377
- ----------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------

(b)      CURRENT REPORTS ON FORM 8K DURING THE QUARTER ENDED DECEMBER 31, 2000.

            None.

         Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 2nd day of April 2001.

                            Ravisent Technologies Inc.


                            By:   /s/ Francis E. J. Wilde III
                                ---------------------------------
                                    Francis E.J. Wilde III
                                  Chief Executive Officer and
                                           President

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

              Signature                                   Title                                  Date
              ---------                                   -----                                  ----
     /s/ Francis E. J. Wilde III                   Chief Executive Officer,                  April 2, 2001
- --------------------------------------              President and Director
        Francis E.J. Wilde III                   (Principal Executive Officer)

           /s/ Thomas J. Fogarty                   Chief Financial Officer and               April 2, 2001
- --------------------------------------                Senior Vice President,
             Thomas J. Fogarty                        Corporate Services and
                                               Secretary (Principal Accounting Officer)

     /s/ Frederick J. Beste III                              Director                        April 2, 2001
- --------------------------------------
        Frederick J. Beste III

       /s/ Peter X. Blumenwitz                               Director                        April 2, 2001

- --------------------------------------
         Peter X. Blumenwitz

       /s/ Walter L. Threadgill                              Director                        April 2, 2001
- --------------------------------------
         Walter L. Threadgill

           /s/ Paul A. Vais                                  Director                        April 2, 2001
- --------------------------------------
             Paul A. Vais

Exhibit
 Number                            Exhibit Title
                                   -------------

2.1 Sales Agreement Concerning Shares, dated January 16, 1998, by and among Ulrich Sigmund, Hendrik Horak, Jorg Ringelberg, Erste CINCO Vermogensverwaltungs GmbH and RAVISENT.(1)
2.2 Appendix to Sales Agreement Concerning Shares, dated January 16, 1998, by and among Ulrich Sigmund, Hendrik Horak, Jorg Ringelberg, Erste CINCO Vermogensverwaltungs GmbH and RAVISENT.(1)
2.3 Agreement and Plan of Merger, by and between Divicore Inc., a Pennsylvania corporation, and RAVISENT.(1)
2.4 Agreement and Plan of Reorganization, dated as of October 8, 1999, by and among RAVISENT, Merger Sub, Teknema, Inc. and certain security holders of Teknema, Inc. identified therein. (3)
3.1         Amended and Restated Certificate of Incorporation.(1)
3.2         Amended and Restated Bylaws.(1)
4.1         Form of RAVISENT's Specimen Common Stock Certificate.(1)
4.2 Registration Rights Agreement dated April 30, 1998, by and among RAVISENT and parties listed on Schedule A therein. (1)
4.3 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 75,000 shares of common stock.(1)
4.4 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 200,000 shares of common stock.(1)
4.5 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30, 1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to 100,000 shares of common stock.(1)
4.6 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated June 11, 1996, by and between RAVISENT and Meridian Bank.(1)
4.7 Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated March 15, 1996, by and between RAVISENT and Meridian Bank.(1)
4.8 Subordinated Note and Warrant Purchase Agreement, dated March 18, 1996, by and between RAVISENT and NEPA Venture Fund II, L.P.(1)
4.9 Convertible Debenture and Warrant Purchase Agreement, dated December 17, 1997, by and between RAVISENT and Atlantic Coastal Ventures, L.P.(1)
4.10 Convertible Debenture and Warrant Purchase Agreement, dated February 17, 1998, by and between RAVISENT and Donald Horton and Marty Horton, as community property.(1)
4.11 Quadrant International, Inc. Convertible Debenture and Warrant Purchase Agreement, dated April 7, 1998, by and between RAVISENT and the parties who are signatories thereto.(1)
4.12 Convertible Debenture and Warrant Purchase Agreement, dated March 31, 1998, by and among RAVISENT and the parties who are signatories thereto.(1)
4.13 Subordinated Note and Warrant Purchase Agreement, dated May 4, 1995, by and between RAVISENT and NEPA Venture Fund II, L.P.(1)
4.14 Convertible Promissory Note Purchase Agreement, dated as of April 26, 1999, among RAVISENT and the parties who are signatories thereto.(1)
4.15 Registration Rights Agreement, dated as of April 26, 1999, among RAVISENT and the parties listed on Schedule A thereto.(1)
4.16 Revolving Demand Note, dated July 21, 999 from Divico, Inc. in favor of Liuco, Inc. (4)
10.1        RAVISENT's 1999 Stock Incentive Plan.(1)
10.2        RAVISENT's 1999 Employee Stock Purchase Plan.(1)
10.3        Form of Directors' and Officers' Indemnification Agreement.(1)
10.4 Letter Agreement, dated October 28, 1997, by and between RAVISENT and Dell Products, L.P. (1)
10.5@ License Agreement, dated June 30, 1998, by and between RAVISENT and ST Microelectronics, Inc.(1)
10.6 Source and Object Code License Agreement, dated September 1, 1998, by and between RAVISENT and Microsoft Corporation.(1)
10.7 Development and License Agreement, dated March 2, 1998, by and between RAVISENT and ATI Technologies, Inc.(1)

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

10.22       Amended and Restated CSS Interim License Agreement, dated November
            28, 1997, by and between RAVISENT and Matsushita Electric Industrial
            Co., Ltd.(1)
10.23       Intangible Property License Agreement, dated July 21, 1999 by and between DVA, Inc. and Divico, Inc. (4)
10.24       Tax Sharing Agreement, dated July 21, 1999, by and between RAVISENT and its subsidiaries, Liuco, Inc., and Divico, Inc. (4)
10.25+      Employment Agreement, dated June 2, 1999, by and between RAVISENT and Ned Barlas.(1)
10.26+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and Sharon K. Taylor.(2)
10.27+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and E. Joseph Vitetta, Jr. (2)
10.28+      Employment Agreement, dated March 1, 1999, by and between RAVISENT and William H. Wagner.(2)
10.29       Assignment of Intellectual Property Rights, dated July 21, 1999, from RAVISENT to DVA, Inc. (4)
10.30       Bill of Sale, Assignment and Assumption Agreement, dated July 21,
            1999, between RAVISENT and Divico, Inc. (4)
10.31@      Distribution Rights Agreement, dated June 30, 2000, by and between
            American Trading S.A. and RAVISENT. (5)
10.32*+     Employment Agreement, dated April 17, 2000 by and between RAVISENT and Thomas J. Fogarty.
21.1*       Subsidiaries of RAVISENT.
23.1*       Consent of KPMG LLP, Independent Auditors.
24.1*       Power of Attorney. (reference is made to page 68)
99          Acquisition Agreement dated July 13, 2000. (6)

(1) Incorporated by reference to identically numbered exhibit to RAVISENT's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File NO. 333-77269).
(2) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999.
(3) Incorporated by reference to identically numbered exhibit to RAVISENT's current report on Form 8-K dated November 8, 1999, as filed with the Securities and Exchange Commission on November 22, 1999 (File No. 000-26287).
(4) Incorporated by reference to identically numbered exhibit to RAVISENT's annual report on Form 10-K for the period ended December 31, 1999.
(5) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000.
(6) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000.

@           Confidential treatment granted for portions of this agreement
+           Compensation plans and arrangements for executives and others
*           filed herewith