Form 10-K/A
period 2000-12-30
RAVISENT TECHNOLOGIES INC
filed 2001-04-30
CIK 1052593

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                                 AMENDMENT NO. 1

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

                            257 Great Valley Parkway
                           Malvern, Pennsylvania 19355
                                 (800) 700-0362
    (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

                                 Yes [X] No [ ]

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

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 2, 2001, to include the information required under Part III of Form 10-K. Furthermore, our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 2, 2001 provided that our Annual Meeting of Stockholders was to be held on June 19, 2001, however, we intend to hold this meeting on a later date to be announced as soon as practicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding our directors and executive officers as of December 31, 2000:

                Name                   Age                     Position
                ----                   ---                     --------
  Frederick J. Beste III............    55     Director
  Peter X. Blumenwitz...............    32     Director
  Walter L. Threadgill..............    55     Director
  Paul A. Vais......................    42     Director
  Francis E. Wilde III..............    49     President, Chief Executive
                                                  Officer and Director
  Thomas J. Fogarty.................    38     Sr. Vice President, Corporate
                                                  Services and Chief
                                                  Financial Officer
  Michael R. Harris.................    32     Vice President and Chief
                                                  Technology Officer
  Alan L. McCann....................    37     Sr. Vice President and General
                                                  Manager, Personal
                                                  Computer Division
  Ned E. Barlas.....................    37     Vice President, Chief Legal
                                                  Officer and Secretary


     Frederick J. Beste III. Mr. Beste has served as one of our directors since April 1999, and he previously served as one of our directors from May 1995 to April 1998. Mr. Beste has served as the President of the general partner of the NEPA/Mid-Atlantic family of venture capital partnerships since May 1985. From November 1981 to September 1984, Mr. Beste served as the chief executive officer of Kentucky Highlands Investment Corp. He also serves on a number of boards of directors, including: Allegheny Child Care Academy, Inc., Blue Rock Management Corporation, Delex Systems, Inc., Medtrex, Inc., Outdoor Venture Corporation, Form Design Corporation, Casecraft Corporation, NEPA II Management Corporation, MAVF III Management Corporation, Storeroom Solutions, Inc. and the NET Ben Franklin Technology Center. Mr. Beste holds a B.A. in Economics from Stetson University.

     Peter X. Blumenwitz. Mr. Blumenwitz has served as one of our directors since April 1999. Since August 1997, Mr. Blumenwitz has served as Assistant Director of Apax Partners & Co. Beteilgungsberatung A.G., a European private equity firm. From June 1993 to August 1997, Mr. Blumenwitz served as an Investment Manager for Technologies holding VC GmbH, a German venture capital firm and KBG, a quasi-governmental investment firm. Prior to June 1993, he served as a credit analyst for Allgemeine Kredit, a credit insurer based in Germany. Mr. Blumenwitz also serves on the boards of directors of ENBA p.l.c., Dublin, Ireland and iMediation S.A., Paris, France. Mr. Blumenwitz holds a B.S. in business administration from the Fachhochschule Munich.

     Walter L. Threadgill. Mr. Threadgill has served as one of our directors since January 1998. Since February 1996, Mr. Threadgill has served as General Managing Partner of Atlantic Coastal Ventures, L.P., a venture capital firm. Since June 1979, Mr. Threadgill has also served as President and Chief Executive Officer of Multimedia Broadcast Investment Corporation (or MBIC), a venture capital company specializing in broadcast financing. Prior to forming MBIC, Mr. Threadgill was Divisional Vice President of Fiduciary Trust Company in New York and Senior Vice President, Chief Operating Officer of United National Bank in Washington, D.C. He also serves on several boards of directors including: ICG Communications, Inc., Citywide Broadcasting, Inc. and Unisource Network Services, Inc. Mr. Threadgill holds a B.A. in Business Administration from Bernard M. Baruch College, City University of New York, an M.B.A. from Long Island University and an M.A. in International and Telecommunications Law from Antioch School of Law.

     Paul A. Vais. Mr. Vais has served as one of our directors since April 1998. Mr. Vais has been a Managing Director of Patricof & Co. Ventures, Inc., a venture capital firm, since March 1997. From March 1995 to December 1996, Mr. Vais served as Vice President of Enterprise Partners V.C., a venture capital firm. From October 1994 to March 1995, Mr. Vais served as a consultant for International Business Machines and several early stage companies, providing expertise in strategic marketing and technology development. Mr. Vais also worked at NeXT Computer, Inc., from July 1988 to October 1994, where he served as the Executive Director of Worldwide Marketing, and with Apollo Computer, an engineering workstation company. Mr. Vais serves as a director of Icarian, Inc., Oblix, Inc. and InfoLibria, Inc. Mr. Vais holds a B.A. in Computer Science from the University of California at Berkeley.

     Francis E.J. Wilde III. Mr. Wilde joined us in August 1997 as a director and as President. In April 1998, Mr. Wilde was appointed Chief Executive Officer. Prior to joining us, from March 1995 to August 1997, Mr. Wilde served as Vice President of Academic Systems Corporation, an instructional software company. From January 1994 to March 1995, Mr. Wilde served as the Senior Vice President of Summa Graphics Corporation, a computer-aided design graphics peripherals company. From January 1993 to December 1993, Mr. Wilde served as the Chief Executive Officer of Collaborative Technology Corporation, an electronic meeting software company. Mr. Wilde holds a B.A. in Business Administration from Seton Hall University.

     Thomas J. Fogarty. Mr. Fogarty joined us in May 2000 as Senior Vice President, Corporate Services and Chief Financial Officer. Prior to joining us, from September 1999 to May 2000, Mr. Fogarty served as Senior Vice President and Chief Financial Officer of DecisionOne Corporation, a multivendor computer software and hardware maintenance company. From January 1995 to August 1999, Mr. Fogarty served as Vice President, Finance and Treasurer of DecisionOne. From 1984 to December 1994 he served in various positions in the accounting and finance departments of Bell Atlantic Business Systems Services, Inc., ending as Acting Chief Financial Officer and Treasurer at the time Bell Atlantic Business System Services merged with DecisionServecom to become DecisionOne. Mr. Fogarty holds both a B.B.A. in accounting and an M.B.A. from the Wharton School at the University of Pennsylvania.

     Michael R. Harris. Mr. Harris was one of our co-founders. From May 1994 to September 1995, he served as our Vice President of Engineering. In September 1995, he became Vice President of Technology and in September 1998, he became the Chief Technology Officer. Prior to becoming one of our co-founders, from January 1993 to May 1994, Mr. Harris served as Chief Executive Officer and founder of Checkmate Technologies, a multimedia design consulting firm. Mr. Harris holds a B.S. in Computer and Electrical Engineering from Purdue University.

     Alan L. McCann. Mr. McCann joined us in November 1999 as Senior Vice President and General Manager, Personal Computing Division. Prior to joining us, from May 1997 to November 1999, Mr. McCann served as Senior Director of Marketing for the Board Division of ATI Technologies Inc, a personal computer graphics company. From October 1995 to May 1997, Mr. McCann served as Director of Marketing and General Manager for QMS Canada Inc., a digital printing company. From 1987 to October 1995, Mr. McCann served in various sales and marketing roles for Xerox Canada Inc., a digital business products and services company. Mr. McCann holds a B.A.Sc. in Computer/Electrical Engineering from the University of Waterloo, Waterloo, Canada, and an M.B.A. from York University, Toronto, Canada.

     Ned E. Barlas. Mr. Barlas joined us in June 1999 as Vice President and Chief Legal Officer.In May 2000, Mr. Barlas became Secretary. In July 2000 he became Senior Vice President. Prior to joining us, from March 1994 to June 1999, Mr. Barlas was an attorney associated with Panitch Schwarze Jacobs & Nadel, P.C., a law firm specializing in intellectual property matters based in Philadelphia. From October 1990 to February 1994, Mr. Barlas was a corporate attorney associated with Blank, Rome, Comisky & McCauley, a general practice law firm based in Philadelphia. Mr. Barlas holds a B.A. in Economics from Swarthmore College and a J.D. from the University of Pennsylvania Law School.

     Our officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors and executive officers and 5% or greater stockholders ("Significant Stockholders") must file reports with the Securities and Exchange Commission indicating the number of shares of our common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors, executive officers and significant stockholders filed all the required reports during 2000. To our knowledge, during 2000, no other person subject to the reporting requirement of Section 16(a) failed to file or was delinquent in filing a required report.

ITEM 11. Executive Compensation

The following table provides certain summary information concerning the compensation earned, by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose salary and bonus for the 2000 fiscal year was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for the fiscal year 1999 and 2000 The listed individuals shall be hereinafter referred to as the "Named Officers".

                          SUMMARY COMPENSATION TABLE


                                                                                                   Long-Term
                                                         Annual Compensation                      Compensation
                                      --------------------------------------------------------    ------------
                                                                                  Other Annual     Securities
                                        Annual             Compensation Bonus     Compensation     Underlying       All Other
 Name and Principal Position   Year   Salary ($)                   ($)                ($)            Options      Compensation
 ---------------------------   ----   ----------           ------------------     ------------     ----------     ------------
Francis E.J. Wilde III.......  2000    $175,000                 $ 21,875                 0                 0       $148,000 (1)
  Chief Executive Officer,     1999    $175,000                  103,750                 0           151,041
   President and Director

Thomas J. Fogarty(3).........  2000     127,536                   62,500                 0           105,000        --
  Chief Financial Officer      1999           0                        0                 0                 0        --
   and Senior Vice
   President, Corporate
   Services

Michael R. Harris............  2000     125,000                   15,625                 0                 0        189,000 (2)
  Chief Technology Officer     1999     125,000                   28,750                 0                 0         60,000 (2)

Alan L. McCann(4)............  2000     150,000                   35,000                 0           100,000        --
  Senior Vice President and    1999      19,318                   13,062                 0            30,000        --
   General Manager Digital
   Media

 Ned E. Barlas...............  2000     137,500                   20,375                 0            22,500        --
  Chief Legal Officer,         1999      70,319                    7,813                 0            30,000        --
   Senior Vice President and
   General Counsel

     ----------
     (1) Represents loans from the Company to Mr. Wilde with below-market interest rates.

     (2) Represents loans from the Company to Mr. Harris with below-market interest rates.

     (3)  Hired in May 2000

     (4)  Hired in November 1999

                        OPTION GRANTS IN FISCAL YEAR 2000

     The following table sets forth option grants for the year ended December 31, 2000 to our chief executive officer and each of the four other most highly compensated executive officers for the year ended December 31, 2000, whose salary and bonus exceeded $100,000. All options were granted under the 1999 Stock Incentive Plan and under such plan all options expire ten years from the date they were granted.

                                                     Individual Grants
                                 -----------------------------------------------------------
                                                                                                 Potential Realizable
                                                 Percent of                                   Value Using Assumed Annual
                                  Number of     Total Options                                    Rates of Stock Price
                                 Securities      Granted to                                     Appreciation for Option
                                 Underlying     Employees in    Exercise Price                         Term (3)
                                   Options       Fiscal 2000     Per-Share ($)   Expiration
             Name                Granted (#)       (%) (1)            (2)         Date (2)              5% 10%
             ----                -----------    -------------   --------------   -----------    -------------------------
Francis E.J. Wilde III......            0           0%                0.00           --             --            --


Thomas J. Fogarty...........       80,000           9.0%              6.64         5/2/10     $865,269      $1,377,796
                                   25,000           3.0%              0.01         5/2/10     $270,397      $  430,561

Michael R. Harris...........            0           0                 0.00           --             --            --


Ned E. Barlas...............        2,500            .27%             0.01         6/5/10    $  26,184      $   41,694
                                    8,000           1.00%             6.43         6/5/10    $  83,760      $  133,360
                                    1,200            .13%             7.81         7/19/10    $152,660      $  243,085


Alan McCann.................       50,000           5.0%              6.64         5/2/10     $540,793      $  861,122
                                   50,000           5.0%              0.01         5/2/10     $540,793      $  861,122

(1) Based on an aggregate of 933,254 options granted to employees, consultants and directors during the year ended December 31, 2000.

(2) The exercise price may be paid in cash, with shares of common stock or through a cashless exercise price. All options become exercisable over a four-year period, with 25% of the shares vesting on the one year anniversary of the grant date and the remainder vesting in 36 equal monthly installments. To the extent not already exercisable, all of these options will become fully vested and exercisable in the event we are acquired. In addition, Mr. Harris' employment agreement provides for the immediate vesting of all outstanding options in the event he is terminated without cause. No cancellation and regranting of options took place during the fiscal year ended December 31, 2000 and no stock appreciation rights were granted during such year.

(3) The potential realizable values calculated based on the term of the option at its time of grant, which is ten years. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                      Number of
                                                                     Securities
                                                                     Underlying         Value of
                                                                     Unexercised       Unexercised
                                                                     Options at       In-the-Money
                                      Shares                           FY-End       Options at FY-End
                                    Acquired on   Value Realized    Exercisable/      Exercisable/
   Name and Principal Position       Exercise           ($)         Unexercisable     Unexercisable
   ---------------------------       --------     --------------    -------------     -------------
Francis E.J. Wilde III...........    39,682       $157,935          236,320/46,681  $708,960/$140,043
   Chief Executive Officer,
   President and Director
Thomas J. Fogarty(2).............         0              0           11,458/93,542    34,374/280,626
   Chief Financial Officer and
   Senior Vice President
Michael R. Harris................   109,276        650,537          239,811/239,811  719,433/719,811
   Chief Technology Officer
Alan L. McCann(3)................         0              0           59,373/70,627   178,119/211,881
   SeniorVice President and
   General Manager Digital Media
 Ned E. Barlas...................         0              0           15,623/40,210    46,869/120,630
   Senior Vice President and
   General Counsel, Secretary


                              DIRECTOR COMPENSATION

     Directors who are not currently employees of the Company are eligible to receive discretionary option grants and stock issuances under our 1999 Stock Incentive Plan for their service on the board of directors. These directors were entitled to each receive an option to purchase 20,000 shares upon the closing of our initial public offering in July 1999, and will each receive grants of 5,000 options at each annual meeting of stockholders while they serve as directors, including the annual meeting to which this proxy statement relates. Each current board member waived his right to receive the option to purchase 20,000 shares of Ravisent common stock. These directors do not receive any monetary compensation for their services, but are reimbursed for reasonable expenses relating to their service on the board of directors.

                        COMPENSATION COMMITTEE REPORT ON
                             EXECUTIVE COMPENSATION

     The compensation committee of our board of directors sets the compensation of our chief executive officer, reviews the design, administration and effectiveness of compensation programs for other key executives and approves stock option grants for all executive officers. The committee is composed entirely of outside directors.

     Compensation Philosophy and Objectives

     We operate in the extremely competitive and rapidly changing high technology industry. The committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for our success and should be determined within a competitive framework and based on the achievement of designated financial targets, individual contribution, customer satisfaction and financial performance relative to that of our competitors. Within this overall philosophy, the committee's objectives are to:

     o Offer a total compensation program that takes into consideration the compensation practices of a group of specifically identified peer companies and other selected companies with which we compete for executive talent.

     o Provide annual variable incentive awards that take into account our overall financial performance in terms of designated corporate objectives and the relative performance of the peer companies as well as individual contributions.

     o Align the financial interests of executive officers with those of stockholders by providing significant equity-based, long-term incentives.

     Compensation Components and Process

     The three major components of our executive officer compensation are: (i) base salary, (ii) variable incentive awards and (iii) long-term, equity-based incentive awards. The committee determines the compensation levels for the executive officers with the assistance of our Human Resources Department, which works with an independent consulting firm that furnishes the committee with executive compensation data drawn from a nationally recognized survey of similarly sized technology companies that have been identified as the peer companies. The positions of our chief executive officer and executive officers were compared with those of their counterparts at the peer companies, and the market compensation levels for comparable positions were examined to determine base salary, target incentives and total cash compensation. In addition, the practices of the peer companies concerning stock option grants were reviewed and compared.

     Base Salary. The base salary for each executive officer is determined at levels considered appropriate for comparable positions at peer companies.

     Variable Incentive Awards. To reinforce the attainment of our goals, the committee believes that a portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive pool for executive officers is determined on the basis of our achievement of the financial performance targets established at the beginning of the fiscal year and also includes a range for the executive's contribution and a strategic component tied to our performance relative to a select group of competitors. The incentive plan sets a threshold level of performance based on revenue that must be attained before any incentives are awarded. Once the fiscal year's threshold is reached, specific formulas are in place to calculate the actual incentive payment for each officer. A target is set for each executive officer based on targets for comparable positions at the peer companies and is stated in terms of an escalating percentage of the officer's base salary for the year.

     Long-Term, Equity-Based Incentive Awards. The goal of our long-term, equity-based incentive awards is to align the interests of executive officers with stockholders and to provide each executive officer with a significant incentive to manage us from the perspective of an owner with an equity stake in the business. The committee determines the size of long-term, equity-based incentives according to each executive's position and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions with the peer companies and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the committee's discretion. During fiscal 2000, the committee made option grants to Messrs. Wilde, Fogarty, Harris, Barlas and McCann under our 1999 Plan. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time. Options granted to this group of individuals in December 31, 2000 and later vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with us. Accordingly, the option grants will provide a return only if the officer remains with us and only if the market price appreciates over the option term.

     CEO Compensation. The annual base salary for Mr. Wilde was established by committee on January 1, 1999 and has not been modified since that date. The committee's decision was based on both Mr. Wilde's performance of his duties and the salary levels paid to chief executive officers of the peer companies. Mr. Wilde's 2000 fiscal year incentive compensation was based on the actual financial performance of the Company in achieving designated corporate objectives and attaining a strategic revenue objective. Mr. Wilde's incentive compensation was based on the incentive plan used for all executive officers and provided no dollar guarantees. No option grants were made to Mr. Wilde during the 2000 fiscal year.

Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance based compensation paid to our executive officers for the 2000 fiscal year did not exceed the $1 million limit per officer. Further, the compensation committee believes that the 1999 Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the compensation committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. The compensation committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

Other Elements of Executive Compensation

     Executives are eligible for corporation-wide medical and dental benefits and participation in a 401(k) plan under which we currently provide no matching contributions. In addition, executives participate in a corporation-wide short and long-term disability insurance program and a group term life insurance program.

     It is the opinion of the committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance and interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

                        Submitted by the Compensation Committee of our Board of Directors

The following graph shows comparison of the cumulative total stockholder return on our common stock with that of the Nasdaq Stock Market (U.S.) Index and the stocks included in the Standard and Poor's Computers (software and services) index, for the period beginning July 15, 1999, the day our common stock began trading, through December 31, 1999. The comparison for each of the periods assumes that $100 was invested on July 15, 2000 in our Common Stock, the stocks included in the Nasdaq Stock Market (U.S.) Index and the stocks included in the Standard and Poor's Computer (Software & Services) company index. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investor.

                                PERFORMANCE GRAPH

                      COMPENSATION COMMITTEE INTERLOCKS AND
                              INSIDER PARTICIPATION

     The compensation committee of our board of directors was formed in April 1999, and the current members of the compensation committee are Messrs. Frederick Beste and Paul Vais. Neither member of this committee was one of our officers or employees at any time during 2000.

            EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     In August 1997, we entered into an employment letter agreement with Mr. Wilde. The annual base salary for Mr. Wilde is $125,000 per annum. Under the employment letter agreement, we paid $25,000 to Mr. Wilde as a signing bonus and granted to Mr. Wilde a stock option to purchase 166,667 shares of our common stock at an exercise price of $6.00 per share. These stock options have fully vested. These stock options were regranted on September 23, 1998 at $2.52 per share. In addition, in the event of a sale of all of the assets or a merger in which we are not the surviving entity and in which we are valued at $80,000,000 or more, Mr. Wilde is entitled to the greater of 2.5% of the proceeds or $2,000,000 in cash.

     In November 1997, we entered into an employment agreement with Mr. Harris, in which we hired Mr. Harris as our Chief Technology Officer for a two year term at a base salary of $125,000 per year, an annual cash bonus of $35,000 and incentive stock options to purchase up to 4,167 shares of common stock in minimum blocks of 2,083 shares at an exercise price of $1.50 per share. His agreement was extended until December 31, 2000. In addition, if Mr. Harris is terminated for any reason other than gross malfeasance or gross nonfeasance, he will be paid his then-current salary for six additional months. Finally, if Mr. Harris is terminated, his options immediately vest.

     In May 2000, we entered into an employment agreement with Mr. Fogarty, in which we hired Mr. Fogarty as our Chief Financial Officer for a one year term at a base salary of $200,000 per year, an annual cash bonus of $100,000 and incentive stock options to purchase 105,000 of common stock at an exercise price of $6.64 for 80,000 shares of common stock and $0.01 for 25,000 shares of common stock.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2000, except as noted in the footnotes below by:

          o all persons who are beneficial owners of 5% or more of our common stock;

          o    each director;

          o our chief executive officer and the four other most highly compensated. executive officers for the year ended December 31, 2000, whose salary and bonus exceeded $100,000; and

          o    all directors and executive officers as a group.

          o The number of shares beneficially owned and the percentage of shares beneficially owned prior to the offering are based on 17,394,429 shares outstanding as of April 28, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to such shares. All shares of common stock subject to options currently exercisable or exercisable within 60 days after December 31, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                            Number of Shares          Percent Beneficially
                                                           Beneficially Owned                Owned
                                                          --------------------        --------------------
         NEPA Venture Fund II, L.P.(1)...............          470,005                               2.70%
         Entities affiliated with Patricof & Co.
            Ventures, Inc. (2).......................        1,172,195                               6.74%
         Atlantic Coastal Ventures L.P. (3)..........          365,646                               2.10%
         Francis J. Wilde III (4)....................          276,002                               1.59%
         Thomas J. Fogarty(5)........................           14,458                               *
         Michael R. Harris (6).......................          520,622                               2.99%
         Ned E. Barlas (7)...........................           15.623                               *
         Alan L. McCann (8) .....................               59,373                               *
         Frederick J. Beste III (1)..................          518,662                               2.98%
         Peter X. Blumenwitz (2).....................        1,172,195                               6.74%
         Walter L. Threadgill (3)....................          379,346                               2.18%
         Paul A. Vais(2).............................        1,178,422                               6.77%
         All directors and executive officers as a
            group
            (9 persons) (9)..........................        2,903,135                               16.69%

          ----------
          * Less than 1%.

     Except as otherwise noted below, the address of each person listed on the table is c/o RAVISENT Technologies Inc., One Great Valley Parkway, Malvern, Pennsylvania, 19355.

(1) Principal address is 125 Goodman Drive, Bethlehem, PA 18015. Includes warrants to purchase 836,371 shares of Series A preferred stock at an exercise price of $0.5978262 per share and warrants to purchase 83,635 shares of Series A preferred stock at an exercise price of $0.746352 per share. NEPA Venture Fund, II, L.P. has one general partner, NEPA II Management Corporation, that has three officers: Frederick Beste, Glen Bressner and Marc Benson. Each of these officers shares voting and investment power over the shares held by NEPA Venture Fund. Mr. Beste disclaims beneficial ownership of all RAVISENT shares except to the extent of his pecuniary interest in NEPA Venture Fund II, L.P.

(2) Principal Address is 445 Park Avenue, New York, NY 10022. Represents 80,274 shares of our common stock and warrants to purchase 54,283 shares of our common stock at an exercise price of $0.06 per share held by Coutts & Co. (Cayman) Ltd., 363,521 shares of our common stock and warrants to purchase 245,181 shares of our common stock at an exercise price of $0.01 per share held by The P/A Fund III, L.P., 847,591 shares of our common stock held by Apax Germany II L.P., 20,332 shares of our common stock and warrants to purchase 5,884 shares of our common stock at an exercise price of $0.06 per share held by Patricof Private Investment Club, L.P., 630 shares of our common stock held by Patricof and Co. Managers, Inc., 6,728 shares of our common stock held by Patricof Family Partnership, 1,606 shares of our common stock held by Apax Worldwide, and 454,924 shares of our common stock and warrants to purchase 307,604 shares of our common stock at an exercise price of $0.06 per share held by APA Excelsior IV, L.P. Mr. Vais is a Vice President of Patricof Co. Ventures, Inc. and a director of RAVISENT. APA Excelsior IV Partners, L.P. is the general partner of Coutts & Co. (Cayman) Ltd., Patricof Private Investment Club, L.P. and APA Excelsior IV, L.P. APA Excelsior IV Partners, L.P. has one general partner, Patricof & Co. Managers, Inc. The sole shareholder of Patricof & Co. Managers, Inc. is Alan Patricof. APA Pennsylvania Partners III, L.P. is the general partner of The P/A Fund III, L.P. APA Pennsylvania Partners III, L.P. has one general partner, Patricof & Co. Managers, Inc. whose sole shareholder is Alan Patricof. Alan Patricof has sole voting and investment power over the shares held by Coutts & Co. (Cayman) Ltd., Patricof Private Investment Club, L.P., APA Excelsior IV, L.P. and The P/A Fund III, L.P. Apax Partners & Co. (Germany) II, Ltd. is the managing general partner of Apax Germany II L.P. Apax Partners & Co. (Germany) II, Ltd. has six directors: Alan Patricof, Maurice Tchenio, Richard Rich, Ronald Cohen, Patrick de Giovanni and Adrian Beecroft. Each of these directors shares voting and investment power over the shares held by Apax Germany II L.P. Mr. Vais disclaims beneficial ownership of all of our shares, except to the extent of his pecuniary interest in Patricof Private Investment Club, L.P. Mr. Blumenwitz is an Assistant Director of Apax Partners & Co. Beteilgungsberatung A.G. and a director of RAVISENT. Mr. Blumenwitz disclaims beneficial ownership of all of our shares, except to the extent of his pecuniary interest in Apax Germany II L.P. Mr. Vais disclaims beneficial ownership of all of our shares, except to the extent of his pecuniary interest in Patricof Private Investment Club, L.P.

(3) Principal Address is 3101 South Street N.W., Washington, D.C. 20007. Includes 457,351 shares of our common stock held by Atlantic Coastal Ventures, L.P. Mr. Threadgill is a General Partner of Atlantic Coastal Ventures, L.P. and a director of RAVISENT. Mr. Threadgill shares voting and investment power with Donald F. Greene, a General Partner of Atlantic Coastal Ventures, L.P. over the shares held by Atlantic Coastal Ventures.


(4) Includes 236,320 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.

(5) Includes 11,458 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.

(6) Includes 239,811 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.

(7) Includes 15,623 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.

(8) Includes 59,373 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.

(9) Includes 562,585 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2000.


ITEM 13. Certain Relationships and Related Transactions

     We have currently in place indemnification agreements with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     On November 15, 1999, we loaned Alan L. McCann the sum of $288,808. Mr. McCann executed a Promissory Note, whereby he will repay the amount of the loan plus interest of eight percent (8%) in twenty-four equal installments of $12,996. Additionally on November 29, 1999, we loaned Mr. McCann $200,000. Mr. McCann executed a Promissory Note whereby he agreed to repay the loan amount by April 30, 2000. The payment due date of the Promissory Note was extended to April 30, 2001. These loans were made to assist Mr. McCann in selling his home and relocating his family in contemplation of employment with RAVISENT.

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

     From September to November 2000 the Company advanced $189,510 to Michael Harris. The loan is payable on demand.

     In August and September 2000, the Company entered into agreements to loan Francis J. Wilde III $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans are secured by all of the Company's stock held or subsequently acquired by the officer. The loans bear interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. The payment terms of the loans will be extended to June 30, 2001.

     In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was due December 31, 2000. The former officer committed to paying $50,000 of the balance in March 2001 and the balance in full by June 30, 2001.

     We have currently in place non-competition and confidentiality agreements with our executive officers.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties. All future transactions, including loans, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or 5% stockholders are affiliated will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors of the board of directors and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 30th day of April, 2001.

                                         RAVISENT Technologies Inc.

                                         By:    /s/ Francis E. J. Wilde III
                                             -------------------------------
                                                 Francis E.J. Wilde III
                                               Chief Executive Officer and
                                                        President

  Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the persons whose signatures appear below, which persons have signed such report in the capacities and on the dates indicated.


              Signature                              Title                        Date
              ---------                              -----                        ----

     /s/ Francis E. J. Wilde III            Chief Executive Officer,            April 30, 2001
 ------------------------------------       President and Director
        Francis E.J. Wilde III              (Principal Executive Officer)

      /s/ Thomas J. Fogarty                 Chief Financial Officer and         April 30, 2001
-------------------------------------       Senior Vice President,
         Thomas J. Fogarty                  Corporate Services
                                            (Principal Accounting Officer)

     /s/ Frederick J. Beste III             Director                            April 30, 2001
-------------------------------------
        Frederick J. Beste III

       /s/ Peter X. Blumenwitz              Director                            April 30, 2001
-------------------------------------
         Peter X. Blumenwitz

       /s/ Walter L. Threadgill             Director                            April 30, 2001
-------------------------------------
         Walter L. Threadgill

           /s/ Paul A. Vais                 Director                            April 30, 2001
-------------------------------------
             Paul A. Vais
