Form 10-Q
period 2001-03-31
RAVISENT TECHNOLOGIES INC
filed 2001-05-15
CIK 1052593

                          RAVISENT TECHNOLOGIES INC.

                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2001

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

                          ___________________________

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

                                   Yes X  No
                          ---------------------------

On May 9, 2001, 17,475,445 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                          RAVISENT TECHNOLOGIES INC.

                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001


                                     INDEX

                                                                                                           Page
Part I:          Financial Information

Item 1:          Financial Statements

                 Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000              3

                 Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000     4
                 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000     5
                 (unaudited)

                 Notes to Consolidated Financial Statements                                                   6

Item 2:          Management's Discussion and Analysis of Financial Condition and Results of Operations        19

Item 3:          Quantitative and Qualitative Disclosures About Market Risk                                   32

Part II:         Other Information

Item 1:           Legal Proceedings                                                                           49

Item 2:           Changes in Securities and Use of Proceeds                                                   50

Item 3:           Defaults upon Senior Securities                                                             51

Item 4:           Submission of Matters to a Vote of Security Holders                                         51

Item 5:           Other Information                                                                           51

Item 6:           Exhibits and Reports on Form  8-K                                                           52

                          RAVISENT TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

PART I
ITEM 1: FINANCIAL STATEMENTS
                                                                                    March 31,        December 31,
                                                                                      2001               2000
                                                                                   ------------------------------
                                                                                   (unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents, including restricted cash of  $1,800 in 2001
    and $1,806 in 2000........................................................     $      69,559       $    9,615
    Accounts receivable, net of allowance for doubtful accounts of $2,463 in
    2001 and $2,405 in 2000...................................................             4,198            5,901
    Inventories, net..........................................................            22,878           20,883
    Prepaid expenses..........................................................               514              963
    Loans receivable - officers ..............................................               322              662
    Other current assets......................................................                37              547
                                                                                   -------------       ----------
        Total current assets..................................................            97,508           38,571

 Furniture and equipment, net.................................................             1,436            3,995
 Goodwill and other intangibles, net of accumulated amortization of $480 in
 2001 and $7,425 in 2000......................................................             5,217           17,530
 Loan receivable--officer......................................................               25               25
 Other assets ................................................................               891               72
                                                                                   -------------       ----------
        Total assets..........................................................     $     105,077       $   60,193
                                                                                   =============       ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..........................................................     $       9,415       $   11,088
    Accrued expenses .........................................................             4,077            2,147
    Income taxes payable......................................................             2,931                -
    Deferred revenue..........................................................             1,771            1,473
    Other current liabilities.................................................               136              657
                                                                                   -------------       ----------

        Total current liabilities.............................................            18,330           15,365
                                                                                   -------------       -----------
 Non-current liabilities:
    Deferred income taxes.....................................................               564                -
                                                                                   -------------       -----------
        Total liabilities.....................................................            18,894           15,365

 Commitments and contingencies (note 8)

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2001 and
    2000, none issued or outstanding
    Common stock, $.001 par value 50,000,000 authorized; 17,649,316
    shares issued in 2001 and 17,594,429 in 2000..............................                17               17
    Additional paid-in capital................................................           120,708          121,330
    Deferred stock compensation...............................................            (1,003)          (3,241)
    Accumulated deficit.......................................................           (32,642)         (72,380)
    Accumulated other comprehensive income....................................              (177)            (178)
    Treasury stock at cost, 200,000 shares                                                  (720)            (720)
                                                                                   -------------       ----------

        Total stockholders' equity............................................            86,183           44,828
                                                                                   -------------       ----------

        Total liabilities and stockholders' equity..........................       $     105,077       $   60,193
                                                                                   =============       ==========

          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                                   Three Months Ended March 31,
                                                                                     2001                 2000
                                                                                  ---------------------------------
                                                                                  (unaudited)          (unaudited)
Revenues:
    License and services ..................................................       $      2,770         $      2,921
    Hardware ..............................................................                 46                2,789
                                                                                  ------------         ------------

Total revenues ............................................................              2,816                5,710

Cost of revenues:
    License and services ..................................................                617                1,129
    Hardware ..............................................................                 37                2,514
                                                                                  ------------         ------------

Total cost of revenues ....................................................                654                3,643
                                                                                  ------------         ------------

Gross profit ..............................................................              2,162                2,067

Research and development
    Non-cash compensation .................................................              1,738                   81
    Other research and development expense ................................              2,407                2,143
Sales and marketing
    Non-cash compensation and other expense ...............................                 69                  359
    Other selling  and marketing expense ..................................              3,492                1,882
General and administrative
    Non-cash compensation .................................................                 64                   41
    Other general and administrative expense ..............................              2,415                2,343
Depreciation and amortization .............................................              1,666                1,356
                                                                                  ------------         ------------
        Operating loss ....................................................             (9,689)              (6,138)

Gains on sales of assets ..................................................             52,037                   --
Interest (income) expense, net and other (income) .........................               (366)                (616)
                                                                                  ------------         ------------
Income (loss) before income taxes .........................................             42,714               (5,522)
    Provision for income taxes ............................................              2,979                   15
                                                                                  ------------         ------------

Net income (loss) .........................................................       $     39,735         $     (5,537)
                                                                                  ============         ============

Basic net income (loss) per weighted average common share outstanding .....       $       2.28         $      (0.34)
                                                                                  ============         ============

Diluted net income (loss) per weighted average common share outstanding ...       $       2.14         $      (0.34)
                                                                                  ============         ============
Weighted average number of common shares outstanding used in calculation of
basic net income (loss) per share .........................................         17,415,045           16,068,969
                                                                                  ============         ============
Weighted average number of common shares outstanding used in calculation of
diluted net income (loss) per share .......................................         18,582,846           16,068,969
                                                                                  ============         ============


         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                                ---------------------------
                                                                                                  2001              2000
                                                                                                ---------------------------
                                                                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss) .....................................................................       $ 39,735          $ (5,537)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .......................................................          1,666             1,356
    Gain on sales of assets .............................................................        (52,037)               --
    Non-cash compensation and other expenses ............................................          1,438               481
    Deferred income taxes................................................................            564                --
  Changes in items affecting operations:
    Accounts receivable .................................................................          1,442              (420)
    Inventory ...........................................................................         (1,995)           (1,024)
    Loan receivable--officer ............................................................             36              (131)
    Prepaid expenses and other current assets ...........................................           (522)              (24)
    Other assets and intangible assets ..................................................         (1,522)               --
    Accounts payable ....................................................................         (1,536)           (1,754)
    Accrued expenses and other current liabilities ......................................          1,478               108
    Income taxes payable ................................................................          2,931                --
    Deferred revenue ....................................................................            298              (184)
                                                                                                --------          --------
Net cash used in operating activities ...................................................         (8,024)           (7,129)
                                                                                                --------          --------

Cash flows from investing activities:
  Capital expenditures ..................................................................           (166)             (294)
  Net proceeds from sales of assets .....................................................         68,112                12
  Investment in short-term investment ...................................................             --               (14)
                                                                                                --------          --------
Net cash provided by (used in) investing activities .....................................         67,946              (296)
                                                                                                --------          --------

Cash flows from financing activities:
  Repayments under other liabilities ....................................................             --              (389)
  Net proceeds from exercise of stock options and warrants ..............................              3                79
                                                                                                --------          --------
Net cash provided by (used in) financing activities .....................................              3              (310)
                                                                                                --------          --------

Effect of exchange rate changes on cash and cash equivalents ............................             19               (14)
                                                                                                --------          --------

Net increase (decrease) in cash and cash equivalents ....................................         59,944            (7,749)
Cash and cash equivalents:
  Beginning of year .....................................................................          9,615            48,251
                                                                                                --------          --------
  End of year ...........................................................................       $ 69,559          $ 40,502
                                                                                                ========          ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest ............................................................................       $      1          $     10
    Income taxes ........................................................................             --                --



         See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to March 31, 2001 and 2000 is unaudited)

          Unaudited Interim Financial Statements

          The interim consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001 and 2000 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2000.

1)  Summary of Significant Accounting Policies

       a)   Description of Business (Note 11)

          RAVISENT Technologies Inc. ("the Company"), which changed its name from Divicore Inc. in June 1999 and from Quadrant International, Inc. in May 1999, designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems. In March 2001, the Company sold its consumer electronics business and its Internet appliance business (note 11). The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and, during 2000, consumer electronics platforms. The Company's customers consist principally of personal computer manufacturers.

          During 2000, the Company's revenues were substantially generated from selling digital video solutions and Internet appliance devices to personal computer, consumer electronics, and Internet appliance original equipment manufacturers. During 1999 and 1998 the Company's revenue was substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling hardware-based digital video solutions to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers. In November of 1999, the Company acquired Teknema Inc., which expanded the Company's product offerings to the Internet appliance market. In August 2000, the Company acquired Cinax Designs Inc., which enhanced the Company's digital video product line.

          The Company was incorporated in Pennsylvania in April 1994 and reincorporated in Delaware as RAVISENT Technologies Inc. in 1999.

          The Company has historically sustained significant net losses and negative cash flows from operations since its inception. For the three months ended March 31, 2001, the Company's net income was $39.7 million, which is attributable to gains on the sales of assets of $52 million (note 11). The Company plans on investing heavily in product development, sales and marketing and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through March 31, 2002. See note 11 for sales of assets.

       b)   Principles of Consolidation

          The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       c)   Cash and Cash Equivalents and Short-term Investments

                          RAVISENT TECHNOLOGIES INC.

          For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments represented a bank certificate of deposit, with an original maturity greater than three months.

       d)   Inventories

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $3,799,000 at March 31, 2001 and December 31, 2000.

       e)   Revenue Recognition

          The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). License revenues for one-time license fees and up-front license fees are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable. The up-front license fee terms generally provide an agreed-upon level of sales of a licensee's products below which a licensee will not be obligated to remit royalty payments. Additionally, the up-front fees are nonrefundable even in the event such level is not attained. License revenues consisting of fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 45 to 60 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

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

          Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modification or customization of hardware or software under unilateral or joint development arrangements are recognized using the percentage-of-completion method, based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. In other instances, progress toward completion is based on individual contract costs incurred to date compared with total estimated contract costs. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

                          RAVISENT TECHNOLOGIES INC.

       f)   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       g)  Computation of Net Income (Loss) Per Share

     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method), if any. Under the treasury stock method, the dilutive effect of options and warrants are weighted from the later of the beginning of the period or the date of issuance. Common equivalent shares also consist of contingently issuable shares, whose issuance is contingent upon the satisfaction of certain conditions. If all necessary conditions are satisfied by the end of the period, such shares are included in common equivalent shares as of the beginning of the period. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

              For the three months ended March 31, 2001
                (in thousands, except per share data)
----------------------------------------------------------------------
                               Income        Shares        Per-Share
                            (Numerator)   (Denominator)     Amount
                            -----------   ------------   -------------
Net income                      $39,735              -               -

BASIC EPS
Net income available to
 common stockholders             39,735         17,415           $2.28
                                                         =============
EFFECT OF DILUTIVE
 SECURITIES
Warrants                              -            224
Outstanding Options                   -            663
Contingently Issuable
 Shares                               -            281
                            -----------   ------------
DILUTED EPS
Net income available to
 common stockholders and
 assumed conversions            $39,735         18,583           $2.14
                            ===========   ============   =============

Options to purchase approximately 1.2 million shares of common stock at various exercise prices were outstanding during the first quarter of 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the options were greater than the average market price of the common shares. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 0.1 million shares of common stock, net of the warrant issued to American Trading S.A. that was canceled on March 28, 2001, issued at various exercise prices were outstanding during the first quarter of 2001, but were not included in the calculation of diluted EPS because the corresponding exercise prices were greater than the average market price of the common shares. The warrants have various expiration dates during the next 5 years.

The effects of dilution for the first quarter of 2000 are not considered since the effects of assumed conversion or exercise would have an antidilutive effect on EPS.

       h)   Recent Accounting Pronouncements

          The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

       i)   Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

2)   Comprehensive Income (Loss)

          The components of comprehensive income (loss) are as follows (in thousands):

                                                                                Three Months Ended March 31,
                                                                           --------------------------------------
                                                                                 2001                  2000
                                                                           ------------------    ----------------
          Net income (loss)                                                           $39,735             $(5,537)
          Foreign currency translation adjustment                                         (19)                (14)
          Unrealized gain on available-for-sale investment                                 18                   -
                                                                           ------------------    ----------------

          Comprehensive income (loss)                                                 $39,734             $(5,551)
                                                                           ==================    ================


3)   Inventories

          Inventories consist of the following (in thousands):


                                                                            March 31,         December 31,
                                                                              2001                2000
                                                                        ---------------    -----------------
        Raw materials                                                         $ 16,756          $    17,369
        Products in process                                                         21                  762
        Finished products                                                        6,101                2,752
                                                                        ---------------    -----------------

        Inventories, net                                                      $ 22,878          $    20,883
                                                                        ===============    ================

                          RAVISENT TECHNOLOGIES INC.

4)   Bank Line of Credit

          The Company has a loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matures in June 2001 and bears interest at the bank's prime rate (8% at March 31, 2001). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with quarterly financial covenants, as defined in the loan and security agreement. At December 31, 2000 and prior to the completion of the sale of the consumer electronics business, the Company was not in compliance with certain covenants, but received a waiver of the covenants from the bank through January 31, 2001. No amounts were available through January 31, 2001 under the terms of the waiver. There was no amount outstanding under the line of credit at March 31, 2001 and $1 million was available as of March 31, 2001.

5)   Accrued Expenses

          Accrued expenses consist of the following:

                                                                       March 31,          December 31,
                                                                         2001                2000
                                                                 ----------------------------------------
Payroll and related costs........................................              $  797              $  397
Accrued Dolby royalties .........................................                 477                 664
Legal and professional fees......................................                 823                 290
Legal settlements................................................               1,323                  --
Warranty.........................................................                 361                 361
Other............................................................                 296                 435
                                                                               ------              ------
                                                                               $4,077              $2,147
                                                                               ======              ======


6)   Loans Receivable-Officers

          In November 2000, the Company entered into an agreement to loan a newly hired officer of the Company $50,000 for the purpose of relocation. The loan is secured by any personal or real property acquired with the funds and by all of the

                          RAVISENT TECHNOLOGIES INC.

Company's stock held or subsequently acquired by the officer. The loan bears interest at 9% per annum and will be forgiven in November 2002 including all accrued and unpaid interest, or is due immediately if the officer's employment is terminated by the Company for cause or by the officer for any reason.

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

     In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was due December 31, 2000. The former officer committed to paying the balance in full by June 30, 2001.

     In November 1999, the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan was to be repaid in twenty-four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provided for a monthly bonus to the officer in an amount equal to the monthly loan repayment. In connection with the sale of the Internet appliance assets (note 11) the unpaid loan balance of approximately $114,000 was forgiven.

7)  Warrants

     In June 2000, the Company entered into a one-year distribution rights agreement (the "Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 8). On March 28, 2001, the warrant had an estimated fair value of approximately $435,000, which was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.21%, volatility factor of 96%, no dividend factor and a remaining life of 1.25 years.

                          RAVISENT TECHNOLOGIES INC.

8)  Commitments and Contingencies

     a)       Litigation

     On or about August 10, 2000, Corum Group, Ltd. filed an action against RAVISENT and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleges that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. The Company acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of our common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleges that it introduced RAVISENT to Cinax and that it is therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of our common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. The parties attended a voluntary mediation session on January 22, 2001, and a trial date had been set for October 9, 2001. On April 17, 2001, the parties entered into a settlement and release agreement whereby the Company agreed to pay cash and issue shares of RAVISENT common stock to Corum in full settlement of the matter. The amount in settlement was accrued in full as of March 31, 2001.

     Between February and April 2000, eleven class action lawsuits were filed against RAVISENT and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a

                          RAVISENT TECHNOLOGIES INC.

consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. In connection with the Company's initial public offering, the Company purchased directors and officers insurance that provides the Company with protection from claims made against officers, directors or the Company arising from claims including but not limited to any written demand for damages and any civil, criminal, administrative, or regulatory proceedings and appeals.

         Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions.

         We believe that this lawsuit is without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

         A third party who licenses software to the Company filed recently a lawsuit against the Company in California. The dispute arose out of a contract whereby the Company licensed software from the third party for use with the eSurfer browser bundled with our Internet set-top box assets recently sold to Phoenix Technologies Ltd. The third party claims there are fees due and owing under the contract. The Company disputes the amounts the third party claims to be due. The remaining balance due under the terms of the contract are included in accounts payable as of March 31, 2001. Since the complaint was filed only recently, we have not filed responsive pleadings but will do so by the time the law requires.

         In the opinion of management, the amount of the ultimate liability with respect to the above claims will not materially affect the Company's financial position, results of operations, or cash flows.

     b)  Distribution Rights Agreement

         In June 2000, the Company entered into a one-year distribution rights agreement ("the Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable

                          RAVISENT TECHNOLOGIES INC.

on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement.

         Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement (the Release). The Release provides for the immediate termination of the Agreement, including the right for RAVISENT to terminate the warrant and a royalty-free right in 2001 for Ravisent to use the mark "WWWTV," which RAVISENT will own after December 31, 2001. In addition, in January 2001 the Company paid approximately $1.2 million to ATSA in exchange for the settlement and release and is required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 7) is included in other selling and marketing expense in the consolidated statement of operations for the three months ended March 31, 2001.

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

                          RAVISENT TECHNOLOGIES INC.

9)   Segment Information

         The Company operates in a single industry segment, which is the development and licensing of its technology.

         The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The net loss from operations for all periods presented is derived primarily from the company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                                              Quarters ended March 31,
                                                                         ----------------------------------
Country/ Geographic Region                                                     2001              2000
--------------------------                                               ----------------------------------
North America:
     United States                                                                  $1,804           $1,647
     Canada                                                                            743              642
                                                                         ------------------ ---------------
          Total - North America                                                      2,547            2,289

Europe:
     Italy                                                                              --            1,168
     Germany                                                                            40              122
     France                                                                             15               --
     Other                                                                              28               --
                                                                         ------------------ ---------------
          Total - Europe                                                                83            1,290

Asia-Pacific:
     Taiwan                                                                             --            1,526

                          RAVISENT TECHNOLOGIES INC.

     Japan                                                  185           225
     Malaysia
                                                      ---------     ---------
          Total - Asia-Pacific                              185         1,751

South America - Other                                         1           380
                                                      ---------     ---------
Total                                                    $2,816        $5,710
                                                      =========     =========



10)   Segment Reporting

          Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the quarter ended March 31, 2001 the Company had three reportable segments: personal computer ("PC"), consummer electronics ("CE") and Internet appliance ("IA") (note 11).

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

          CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in consumer electronics devices. The Company also provided supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing consumer electronics platforms (note 11).

          IA: The Company's Internet technology group was involved in the development of products for the emerging market in information appliances. The Company sold Internet appliance hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This group provided the Company with a number of Internet-related products, including an efficient web browser, and several Internet appliance reference designs including a Web Pad design, Internet ready TV and Monitor designs and an Internet-ready screenphone (note 11).

          The Company evaluates operating segment performance based on revenue and gross profit. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments.

                          RAVISENT TECHNOLOGIES INC.

                                                                                  Three Months Ended March 31,
                                                                                  2001                    2000
                                                                         -------------------     -------------------
                                                                                       (In thousands)
Revenue:
    PC................................................................           $2,369                  $2,539
    CE................................................................              421                      45
    IA................................................................               26                   3,126
                                                                                 ------                  ------
        Total.........................................................           $2,816                  $5,710
                                                                                 ======                  ======

Gross profit:
    PC................................................................           $1,837                  $1,674
    CE................................................................              327                      34
    IA................................................................               (2)                    359
                                                                                 ------                  ------
        Total.........................................................           $2,162                  $2,067
                                                                                 ======                  ======

11)  Sales of Assets

     a)   Sale of Consumer Electronics Assets

                          RAVISENT TECHNOLOGIES INC.

     On March 1, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its consumer electronics business to STMicroelectronics N.V. ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the consumer electronics business. In connection with the sale, the Company and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to the Company's former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of the Company entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes and is included in other assets in the consolidated balance sheet as of March 31, 2001. In connection with the asset sale, the Company and certain of its subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of its technology used in its Internet appliance products (note 11b) and personal computer products.

     The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale Price.......................................       $55,602
     Accounts receivable..............................          (261)
     Accrued expenses assumed.........................           137
     Net book value of deferred stock compensation....          (498)
     Net book value of furniture and equipment........        (2,036)
     Net book value of goodwill and intangibles.......          (968)
     Other assets.....................................           (18)
     Employee transition and inducement costs.........        (2,956)
     Professional and legal fees......................        (1,487)
                                                             -------

     Gain on sale of consumer electronics assets......       $47,515
                                                             =======

     b)  Sale of Internet Appliance Assets

    On March 23, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its Internet appliance business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the Internet appliance business. Certain employees of the Company entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million is being held by a third party in escrow for a period of 12 months for indemnification purposes and is included in restricted cash in the consolidated balance sheet as of March 31, 2001.

    The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale Price.........................................    $ 18,000
     Prepaid expenses and other assets..................      (1,204)
     Net book value of deferred stock compensation......        (121)
     Net book value of furniture and equipment..........        (466)
     Net book value of goodwill and intangibles.........     (10,586)
     Employee transition and inducement costs...........        (763)
     Professional and legal fees........................        (338)
                                                             -------
     Gain on sale of Internet appliance assets..........    $  4,522
                                                             =======

                          RAVISENT TECHNOLOGIES INC.

   c)  Pro Forma Financial Information

     The following unaudited pro forma financial information presents the results of operations of the Company as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses and amortization of goodwill. The unaudited pro forma financial information for the quarter ended March 31, 2001 (in thousands except per share data) does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001.

                                                                         Three Months Ended March 31, 2001

                                                                                                                     Ravisent
                                                                 Adjustments       Pro Forma-       Adjustments     Pro Forma-
                                                    Ravisent     to record         Subsequent       to record       Subsequent
                                                   Historical    sale of CE        to sale of       sale of IA    to sales of CE
                                                   (unaudited)     assets          CE assets          assets      and IA assets
                                                   -----------   -----------       -----------      ----------    --------------
Revenues:
    License and services ........................   $      2,770            (421)          2,349              --       $   2,349
    Hardware ....................................             46               0              46             (26)             20
                                                    ----------------------------------------------------------------------------
Total revenues ..................................          2,816            (421)          2,395             (26)          2,369

Cost of revenues:
    License and services ........................            617             (94)            523                             523
    Hardware ....................................             37               0              37             (28)              9
                                                    ----------------------------------------------------------------------------
Total cost of revenues ..........................            654             (94)            560             (28)            532
                                                    ----------------------------------------------------------------------------
Gross profit ....................................          2,162            (327)          1,835               2           1,837

Research and development
    Non-cash compensation .......................          1,738             (45)          1,693              (4)          1,689
    Other research and development expense ......          2,407            (693)          1,714            (775)            939
Sales and marketing
    Non-cash compensation .......................             69              (6)             63             (44)             19
    Other selling  and marketing expense ........          3,492            (349)          3,143          (1,768)          1,375
General and administrative
    Non-cash compensation .......................             64              (4)             60                              60
    Other general and administrative expense ....          2,415            (419)          1,996            (145)          1,851
Depreciation and amortization ...................          1,666            (216)          1,450          (1,070)            380
                                                    ----------------------------------------------------------------------------
        Operating income (loss) .................   $     (9,689)       $  1,405        $ (8,284)       $  3,808        $ (4,476)
                                                    ============================================================================

                          RAVISENT TECHNOLOGIES INC.

Basic operating income (loss) per weighted
average common share outstanding ................   $       (.56)    $      0.08    $      (0.48)   $        .22    $      (0.26)
                                                    ============    ============    ============    ============    ============
Weighted average number of common shares
outstanding used in calculation of basic
operating income (loss) per share ...............         17,415          17,415          17,415          17,415          17,415
                                                    ============    ============    ============    ============    ============

     ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors, as discussed below, see Risk Factors, and in our Annual Report on Form 10K filed on April 2, 2001, include, but are not limited to, the competitive environment in the personal computer industry in general and our specific market areas; changes in prevailing interest rates and the availability of terms of financing to fund the anticipated growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in or failure to comply with foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Overview and Recent Events

     For the period through March 1, 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in personal computer systems, consumer electronics devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product, and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer(TM) - a thin customizable browser designed specifically for Internet appliances.

     Effective as of March 1, 2001, and pursuant to an Asset Acquisition Agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc., and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH (collectively, "STMicroelectronics"). The assets sold and licensed include contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. In addition, approximately 76 of our employees, most of whom were associated with our consumer electronics business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our Internet appliance products and our personal computer products. In addition, we agreed not to compete in significant aspects of the consumer electronics market until March 1, 2006. Revenues and gross margin for the consumer electronics business totaled approximately $0.4 million, or 15% of total revenues, and $0.3 million, or 15% of total gross profit, respectively, for the three months ended March 31, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

     Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, along with certain of our subsidiaries we sold substantially all of the assets related to our Internet appliance business to Phoenix Technologies Ltd. a Delaware corporation, for $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party for indemnification purposes for 12 months. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business. Under the agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the Internet Appliance market. In addition, in connection with this asset sale, 13 of our employees, associated with the Internet appliance business accepted employment with Phoenix. With the exception of the expected sales in 2001 of inventory not included in the transaction, we expect only nominal sales attributable to our Internet appliance business in 2001.

     In the first quarter of 2001, revenue from our Internet appliance product line was less than $50,000 and represented less than 1% of the total revenues. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

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

     As of March 31, 2001 inventory is $22.9 million, an increase of approximately $2.0 million over the balance at December 31, 2000. This increase is attributed to the manufacture of finished goods for products of our recently sold Internet appliance group to Phoenix Technologies Ltd. While our current product offerings have changed as a result of this sale, we continue to pursue existing customer relationships and sales channels, which require raw materials and finished goods relating to the manufacture of Internet appliance devices. In addition, we also plan on leveraging Phoenix Technologies' distribution channels, customers and sales leads for the sale of this inventory. Presently, management believes that the Company can sell the inventory in the normal course of its business and is continually assessing the market for these products. However to the extent that we are unsuccessful at selling the inventory through the above sales channels we may have to explore alternative sales channels which may not be on terms that the Company will be able to recover the carrying value of the inventory.

     During the quarter ending March 31, 2001, our customers consisted primarily of personal computer and consumer electronics manufacturers and distributors. In addition, we supplied our software solutions and hardware designs to selected peripherals providers and semiconductor manufacturers. Approximately $2.8 million or 98% of our first quarter 2001 revenues were from licenses and services. Revenues from personal computer and peripheral manufacturers were derived primarily from sales of our Software CineMaster.

     By entering into manufacturing and license agreements with third parties, under which we no longer manufacture Hardware CineMaster, we have substantially completed the transformation of our PC business model from a hardware revenue base to a license revenue base. Under the PC licensing business model, we will receive either a per-unit license fee or a flat fee on sales of the CineMaster DVD and HDTV products. As a result of this shift, the mix between license and service revenues and hardware revenues may vary according to future sales of our current inventories, and correspondingly, the cost of revenues associated with these revenue streams will also vary. During 2001 hardware revenues are expected to increase as we sell our current inventory.

     License revenues consist of fees paid on a per unit basis, each time a manufacturer ships a product that incorporates our software solutions, or may consist of flat fee arrangements, bulk license purchases, or license grants. Services revenues now consist of engineering fees from personal computer, peripheral and semiconductor manufacturers for custom engineering services. During the first quarter 2001, we earned services revenues from consumer electronics manufacturers for custom engineering. However, in March 2001 we disposed of both this product line as well as our Internet appliance product line pursuant to the March 2001 asset sales to Phoenix Technologies Ltd. and STMicroelectronics N.V. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the fee is fixed and determinable, the technology is delivered and accepted, and collectibility is probable.

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

     In April 1998, we acquired Viona, a German engineering services company. Prior to the acquisition, we had contracted with Viona to co-develop its products and a significant portion of its software and systems architecture. The purchase price was approximately $11.4 million, and the acquisition was recorded under the purchase method of accounting. The results of operations of Viona have been included in our operating results since the date of acquisition. In connection with the acquisition, we expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million, and intangible assets totaling $3.5 million less, liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. We sold most of the intellectual property used in the consumer electronics business that we acquired from VIONA in connection with the sale of our consumer electronics business to STMicroelectronics in March 2001. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment has been included in the net gain on sale of assets.

     In November 1999, we acquired Teknema, an Internet technology company involved in the development of products for the emerging market in information appliances for an aggregate of approximately $14.9 million in cash, common stock and options to purchase common stock. Prior to the acquisition we loaned Teknema $1 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. We sold all of the intellectual property that we acquired from Teknema in connection with the sale of our Internet appliance business to Phoenix Technologies in March 2001, as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, has been included in the net gain on sale of assets.

     In August 2000, we acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression for approximately $3.5 million in cash and an aggregate of 825,000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis, into shares of our common stock. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.3 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $3.2 million has been recorded and is being amortized on a straight-line basis over a period of four years. We have retained this intellectual property and have not transferred or sold it as a result of the STMicroelectronics or Phoenix transactions.

     During the first quarter 2001, operating expenses increased by $3.6 million due primarily to the settlement of the American Trading S.A. distribution agreement, the immediate recognition of prepaid and deferred compensation expense from the Cinax acquisition, amortization of goodwill recorded as part of the acquisition of Cinax and the pursuit of strategic initiatives.

     We are in the process of seeking strategic transactions for our business. These strategic transactions could include a merger of our remaining business with another company, an acquisition of another company, a sale of the assets of our remaining business or some combination thereof.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                          RAVISENT Technologies Inc.
             Unaudited Consolidated Statements of Operations Data
                                (In thousands)

                                                                            2001                       2000
                                                                            ----                       ----
                                                                     Amount   Percentage              Percentage of
                                                                              of Revenue      Amount        Revenue
       Revenues:
          License and services                                      $ 2,770         98.4%    $ 2,921           51.2%
          Hardware                                                       46          1.6       2,789           48.8
                                                                    -------      -------     -------        -------
            Total revenues                                            2,816        100.0       5,710          100.0

       Cost of revenues:
          License and services                                          617         21.9       1,129           19.8
          Hardware                                                       37          1.3       2,514           44.0
                                                                    -------      -------     -------        -------
            Total cost of revenues                                      654         23.2       3,643           63.8
                                                                    -------      -------     -------        -------

       Gross profit                                                   2,162         76.8       2,067           36.2

       Research and development
          Non-cash compensation                                       1,738         61.7          81            1.4
          Other research and development expense                      2,407         85.5       2,143           37.5
       Sales and marketing
          Non-cash compensation                                          69          2.4         359            6.3
          Other selling and marketing expense                         3,492        124.0       1,882           33.0
       General and administrative
          Non-cash compensation                                          64          2.3          41            0.7
          Other general and administrative expense                    2,415         85.8       2,343           41.0
       Depreciation and amortization                                  1,666         59.2       1,356           23.8
                                                                    -------      -------     -------        -------

       Operating loss                                                (9,689)      (344.1)     (6,138)        (107.5)

       Gains on sales of assets                                      52,037      1,847.9           -              -
       Interest (income) expense, net and other (income)               (366)       (13.0)       (616)         (10.8)
                                                                    -------      -------     -------        -------

       Income (loss) before income taxes                             42,714       1516.8      (5,522)         (96.7)

       Provision for income taxes                                     2,979        105.8          15            0.3
                                                                    -------      -------     -------        -------

       Net income (loss)                                            $39,735       1411.0%    $(5,537)         (97.0)%
                                                                    =======      =======     =======        =======


Revenues. Total revenues decreased 51% from $5.7 million for the quarter ended March 31, 2000 to $2.8 million for the quarter ended March 31, 2001. License and services revenue decreased 5% to $2.8 million for the quarter ended March 31, 2001, due primarily to the sale of the CE assets, decline in Internet appliance revenues and increased competition in the PC DVD market. Included in our license and services revenue for the quarter ended March 31, 2001 was a substantial license grant to a new OEM customer. To the degree these types of arrangements cannot be made with our customers in the future, license and service revenues may decrease. Hardware revenues decreased 98% from $2.8 million for the quarter ended March 31, 2000 to $0.05 million for the quarter ended March 31, 2001. The decrease was attributable to our continued movement towards the change in business model in which we will license our software and our hardware designs rather than sell finished goods and components and recording hardware revenue.

Our revenues are concentrated among a few customers. In the quarter ended March 31, 2001, two customers accounted for 62% of our revenues. While we believe that the number of customers incorporating our PC technology into their products will grow, we expect that a significant portion of revenue will continue to be concentrated among a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which licensees sell RAVISENT-enabled products to end users in any given period.

We sell our products primarily to personal computer manufacturers in North America, Europe, and the Pacific Rim. In the first quarter of 2001 companies based in North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas and contract manufacturers based in Asia.

The PC market has softened considerably in recent months, and we have limited visibility into future results. We believe that the revenue and corresponding gross margin is likely to decline sequentially in the future due largely to the sales of the product lines and continued softness in the PC market.

Cost of Revenues. Cost of revenues consist primarily of license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology, hardware components sold to manufacturing firms, and costs associated with shipment of Software CineMaster. Cost of revenues decreased 82% from $3.6 million for the quarter ended March 31, 2000 to $0.7 million for the quarter ended March 31, 2001. The decrease in cost of revenues was primarily due to lower hardware revenue.

Gross Profit. Gross profit increased from $2.1 million for the quarter ended March 31, 2000 to $2.2 million for the quarter ended March 31, 2001, primarily due to lower cost of sales on license and service revenues. For the quarter ended March 31, 2001, 98% of total revenue was derived from license and services revenues, in comparison to 51% for the comparable quarter in 2000. The gross profits percentage for license and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit increased from 36% for the quarter ended March 31, 2000 to 77% for the quarter ended March 31, 2001, primarily as a result of a higher proportion of license revenues.

Research and Development Expenses. Research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 12%, from $2.1 million for the quarter ended March 31, 2000, to $2.4 million for the quarter ended March 31, 2001. As a percentage of total revenues, research and development expenses increased from 38% to 86%. The increase in research and development expenses in absolute dollars was due primarily to increased use of third party consultants associated with our Internet appliance product line, as well as severance paid to the former developers of our DVR development group. The increase in research and development expenses as a percentage of total revenues resulted primarily from our lower quarterly revenue due to the discontinuance of hardware sales. We expect research and development expenses to decrease in 2001 compared to 2000 as our consumer electronics and Internet appliance product lines have been sold.

Non-cash research and development expense. Non-cash expense relates to both compensation related to stock options and acquisition-related stock compensation. Non-cash research and development expense increased 2,046% from $0.08 million for the quarter ended March 31, 2000 to $1.7 million for the quarter ended March 31, 2001. The increase over the prior year is due primarily to the immediate recognition of the prepaid and deferred stock compensation related to reductions in staffing in connection with the closing of our Vancouver office in March 2001.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased 86% from $1.9 million for the quarter ended March 31, 2000 to $3.5 million for the quarter ended March 31, 2001. As a percentage of total revenues, sales and marketing expenses increased from 33% to 124%. The increase in absolute dollars was primarily due to costs associated with the settlement of our American Trading S.A. distribution rights agreement. Excluding this item, sales and marketing expense for the quarter would have decreased $0.2 million or 12% in comparison to the comparable quarter in the prior year. The increase in sales and marketing expenses as a percentage of total revenues resulted primarily from our lower quarterly revenue due to the discontinuance of hardware sales, and partially to an increase in sales and marketing expense. We expect sales and marketing expenses to decrease in 2001 compared to 2000 as our consumer electronics and Internet appliance product lines have been sold and other staff reductions have occurred.

Non-cash sales and marketing expense. Non-cash sales and marketing expense relates to compensation related to stock options. Non-cash sales and marketing expense decreased 81% from $0.4 million for the quarter ended March 31, 2000 to $0.07 million for the quarter ended March 31, 2001. The decrease is primarily attributed to a one-time charge for the modification of stock options of a former employee during the quarter ended March 2000. Stock options granted to employees at less than fair value are recorded as deferred compensation expense and amortized over the vesting periods of two to four years.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 3% from $2.3 million for the quarter ended March 31, 2000 to $2.4 million for the quarter ended March 31, 2001. As a percentage of total revenues, general and administrative expenses increased from 41% to 86%. In absolute dollars, the increase in general and administrative expense was due to an uncollectible account associated with the consumer electronics business. General and administrative expenses increased as a percentage of total revenues primarily due to our lower quarterly revenue due to the discontinuance of hardware sales. We expect general and administrative expenses to decrease in absolute dollars in 2001 compared to 2000 as our business requires less administrative support for fewer employees and product lines resulting from the sales of the consumer electronics and Internet appliance businesses.

Non-cash general and administrative expense. Non-cash general and administrative expense relates primarily to amortization of compensation related to stock options. Non-cash general and administrative expense increased 56% from $ 0.04 million for the quarter ended March 31, 2000 to $0.06 million for the quarter ended March 31, 2001. Included in compensation related to stock options is amortization of deferred stock compensation related to stock options granted to employees at less than fair value amortized over the vesting period of two to four years.

Depreciation and Amortization. We recorded depreciation and amortization of $1.7 million for the quarter ended March 31, 2001, compared to $1.4 million for the quarter ended March 31, 2000. The increase primarily relates to the amortization of the goodwill recorded as part of the acquisition of Cinax Designs in August 2000, including an impairment charge for the workforce in place intangible associated with our Cinax acquisition, net of the decrease in amortization of goodwill associated with Viona, disposed of as of March 1, 2001 in connection with the sale of our consumer electronics business. See "Acquired In-Process Research and Development Expense."

Other income and expense

As a result of the sale of the assets related to our consumer electronics business we recorded a gain on this sale of approximately $47.5 million during the quarter ended March 31, 2001.

     As a result of the sale of assets related to our Internet applicance business we recorded a gain on this sale of approximately $4.5 million during the quarter ended March 31, 2001.

Acquired In-Process Research and Development

     In August 2000, we completed the acquisition of Cinax Designs Inc. The acquisition of Cinax was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development, which resulted in a charge of $1.4 million to our operations in August 2000. As of the acquisition date, Cinax was conducting ongoing research and development into new products in the form of two projects, including enhancements to the existing products previously developed by Cinax. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them. The two research and development projects included:

     WinVCR version 2. This product enables computer users to record real-time MPEG video straight to their hard drives. The current upgrade includes a substantial amount of new features such as better programmability as well as faster, embedded encoding capabilities with MPEG-2. At the time of acquisition, this development project was approximately 75% complete.

     MediaLock. This product is designed for rights management of video distribution over digital networks. This product is expected to allow content producers to easily protect their copyrights prior to distribution with its frame scrambling, playtime decryption and unique password system capabilities. At the time of acquisition, this development project was approximately 50% complete.

     In November 1999, we completed the acquisition of Teknema, Inc. The acquisition of Teknema was recorded under the purchase method of accounting. A portion of the purchase price was allocated to in-process research and development technology, which resulted in a charge of $1.9 million to our operations in November 1999. The in-process research and development technology was valued using the cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

     As of the acquisition date, Teknema was conducting ongoing research and development into three new projects including enhancements to products previously developed by Teknema. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them.

     In March 2001, we sold all of the intellectual property that we acquired from Teknema to Phoenix Technologies in the sale of our Internet appliance business as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, is included in the net gain on the sale of assets.

     In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.4 million will be paid in equal installments at the end of the next three fiscal years, issued 1,204,820 shares of our common stock then valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods have been discounted. In January 2001 the final installment was paid.

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

     In March 2001, we transferred to STMicroelectronics intellectual property that we used in the consumer electronics business that we acquired from VIONA. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and, the net book value of all of Viona's furniture and equipment is included in the net gain on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of March 31, 2001 we had approximately $69.6 million in cash and cash equivalents, including $0.8 million of the proceeds from the sale of our consumer electronics business in March 2001, which is held in escrow by third parties for indemnification purposes. Included in other assets is $1.8 million of the proceeds from the sale of our Internet appliance business, which is held in escrow by third parties for indemnification purposes until March 2002.

     Net cash used in operating activities for the quarter ended March 31, 2001 was $8 million, compared to cash used in operating activities of $7.1 million for the quarter ended March 31, 2000. Cash used in operating activities was primarily the result of net losses, adjusted for non-recurring gains and non-cash compensation expense.

     Net cash provided by investing activities for the quarter ended March 31, 2001 was $68.0 million, compared to cash used in investing activities of $0.3 million for the quarter ended March 31, 2000. Cash provided by investing activities for the quarter ended March 31, 2001 consisted primarily of the net proceeds from the sales of assets related to our consumer electronics and Internet appliance businesses. Cash used in investing activities for the quarter ended March 31, 2000 consisted primarily of net purchases of furniture and equipment.

     Net cash provided by financing activities for the quarter ended March 31, 2001 was attributable to net proceeds received from the exercise of stock options. Net cash used in financing activities of $0.3 million for the quarter ended March 31, 2000 was primarily attributable to payments to the former principals of Viona.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under equipment leases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 8% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

     As of March 31, 2001, we had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable, as defined in the loan and security agreement, and bear interest at the bank's prime rate (8% at March 31, 2001). In addition, we must:

     . maintain a tangible net worth as defined in the loan and security agreement, of at least $40 million;

     . maintain a quick ratio, excluding deferred revenue, of at least 2.0 to 1.0;

     . supply Silicon Valley Bank within 45 days after the end of each quarter, quarterly, unaudited financial statements and compliance certificates.

     At March 31, 2001, no borrowings against this line of credit were outstanding and $1 million was available under the line of credit. As of March 31, 2001 we were in compliance with all financial covenants to the bank. This line of credit expires in June 2001. Silicon Valley Bank has a senior security interest in substantially all of our assets.

     In March 2001, we completed the sale, and we licensed assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH and received approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes.

     In March 2001, we sold the assets of our Internet appliance business, excluding inventory, to Phoenix Technologies Ltd., a Delaware corporation for $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party until March 2002 for indemnification purposes.

     We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, together with any borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next twelve months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business and the value of our shares is subject to numerous risks. Some of these risks are described above and certain additional risks are described below:

Risk Factors

We are currently undergoing a business transition that may adversely affect our company.

     In March 2001, we announced that we disposed of our consumer electronics business and our Internet appliance business and that we are seeking strategic alternatives for our business. In the past, the consumer electronics business did not generate material sales or profit for us and the Internet appliance business generated sales but no profit for us.

     The internal and external changes that have and will result from the sales of our consumer electronics and Internet appliance businesses and our announcement concerning strategic alternatives may disrupt our employees, partners, distributors, stockholders and customers and may create a prolonged period of uncertainty, which could have a material adverse effect on our business, prospects and financial condition. The disposition of our consumer electronics business and Internet appliance businesses has resulted in substantial changes including, among other things, the reduction of our workforce and our product offerings and has created the need for us to seek a new strategic focus. Many factors may impact our ability to implement a new strategic direction for our business including our ability to locate strategic partners, finalize agreements with other companies, manage the implementation internally in an effective manner, sustain the productivity of our workforce, reduce operating expenses and quickly respond to and recover from unforeseen events associated with our business transition. As a result of this business transition, it will be difficult to forecast our financial performance. We expect that both sales and operating income may be adversely affected and we expect to report operating losses in fiscal 2001.

     In addition, as a result of the disposition of our consumer electronics business and our Internet appliance business, approximately 89 of our former employees, including developers, salespeople and employees involved in general and administrative functions, have terminated their employment with us and have accepted employment with the purchaser of the consumer electronics business, the purchaser of the Internet appliance business or elsewhere. We currently have 18 employees in research and development, 15 employees in sales and marketing and 20 in administration. We believe that we may need to hire additional employees, particularly in the area of research and development, in order to create a more diversified product offering and implement a new strategic focus that will be successful for us.

     Our March announcement regarding our search for strategic alternatives and the sale of our Internet appliance business and consumer electronics business may adversely affect our existing relationships with our partners and distributors and the perception of our company among our customers.

     As part of the sale of our consumer electronics and Internet appliance businesses, approximately 89 of our employees have accepted employment with STMicroelectronics or Phoenix Technologies. These employees were dedicated primarily to research and development activities. The reduction in our research and development workforce will result in fewer new products being offered by us. The reduction in our salesforce may result in our sales being adversely affected.

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

We currently have a limited product offering and may not have a diversified business after a strategic transaction, if any

     Due to the disposition of our consumer electronics business and our Internet appliance business, we currently have a limited offering of products that can be used only in personal computers. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the consumer electronics market prior to March 2006. In the event that we consummate a market combination with only one other business entity, our ability to diversify our business into a number of areas may be limited. As a result, we will be subject to economic pressures within a limited industry which may result in a materialadverse effect on our business and financial condition.

Certain strategic alternatives may result in a change in control and management of our company

     In the event that we consummate a business combination transaction involving the issuance of our common stock, such business combination may result in a third party obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of their shares of our common stock, or resign as our directors and officers. In addition, the issuance of shares of our common stock in connection with a business combination would result in the reduction in percentage of shares of our common stock owned by our current stockholders.

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

     As of March 31, 2001, we have approximately $22.9 million of inventory, the majority of which was acquired from May through October 2000 to support production of our Internet appliance hardware designs. This inventory was purchased to accommodate long lead times for components in order to meet the anticipated demand for our Internet appliance products (the Internet screen phone, set-top box, and Nucleo platform). The sale of our Internet appliance business included the assignment of our Internet appliance customer contracts, but not the inventory to support production of the associated products. While we have obtained assurances that we will be the preferred supplier of inventory to Phoenix Technologies Ltd. for these products, we may not be able to sell all of the inventory that we currently have. Furthermore, even if our efforts to sell this inventory are successful, we may not be able to recover the full cost of the inventory due to market price fluctuations and other market conditions.

We have limited profitability and may never achieve profitability in the future

     We had a net loss from operations of approximately $9.7 million for the period ending March 31, 2001. To date, we have not achieved profitability on an annual basis and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability.

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

Our business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

     In the period ending March 31, 2001, we derived approximately 83% of our license revenues from sales of devices incorporating our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

     A substantial portion of our license revenues comes from a small number of customers. In the period ending March 31, 2001, three customers accounted for 69% of our total revenues and 74% of our gross profit. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenue from these customers, would immediately harm our business. As a result of the asset sales by us to STMicroelectronics and Phoenix, we transferred substantially all of our customers in the consumer electronics market including Microsoft Corporation, Funai Electric Co., Ltd., and Cyber Home Entertainment. Customers transferred in the Internet appliance market included IPM S.p.A., Wongs Electronics Co., Ltd., and ePlanet S.p.A.

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

     . We received a letter dated April 23, 2001 from a third party that states, in pertinent part:

        "[We] own a valuable patent portfolio in the field of all format decoders [("AFD")]. Enclosed is a patent list with regard to our representative patents on AFDs which should be of particular interest to you.

        Based upon available information, it appears that some of your products are covered by [our] patents. [We] would like to discuss this matter with your company.

        The letter enclosed a list of the patent numbers for 12 issued U.S. patent numbers. The list also stated that there were two pending applications. The letter also included the contact information for a representative from this third party, and invited us to discuss the matter with the representative. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

     Any of these notices could result in litigation, which would include all of the risks discussed above.

We may not be able to profit from growth in our business if we are unable to effectively manage such growth

     Our ability to successfully offer our products and services in rapidly evolving markets requires an effective planning and management process. We have limited experience in managing rapid growth. In the last several months, we have hired new engineering, sales, marketing, administrative and other management personnel. Our business will suffer dramatically if we fail to manage our growth. On March 31, 2001 we had a total of 51 employees compared to a total of 157 employees on March 31, 2000. Following the closing of the sale of our Internet appliance and consumer electronics business, we have a total of 53 full-time employees, 18 of whom are engaged in research and development, 15 in sales and marketing and 20 in administration. The growth we have experienced so far has placed strains on our managerial, financial and personnel resources. We expect these strains to continue in the future. The combination of growth and the complexity of the technology involved in our products, demands an unusual amount of focus upon the operational needs of our customers for quality, reliability, timely delivery and post-installation field support. Our existing licenses rely heavily on our technical expertise in customizing our digital solutions to their new products. In addition, relationships with new manufacturing customers generally require significant engineering support. Therefore, any increases in the adoption of our products by existing or new customers will increase the strain on our resources, especially our engineers. To reach our goals, we will need to continue hiring while, at the same time, investing in our infrastructure. We will also need to increase the scale of our operations. In addition, we will need to:

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

We may not be able to successfully make acquisitions of or investments in other companies

     We have very limited experience in acquiring or making investments in companies, technologies or services. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products or services. In the future, we may make acquisitions or investments in other companies, products or technologies. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. However, the key personnel of the acquired company may decide not to work for us. Moreover, acquisitions may cause disruptions in our operations and divert management's attention away from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in our efforts to assimilate acquired businesses, which could result in a material adverse effect on our business.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

     In the quarter ended March 31, 2001, we derived approximately 36% of our revenues from sales to foreign companies, and we may derive an increasing amount of our revenue from sales outside North America in the future. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business internationally including, among others:

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

It may be difficult to raise needed capital in the future, which could significantly harm our business

     We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2001. Our capital requirements will depend on many factors, including:

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

PART II: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Legal Proceedings

     On or about August 10, 2000, Corum Group, Ltd. filed an action against us and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleges that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of our common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleges that it introduced us to Cinax and that it is therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of our common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. The parties attended a voluntary mediation session on January 22, 2001, and a trial date had been set for October 9, 2001. On April 17, 2001, the parties entered into a settlement and release agreement whereby the Company agreed to pay cash and issue shares of RAVISENT common stock to Corum in full settlement of the matter. The amount in settlement was accrued in full as of March 31, 2001.

     Between February and April 2000, eleven class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion.

     Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions.

     We believe that this lawsuit is without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

     A third party who licenses software to us filed recently a lawsuit against us in California. The dispute arose out of a contract whereby we licensed software from this third party for use with the eSurfer browser bundled with our Internet set-top box, assets recently sold to Phoenix Technologies, Ltd. The third party claims there are fees due and owing under the contract. We dispute the amounts this third party claims to be due. Since the complaint was filed only recently, we have not filed responsive pleadings but will do so by the time the law requires.

     From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Risk Factors--We may become involved in costly and time consuming litigation over proprietary rights."

Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      CHANGES IN SECURITIES: NONE


(b)      DIVIDENDS:

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. Moreover, pursuant to agreements with our lender, we are prohibited from declaring or paying dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results the of Operations-Liquidity and Capital Resources."

(c)      USE OF PROCEEDS

   On July 15, 1999 the Company's Registration Statement on Form S-1 covering the Offering of 5,750,000 shares of our common stock, Commission file number 333-77269 was declared effective. From the effective date to March 31, 2001, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was incurred as follows:

     Underwriting discounts and commissions..................       $4,830,000
     Finders Fees............................................              ---
     Expenses paid to or for underwriters....................              ---
     Other expenses..........................................       $2,748,000
                                                                    ----------

     Total Expenses..........................................       $7,578,000
                                                                    ==========


     The offering was underwritten by Bear Stearns & Co. Inc, SG Cowen Securities Corporation, and Volpe Brown Whelan & Company, LLC.

     The net proceeds of the offering (after deducting the foregoing expenses) were $61,422,000. From the effective date of the registration statement to March 31, 2001, the net proceeds have been used for the following purposes:

     Construction of plant, building and facilities..............  $    167,266
     Purchase and installation of machinery and equipment........     4,474,991
     Acquisitions of other businesses ...........................     8,311,670
     Repayment of indebtedness...................................           ---
     Working Capital.............................................    48,468,073
     Temporary investments, including cash and cash equivalents..           ---
     Other purposes (for which at least $100,000 has been used), including:
     Investments, including debt instruments of the United States
     Government and its Agencies and in high quality corporate
     Issuers.....................................................           ---
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

Item 5. OTHER INFORMATION

     None

Item 6: Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit
Number          Exhibit Title
-------         ----------------------------------------------------------------
2.5             Asset Acquisition Agreement dated as of January 18, 2001 among
                STMicroelectronics, Inc., STMicroelectronics, NV, and RAVISENT
                Technologies Inc., RAVISENT I.P., Inc. and RAVISENT Operating
                Company, Inc. (7)

2.6 Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company, Inc. (8)

(7) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001 (File No. 000-26287).

(8) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001 (File No. 000-26287).

   (b) The following reports were filed on Form 8K during this period:

       On January 24, 2001 the Company filed a Form 8K announcing that it had signed a definitive agreement to sell the assets of its consumer electronics business to STMicroelectronics N.V., a Dutch corporation.

       On March 16, 2001, the Company filed a Form 8K for the sale of the assets of its consumer electronics business to STMicroelectronics N.V., a Dutch corporation. The report contained an unaudited pro forma consolidated statement of operations for the year ended December 31, 2000 to give effect to the sale of substantially all the assets and liabilities of the consumer electronics business as if it had occurred on January 1, 2000 and an unaudited pro forma consolidated balance sheet as of December 31, 2000 to give effect to the disposition as if it had occurred on such date.

       On March 26, 2001 the Company filed a Form 8K announcing that it had signed a definitive agreement to sell the assets of its Internet appliance business to Phoenix Technologies Ltd., a Delaware corporation.

       On April 9, 2001, the Company filed a Form 8K for the sale of the assets of its Internet appliance business to Phoenix Technologies Ltd., a Delaware corporation. The report contained an unaudited pro forma consolidated statement of operations for the year ended December 31, 2000 to give effect to the sale of substantially all the assets and liabilities of the Internet appliance business as if it had occurred on January 1, 2000 and an unaudited pro forma consolidated balance sheet as of December 31, 2000 to give effect to the disposition as if it had occurred on such date. The unaudited pro forma information provided in this report also included the unaudited pro forma financial information included with the Company's report on Form 8-K filed on March 16, 2001 for the sale of the assets of its consumer electronics business to STMicroelectronics N.V.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 15th day of May 2001.

May 15, 2001      RAVISENT TECHNOLOGIES INC.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
             Senior Vice President and Chief Financial Officer