Form 10-Q
period 2001-06-30
RAVISENT TECHNOLOGIES INC
filed 2001-08-14
CIK 1052593

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2001

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



                            257 Great Valley Parkway
                          Malvern, Pennsylvania 19355
                    (Address of Principal Executive Offices)

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

                                    Yes X No
                          ---------------------------

On August 10, 2001, 18,718,351 shares of the Registrant's Common Stock, $.001 par value, were outstanding.


================================================================================

                          RAVISENT TECHNOLOGIES INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                    Page

Part I:      Financial Information

Item 1:      Financial Statements

             Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 21, 2000             3

             Consolidated Statements of Operations for the three months ended June 30, 2001 and         4
             2000  (unaudited).

             Consolidated Statements of Operations for the six months ended June 30, 2001 and           5
             2000  (unaudited).

             Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and           6
             2000  (unaudited).

             Notes to Consolidated Financial Statements                                                 7

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of                22
             Operations

Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                41

Part II:     Other Information

Item 1:      Legal Proceedings                                                                         58

Item 2:      Changes in Securities and Use of Proceeds                                                 59

Item 3:      Defaults upon Senior Securities                                                           59

Item 4:      Submission of Matters to a Vote of Security Holders                                       59

Item 5:      Other Information                                                                         59

Item 6:      Exhibits and Reports on Form 8-K                                                          59


                           RAVISENT TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




PART I
ITEM 1: FINANCIAL STATEMENTS

                                                                                 June 30,   December 31,
                                                                                   2001        2000
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of  $1,800 in 2001
   and $1,806 in 2000 .......................................................   $  62,935    $   9,615
   Accounts receivable, net of allowance for doubtful accounts of $4,050 in
   2001 and $2,405 in 2000 ..................................................       1,388        5,901
   Inventories, net .........................................................       8,278       20,883
   Prepaid expenses .........................................................       1,061          963
   Loans receivable - officers ..............................................         361          662
   Other current assets .....................................................         681          547
                                                                                ---------    ---------
       Total current assets .................................................      74,704       38,571

   Furniture and equipment, net .............................................       1,520        3,995
   Goodwill and other intangibles, net of accumulated amortization of $766 in
   2001 and $7,425 in 2000 ..................................................       4,931       17,530
   Loan receivable--officer .................................................           8           25
   Other assets .............................................................         852           72
                                                                                ---------    ---------
       Total assets .........................................................   $  82,015    $  60,193
                                                                                =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................   $   3,274    $  11,088
   Accrued expenses .........................................................       4,131        2,147
   Income taxes payable .....................................................       1,760         --
   Deferred revenue .........................................................         345        1,473
   Other current liabilities ................................................          66          657
                                                                                ---------    ---------
       Total current liabilities ............................................       9,576       15,365

Non-current liabilities:
   Deferred tax liability ...................................................         564         --
                                                                                ---------    ---------

     Total liabilities ......................................................      10,140       15,365
                                                                                ---------    ---------

Commitments and contingencies (note 8)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized in 2001 and
   2000, none issued or outstanding
   Common stock, $.001 par value 50,000,000 authorized; 18,583,122 shares
   issued in 2001 and 17,594,429 in 2000 ....................................          19           17
   Additional paid-in capital ...............................................     122,259      121,330
   Deferred stock compensation ..............................................        (872)      (3,241)
   Accumulated deficit ......................................................     (48,592)     (72,380)
   Accumulated other comprehensive income ...................................        (219)        (178)
   Treasury stock at cost, 200,000 shares ...................................        (720)        (720)
                                                                                ---------    ---------

       Total stockholders' equity ...........................................      71,875       44,828
                                                                                ---------    ---------

       Total liabilities and stockholders' equity ...........................   $  82,015    $  60,193
                                                                                =========    =========

         See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                                  Quarter Ended June 30,
                                                                                  2001           2000
                                                                               (unaudited)    (unaudited)
Revenues:
    License and services ..................................................   $        673    $      3,299
    Hardware ..............................................................            121           1,547
                                                                              ------------    ------------

Total revenues ............................................................            794           4,846
                                                                              ------------    ------------

Cost of revenues:
    License and services ..................................................            432             985
    Hardware ..............................................................            104           1,356
    Inventory charge ......................................................         13,420            --
                                                                              ------------    ------------

Total cost of revenues ....................................................         13,956           2,341
                                                                              ------------    ------------

Gross profit ..............................................................        (13,162)          2,505

Research and development
    Non-cash compensation .................................................            116              81
    Other research and development expense ................................            999           2,970
Selling and marketing
    Non-cash compensation .................................................           --               143
    Other selling and marketing expense ...................................            842           2,602
General and administrative
    Non-cash compensation .................................................             48              55
    Other general and administrative expense ..............................          2,246           3,367
Depreciation and amortization .............................................            389           1,385
                                                                              ------------    ------------

        Operating loss ....................................................        (17,802)         (8,098)

Interest (income) expense, net ............................................           (681)           (598)
                                                                              ------------    ------------

Loss before income taxes ..................................................   $    (17,121)   $     (7,500)

     Provision for income taxes (benefit) .................................         (1,171)             23
                                                                              ------------    ------------

Net loss ..................................................................   $    (15,950)   $     (7,523)
                                                                              ============    ============

Basic and diluted net loss per weighted average common share
outstanding ...............................................................   $      (0.89)   $      (0.46)
                                                                              ============    ============

Weighted average number of common shares outstanding used in calculation of
basic and diluted net loss per share ......................................     17,840,876      16,289,587
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                    Six Months Ended June 30,
                                                                                     2001           2000
                                                                                 (unaudited)     (unaudited)


 Revenues:
     License and services ..................................................   $      3,443    $      6,220
     Hardware ..............................................................            167           4,336
                                                                               ------------    ------------

 Total revenues ............................................................          3,610          10,556
                                                                               ------------    ------------

 Cost of revenues:
     License and services ..................................................          1,049           2,114
     Hardware ..............................................................            141           3,870
     Inventory charge ......................................................         13,420            --
                                                                               ------------    ------------

 Total cost of revenues ....................................................         14,610           5,984
                                                                               ------------    ------------

 Gross profit ..............................................................        (11,000)          4,572

 Research and development
     Non-cash compensation .................................................          1,854             162
     Other research and development expense ................................          3,406           5,113
 Selling and marketing
     Non-cash compensation .................................................             69             502
     Other selling and marketing expense ...................................          4,334           4,484
 General and administrative
     Non-cash compensation .................................................            112              96
     Other general and administrative expense ..............................          4,661           5,710
 Depreciation and amortization .............................................          2,055           2,741
                                                                               ------------    ------------

         Operating loss ....................................................        (27,491)        (14,236)

 Gains on sales of assets ..................................................         52,037            --
 Interest (income) expense, net and other (income) .........................         (1,047)         (1,214)
                                                                               ------------    ------------

 Income (loss) before income taxes .........................................   $     25,593    $    (13,022)

      Provision for income taxes ...........................................          1,808              38
                                                                               ------------    ------------

 Net income (loss) .........................................................   $     23,785    $    (13,060)
                                                                               ============    ============
 Basic net income (loss) per weighted average common share outstanding .....   $       1.35    $      (0.81)
                                                                               ============    ============
 Diluted net income (loss) per weighted average common share outstanding ...   $       1.30    $      (0.81)
                                                                               ============    ============
 Weighted average number of common shares outstanding used in calculation of
 basic net income (loss) per share .........................................     17,629,136      16,162,390
                                                                               ============    ============
 Weighted average number of common shares outstanding used in calculation of
 diluted net income (loss) per share .......................................     18,284,292      16,162,390
                                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Six Months Ended June 30,
                                                                              --------------------------------
                                                                                    2001          2000
                                                                              --------------------------------
                                                                                 (unaudited)   (unaudited)

Cash flows from operating activities:
  Net income (loss) ............................................................   $ 23,785    $(13,060)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..............................................      2,055       2,741
    Gain on sales of assets ....................................................    (52,037)       --
    Non-cash compensation and other expenses ...................................      1,602         760
    Deferred income taxes ......................................................        564        --
    Provision for doubtful accounts ............................................      1,645          90
    Provision for inventory ....................................................     13,930        --
  Changes in items affecting operations (excluding the sales of CE and IA businesses):
    Accounts receivable ........................................................      2,607       1,675
    Inventory ..................................................................     (1,325)     (1,217)
    Loan receivable--officer ...................................................         35          77
    Prepaid expenses and other current assets ..................................     (1,713)     (2,673)
    Other assets and intangible assets .........................................     (1,486)       --
    Accounts payable ...........................................................     (7,677)      2,698
    Accrued expenses and other current liabilities .............................      1,500         465
    Income taxes payable .......................................................      1,760        --
    Deferred revenue ...........................................................     (1,128)       (689)
                                                                                   --------    --------
Net cash used in operating activities ..........................................    (15,883)     (9,133)
                                                                                   --------    --------

Cash flows from investing activities:
  Capital expenditures .........................................................       (353)     (1,632)
  Net proceeds from sales of assets ............................................     68,112          12
  Investment in short-term investment ..........................................       --           (26)
                                                                                   --------    --------
Net cash provided by (used in) investing activities ............................     67,759      (1,646)
                                                                                   --------    --------

Cash flows from financing activities:
  Repayments under capital lease obligations ...................................        (38)        (21)
  Note receivable ..............................................................       --           500
  Net proceeds from exercise of stock options and warrants .....................      1,502         445
   Repayments under other liabilities ..........................................       --          (441)
                                                                                   --------    --------
Net cash provided by financing activities ......................................      1,464         483
                                                                                   --------    --------

Effect of exchange rate changes on cash and cash equivalents ...................        (20)        (17)
                                                                                   --------    --------


Net increase (decrease) in cash and cash equivalents ...........................     53,320     (10,313)
Cash and cash equivalents:
  Beginning of period ..........................................................      9,615      48,251
                                                                                   --------    --------

  End of period ................................................................   $ 62,935    $ 37,938
                                                                                   ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest ...................................................................   $      1    $     10

    Income taxes ...............................................................       --          --


          See accompanying notes to consolidated financial statements.

                           RAVISENT TECHNOLOGIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(Information with respect to June 30, 2001 and 2000 is unaudited)

     Unaudited Interim Financial Statements

     The interim consolidated financial statements of the Company for the three and six months ended June 30, 2001 and 2000 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2000.

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

     During 2000, the Company's revenues were substantially generated from selling digital video solutions and Internet appliance devices to personal computer, consumer electronics, and Internet appliance original equipment manufacturers. During 1999 and 1998 the Company's revenues were substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling hardware-based digital video solutions to licensing its proprietary technology to provide software-based digital video solutions to primarily personal computer and consumer electronics original equipment manufacturers. In November of 1999, the Company acquired Teknema Inc., which expanded the Company's product offerings to the Internet appliance market. In August 2000, the Company acquired Cinax Designs Inc., which enhanced the Company's digital video product line.

     The Company was incorporated in Pennsylvania in April 1994 and reincorporated in Delaware as RAVISENT Technologies Inc. in 1999.

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



     The Company has historically sustained significant net losses and negative cash flows from operations since its inception. For the six months ended June 30, 2001, the Company's net income was $23.8 million, which is primarily attributable to gains on the sales of assets of $52 million in March 2001 (note
11). The Company plans on investing in product development, sales and marketing and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through June 30, 2002. See note 11 for sales of assets.

     On June 28, 2001, the Company announced that it signed an agreement to acquire all of the outstanding capital stock of eMation Ltd., a company headquartered in Boston, MA. Under the terms of the transaction, RAVISENT has offered to acquire from eMation's shareholders all of the issued and outstanding shares of eMation for approximately 8 million shares of RAVISENT common stock and the assumption of $5 million in debt. In addition, RAVISENT agreed to provide up to $2.5 million of interim financing to fund operating expenses until closing. The Company has also agreed to issue an additional 1.55 million shares of RAVISENT common Stock upon the exercise of eMation Stock options to be assumed by the Company in the eMation acquisition. This transaction is subject to customary closing conditions, including regulatory and RAVISENT shareholder approval, and is currently expected to close during the fourth quarter of 2001.

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

     d) Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $17,729,000 at June 30, 2001 and $3,799,000 December 31, 2000.

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

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:


                                  For the six months ended June 30, 2001
                                  (in thousands, except per share data)
                                                    Income               Shares           Per-Share
                                                 (Numerator)         (Denominator)         Amount

Net income                                         $23,785                --               $     --
Basic EPS
 Income available to
   common stockholders                             $23,785              17,629             $   1.35
Effect of Dilutive Securities
Warrants                                              --                   221
Outstanding Options                                   --                    53
Contingently Issuable Shares                          --                   381
Diluted EPS
Income available to common stockholders and        $23,785              18,284             $   1.30
   assumed conversions



Options to purchase approximately 1.0 million shares of common stock at various exercise prices were outstanding during the six months ended June 30, 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the options were greater than the average market price of the common shares. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 0.1 million shares of common stock, issued at various exercise prices were outstanding during the six months ended June 30, 2001, but were not included in the calculation of diluted EPS because the corresponding exercise prices were greater than the average market price of the common shares. The warrants have various expiration dates during the next 5 years.

The effects of dilution for the three months ended June 30, 2001 and for the three and six months ended June 30, 2000 are not considered since the effects of assumed conversion or exercise would have an antidilutive effect on EPS.


     h) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and Statement SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001 (note
8c). SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 which is effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definitive useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Excluding the proposed acquisition of eMation, of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1.8 million, and unamortized identifiable intangible assets in the amount of approximately $0.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was approximately $5.2 million and $1.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements in the Company's financial statements at the date of this filing.

     i) Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2) Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                                                                  Three Months Ended              Six Months Ended
                                                                  ------------------              ----------------
                                                                       June 30,                       June 30,
                                                                       --------                       --------
                                                                     2001         2000            2001          2000
                                                                     ----         ----            ----          ----
      Net income (loss)                                           $(15,950)     $(7,523)        $23,785    $(13,060)
      Foreign currency translation adjustment                           (3)          (3)           (20)         (17)
      Unrealized loss on available-for-sale investment                 (39)        --              (21)        --
                                                                  --------      -------         -------    --------

      Comprehensive income (loss)                                 $(15,992)     $(7,526)        $23,744    $(13,077)
                                                                  ========      =======         =======    ========


3)       Inventories

          Inventories consist of the following (in thousands):


                                                                              June 30,           December 31,
                                                                                2001                 2000
                                                                              --------             --------
        Raw materials                                                          $ 5,639             $ 17,369
        Products in process                                                          7                  762
        Finished products                                                        2,632                2,752
                                                                              --------             --------

        Inventories, net                                                      $  8,278             $ 20,883
                                                                              ========             ========

During the quarter ended June 30, 2001, the Company recorded a charge for inventory reserves of approximately $10.2 million for components and $3.2 million for finished goods. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturers' warranties.

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


4) Bank Line of Credit

     The Company has a loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matured in June 2001, but was extended by the bank until September 2001, and bears interest at the bank's prime rate (6.75% at June 30, 2001). The line of credit is collateralized by substantially all of the assets of the Company. The Company is required to comply with quarterly financial covenants, as defined in the loan and security agreement. As of June 30, 2001 the Company was in compliance with covenants. There was no amount outstanding under the line of credit at June 30, 2001 and $0.1 was available as of June 30, 2001.

5) Accrued Expenses

     Accrued expenses consist of the following:


                                    June 30,     December 31,
                                       2001          2000
                                    -------------------------
      Payroll and related costs     $  847         $  397
      Accrued Dolby royalties          403            664
      Legal and professional fees      486            290
      Legal settlements              1,488           --
      Warranty                         361            361
      Other                            546            435
                                    ------         ------
                                    $4,131         $2,147
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

     In August and September 2000, the Company entered into agreements to loan an executive officer of the Company $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans are secured by all of the Company's stock held or subsequently acquired by the officer. The loans bear interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. The payment terms of the loans will be extended to September 30, 2001.

     In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was due December 31, 2000. The former officer committed to paying the unpaid balance of $145,000 in full by September 30, 2001.

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

7)   Equity Transactions

     Options

     In July 2001 the board of directors granted 380,000 stock options to employees with an exercise price of $0.01 per share. The Company will record deferred compensation of approximately $0.8 million that will be amortized on a pro rata basis over the vesting period of 12 months. Also in July 2001, the board of directors granted 162,500 stock options to employees with an exercise price equal to the fair market value on the date of grant, that are fully vested upon the completion of one year of service from the date of grant.

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

8) Commitments and Contingencies


     On or about August 10, 2000, Corum Group, Ltd. filed an action against RAVISENT and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. The Company acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of the Company's common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleged that it introduced RAVISENT to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of our common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, the parties entered into a settlement and release agreement whereby the Company paid cash of $110,000 and issued 125,000 shares of RAVISENT common stock to Corum totaling approximately $0.3 million in full settlement of the matter and the action has been dismissed. The amount of the settlement was accrued in full as of March 31, 2001.

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

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

     In April 2001, a third party who licensed software to the Company filed a lawsuit against the Company in California. The dispute arose out of a contract whereby the Company licensed software from the third party for use with the eSurfer browser bundled with the Company's Internet set-top box assets sold to Phoenix Technologies in March 2001 (note 11). The third party claimed that there were fees due and owing under the contract. The Company and the third party entered into a confidential settlement agreement in July 2001 and the case has been dismissed. The amount of the settlement was fully accrued as of June 30, 2001.

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

     Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement (the Release). The Release provides for the immediate termination of the Agreement, including the right for RAVISENT to terminate the warrant and a royalty-free right in 2001 for Ravisent to use the mark "WWWTV," which RAVISENT will own after December 31, 2001. In addition, in January 2001 the Company paid approximately $1.2 million to ATSA in exchange for the settlement and release and is required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 7) is included in other selling and marketing expense in the consolidated statement of operations for the six months ended June 30, 2001.

     From time to time, the Company has received, and expects to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations, or cash flows.

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

     The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The net loss from operations for all periods presented is derived primarily from the company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                                       Three Months Ended June 30,
                                              ----------------------------------------------
Country/ Geographic Region                             2001                   2000
--------------------------                    ----------------------------------------------

North America:
     United States                                              $263                 $2,162
     Canada                                                      347                    733
                                              ----------------------- ----------------------
          Total - North America                                  610                  2,895

Europe:
     Italy                                                         -                    567
     Germany                                                     108                    108
     France                                                        6                      4
     Other                                                         -                     19
                                              ----------------------- ----------------------
          Total - Europe                                         114                    698

Asia-Pacific:
     Taiwan                                                        -                  1,094
     Japan                                                        68                    150
     Korea                                                         2                      -
                                              ----------------------- ----------------------
          Total - Asia-Pacific                                    70                  1,244
South America - Other                                              -                      9
                                              ----------------------- ----------------------
Total                                                           $794                 $4,846
                                              ----------------------- ----------------------

                          RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                                        Six Months Ended June 30,
                                                              ----------------------------------------------
Country/ Geographic Region                                             2001                   2000
--------------------------                                    ----------------------------------------------

North America:
     United States                                                            $2,067                 $3,809
     Canada                                                                    1,090                  1,375
                                                              ----------------------- ----------------------
          Total - North America                                                3,157                  5,184

Europe:
     Italy                                                                         -                  1,735
     Germany                                                                     148                    260
     France                                                                       21                      4
     Turkey                                                                        6                    (30)
     Other                                                                        22                     19
                                                              ----------------------- ----------------------
          Total - Europe                                                         197                  1,988

Asia-Pacific:                                                                      -
     Taiwan                                                                        0                  2,620
     Japan                                                                       253                    375
     Korea                                                                         2
     Malaysia                                                                      -                      -
                                                              ----------------------- ----------------------
          Total - Asia-Pacific                                                   255                  2,995

South America - Other                                                              1                    389
                                                              ----------------------- ----------------------



Total                                                                         $3,610                $10,556
                                                              ----------------------- ----------------------


10) Segment Reporting

     Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the six months ended
June 30, 2001 the Company had three reportable segments: personal computer ("PC"), consumer electronics ("CE") and Internet appliance ("IA") (note 11).

     PC: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems. The segment also provides supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers.

     CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in consumer electronics devices. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing consumer electronics platforms (note 11).

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     IA: The Company's Internet technology segment was involved in the development of products for the emerging market in information appliances. The segment sold Internet appliance hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This segment provided the Company with a number of Internet-related products, including an efficient web browser, and several Internet appliance reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone (note 11).

     The Company evaluates operating segment performance based on revenue and gross profit. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments.

                                                     Three Months Ended June 30,
                                                     2001                2000
                                                   --------             --------
                                                           (In thousands)

Revenue:
     PC ...............................            $    719             $  2,965
     CE ...............................                   -                   75
     IA ...............................                  75                1,806
                                                   --------             --------
          Total .......................            $    794             $  4,846
                                                   ========             ========

Gross profit:
     PC ...............................            $    241             $  1,983
     CE ...............................                   -                   49
     IA (excludes inventory charge of
        $13,420 in 2001)...............                  17                  473
                                                   --------             --------
          Total (excludes inventory charge
                of $13,420 in 2001)....            $    258             $  2,505
                                                   ========             ========

                                                      Six Months Ended June 30,
                                                     2001                2000
                                                   --------             --------
                                                           (In thousands)
Revenue:
     PC ...............................            $  3,088             $  5,504
     CE ...............................                 421                  120
     IA ...............................                 101                4,932
         ..............................            --------             --------
          Total .......................            $  3,610             $ 10,556
                                                   ========             ========


Gross profit:
     PC ...............................            $  2,078             $  3,657
     CE ...............................                 327                   83
     IA (excludes inventory charge
        of $13,420 in 2001)............                  15                  832
                                                   --------             --------
          Total (excludes inventory charge
                of $13,420 in 2001)....            $  2,420             $  4,572
                                                   ========             ========

11) Sales of Assets

     a) Sale of Consumer Electronics Assets

     On March 1, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its consumer electronics business to STMicroelectronics N.V. ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property,

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

prepaid expenses, accounts receivable and other assets primarily related to the operations of the consumer electronics business. In connection with the sale, the Company and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to the Company's former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of the Company entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes and is included in other assets in the consolidated balance sheet as of June 30, 2001. In connection with the asset sale, the Company and certain of its subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of its technology used in its Internet appliance products (note 11b) and personal computer products.

     The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale Price ..........................................................       $55,602
     Accounts receivable acquired ........................................         (261)
     Accrued expenses assumed ............................................           137
     Net book value of deferred stock compensation .......................         (498)
     Net book value of furniture and equipment sold ......................       (2,036)
     Net book value of goodwill and intangibles ..........................         (968)
     Other assets ........................................................          (18)
     Employee transition and inducement costs ............................       (2,956)
     Professional and legal fees .........................................       (1,487)
                                                                               ----------

     Gain on sale of consumer electronics assets .........................       $47,515


     b) Sale of Internet Appliance Assets

     On March 23, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its Internet appliance business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the Internet appliance business. Certain employees of the Company entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million is being held by a third party in escrow for a period of 12 months for indemnification purposes and is included in restricted cash in the consolidated balance sheet as of June 30, 2001.

     The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale Price ..........................................................        $18,000
     Prepaid expenses ....................................................          (954)
     Net book value of deferred stock compensation .......................          (121)
     Net book value of furniture and equipment sold ......................          (466)
     Net book value of goodwill and intangibles ..........................       (10,586)
     License fee .........................................................          (250)
     Employee transition and inducement costs ............................          (763)
     Professional and legal fees incurred ................................          (338)
                                                                             -------------
     Gain on sale of Internet appliance assets ...........................         $4,522

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     c) Pro Forma Financial Information

     The following unaudited pro forma financial information presents the results of operations of the Company as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses and amortization of goodwill. The unaudited pro forma financial information for the six-months ended June 30, 2001 (in thousands except per share data) does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001.

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                                              Six Months Ended June 30, 2001
                                                                           (In thousands, except per share data)
                                                                                                          Ravisent
                                                                             Adjustments   Pro Forma-   Adjustments     Pro Forma-
                                                                Ravisent     to record     Subsequent    to record      Subsequent
                                                               Historical   sale of CE     to sale of   sale of IA   to sales of CE
                                                              (unaudited)     assets       CE assets      Assets      and IA assets
                                                               --------      --------      --------      --------      --------
Revenues:
    License and services .................................     $  3,443      $   (421)     $  3,022      $   --        $  3,022
    Hardware .............................................          167          --             167           (26)          141
                                                               --------      --------      --------      --------      --------
Total revenues ...........................................        3,610          (421)        3,189           (26)        3,163
                                                               --------      --------      --------      --------      --------
Cost of revenues:
    License and services .................................        1,049           (94)          955          --             955
    Hardware .............................................          141          --             141           (28)          113
    Inventory charge .....................................       13,420          --          13,420          --          13,420
                                                               --------      --------      --------      --------      --------
Total cost of revenues ...................................       14,610           (94)       14,516           (28)       14,488
                                                               --------      --------      --------      --------      --------
Gross profit .............................................      (11,000)         (327)      (11,327)            2       (11,325)
                                                               --------      --------      --------      --------      --------
Research and development
    Non-cash compensation ................................        1,854           (45)        1,809            (4)        1,805
    Other research and development expense ...............        3,406          (693)        2,713          (775)        1,938
Sales and marketing
    Non-cash compensation ................................           69            (6)           63           (44)           19
    Other selling and marketing expense ..................        4,334          (349)        3,985        (1,768)        2,217
General and administrative
    Non-cash compensation ................................          112            (4)          108          --             108
    Other general and administrative expense .............        4,661          (419)        4,242          (145)        4,097
Depreciation and amortization ............................        2,055          (216)        1,839        (1,070)          769
                                                               --------      --------      --------      --------      --------
        Operating income (loss) ..........................     $(27,491)     $  1,405      $(26,086)     $  3,808      $(22,278)
                                                               ========      ========      ========      ========      ========

Basic operating income (loss) per weighted
average common share outstanding .........................     $  (1.56)     $   0.08      $  (1.48)     $   0.22      $  (1.26)
                                                               ========      ========      ========      ========      ========
Diluted operating income (loss) per weighted
average common share outstanding .........................     $  (1.56)     $   0.08      $  (1.48)     $   0.21      $  (1.26)
                                                               ========      ========      ========      ========      ========
Weighted average number of common shares
outstanding used in calculation of basic net
income (loss) per share ..................................       17,629        17,629        17,629        17,629        17,629
                                                               ========      ========      ========      ========      ========
Weighted average number of common shares
outstanding used in calculation of diluted net
income (loss) per share ..................................       17,629        18,284        17,629        18,284        17,629
                                                               ========      ========      ========      =========     ========

                           RAVISENT TECHNOLOGIES INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



                     (This page left blank intentionally)

                           RAVISENT TECHNOLOGIES INC.


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

Overview and Recent Events

     Prior to March 1, 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in personal computer systems, consumer electronics devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product, and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer(TM) - a thin customizable browser designed specifically for Internet appliances.

         Effective as of March 1, 2001, and pursuant to an Asset Acquisition Agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc., and VIONA Development Hard and Software Engineering GmbH & Co. KG, we

                           RAVISENT TECHNOLOGIES INC.

sold and licensed substantially all of our assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH (collectively, "STMicroelectronics"). The assets sold and licensed include contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. In addition, approximately 76 of our employees, most of whom were associated with our consumer electronics business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow until September 2002 for indemnification purposes. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our Internet appliance products and our personal computer products. In addition, we agreed not to compete in significant aspects of the consumer electronics market until March 1, 2006. Revenues and gross margin for the consumer electronics business totaled approximately $0.4 million, or 12% of total revenues, and $0.3 million, or 13% of total gross profit, excluding inventory charges, respectively, for the six months ended June 30, 2001. There were no revenues or gross margin for the consumer electronics business for the three months ended June 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

     Effective as of March 23, 2001, and pursuant to an Asset Acquisition Agreement dated as of March 21, 2001, along with certain of our subsidiaries we sold substantially all of the assets related to our Internet appliance business to Phoenix Technologies Ltd. a Delaware corporation, for $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party for indemnification purposes until March 2002. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, and other assets primarily related to the operation of the Internet appliance business. Under the agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the Internet Appliance market. In addition, in connection with this asset sale, 13 of our employees, associated with the Internet appliance business accepted employment with Phoenix Technologies. With the exception of the expected sales in 2001 of inventory not included in the transaction, we expect only nominal sales attributable to our Internet appliance business in 2001.

     For the six months ended June 30, 2001, revenues and gross profit from our Internet appliance product line were approximately $101,000 and $16,000, respectively, and represented 3% of the total revenues and 1% of total gross profit, excluding inventory charges, for the three months ended June 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

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

     As of June 30, 2001 our net inventories totaled $8.3 million, and decreased approximately $12.6 million from the balance at December 31, 2000. The decrease is primarily due to increased reserves of approximately $10.2 million for components

                           RAVISENT TECHNOLOGIES INC.

and approximately $3.2 million for Internet set-top boxes. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturers' warranties. In addition, we received additional credits from a component supplier of $0.6 million and a from a contract manufacturer of approximately $0.6 million. The decreases are offset by increases attributable to purchases of approximately 25,000 Internet set-top boxes, related to our recently sold Internet appliance group totaling approximately $2.6 million. We placed orders with our contract manufacturers for these products during the third and fourth quarters of 2000 in expectation of significant orders under a distribution rights agreement with a customer in South America. Due to the parties' differing interpretations of the terms of the distribution rights agreement, in January 2001 the parties entered into a settlement and release agreement, terminating the distribution rights agreement. Because of current market conditions we have reserved approximately $1.5 million for these units. While our current product offerings have changed as a result of the sale of the Internet appliance business, we continue to pursue existing customer relationships and sales channels, which require raw materials and finished goods relating to the manufacture of Internet appliance devices, for the sale of these inventories. In addition, we are working with Phoenix Technologies, to leverage its distribution channels, customers and sales leads for the sale of these inventories. Presently, we believe that we can sell the inventory in the normal course of its business and we are continually assessing the market for these products. However, to the extent that we are unsuccessful at selling the inventory through the sales channels discussed above, we may have to explore alternative sales channels which may not be on terms that we will be able to recover the carrying value of the inventory.

     During the quarter ending June 30, 2001 and following the asset sales in March 2001, our customers consisted primarily of personal computer and computer graphics chip and board manufacturers and distributors. Approximately $0.7 million or 85% of our second quarter 2001 revenues were from licensing our software solutions. These revenues were derived primarily from sales of our Software CineMaster products.

      Under the PC licensing business model, we receive either a per-unit license fee or a flat fee on sales of the CineMaster DVD, DVR and HDTV products. As a result of this shift, the mix between license and service revenues and hardware revenues may vary according to future sales of our current inventories, and correspondingly, the cost of revenues associated with these revenue streams will also vary. During the remainder of 2001 revenues are expected to increase as we sell our current component and finished goods inventories. However, we expect to generate minimal gross profit from these sales due to the current market conditions for these inventories.

     License revenues consist of fees paid on a per unit basis, each time a manufacturer ships a product that incorporates our software solutions, or may consist of flat fee arrangements, bulk license purchases, or license grants. Services revenues now consist of engineering fees from personal computer, peripheral and semiconductor manufacturers for custom engineering services. During the first quarter 2001, we earned services revenues from consumer electronics manufacturers for custom engineering. However, in March 2001 we disposed of both this product line and our Internet appliance product line pursuant to the March 2001 asset sales to STMicroelectronics N.V. and Phoenix Technologies Ltd. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when

                           RAVISENT TECHNOLOGIES INC.

earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less, and typically require payment within 45 or 60 days after the end of the calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the fee is fixed and determinable, the technology is delivered and accepted, and collectibility is probable.

     The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenues. In cases where a fixed or lump-sum license fee is associated with the delivery of multiple elements, and vendor-specific objective evidence of fair value cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendor-specific objective evidence of fair value or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the fixed or lump sum license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from customers in excess of revenues recognized are recorded as deferred revenue. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

     In April 1998, we acquired Viona, a German engineering services company. Prior to the acquisition, we had contracted with Viona to co-develop its products and a significant portion of its software and systems architecture. The purchase price was approximately $11.4 million, and the acquisition was recorded under the purchase method of accounting. The results of operations of Viona have been included in our operating results since the date of acquisition. In connection with the acquisition, we expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million, and intangible assets totaling $3.5 million less, liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. We sold most of the intellectual property used in the consumer electronics business that we acquired from Viona in connection with the sale of our consumer electronics business to STMicroelectronics in March 2001. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona of approximately $1 million, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment of approximately $0.2 million has been included in the net gain on sale of assets.

     In November 1999, we acquired Teknema, an Internet technology company involved in the development of products for the emerging market in information appliances for an aggregate of approximately $14.9 million in cash, common stock and options to purchase common stock. Prior to the acquisition we loaned Teknema $1 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. We sold all of the intellectual property that we acquired from Teknema in connection with the sale of our Internet appliance business to Phoenix Technologies in March 2001, as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema

                           RAVISENT TECHNOLOGIES INC.

of approximately $10.6 million, which was being amortized over its estimated useful life of four years, has been included in the net gain on sale of assets.

     In August 2000, we acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression for approximately $3.5 million in cash and an aggregate of 825,000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis, into shares of our common stock. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.3 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $3.2 million were recorded and are being amortized on a straight-line basis over a period of four years. We have retained this intellectual property and have not transferred or sold it as a result of the STMicroelectronics or Phoenix transactions.

     Operating expenses for the quarter ended June 30, 2001 decreased by approximately $6.0 million as compared to the quarter ended June 30, 2000 and for the six months ended June 30, 2001, our operating expenses decreased by approximately $2.3 million as compared to the six months ended June 30, 2000. The decrease is due primarily to decreased compensation and benefits resulting from the reduction in workforce and reduced goodwill amortization as a result of the asset sales to STMicroelectronics and Phoenix Technologies described above as well as a decrease in professional fees as a result of costs capitalized related to the acquisition of eMation Ltd. and insurance reimbursements for fees related to the class action litigation. For the six months ended June 30, 2001 the total decreases in operating expenses were offset by the settlement of the American Trading S.A. distribution agreement, the immediate recognition of prepaid and deferred compensation expense from the Cinax acquisition, amortization of goodwill recorded as part of the acquisition of Cinax and the pursuit of strategic initiatives.

     On June 28, 2001 we announced that we signed an agreement to acquire all of the issued share capital of eMation Ltd. Under the terms of the transaction, we have offered to acquire from eMation's shareholders all of the issued and outstanding shares of eMation for approximately 8 million shares of our common stock and the assumption of $5 million in debt. We have also agreed to issue an additional 1.55 million shares of our common stock upon the exercise of eMation stock options to be assumed by us in the eMation acquistion. In addition, we have agreed to provide up to $2.5 million of interim financing to eMation to fund operating expenses until closing. The eMation acquisition is subject to customary closing conditions, including regulatory and RAVISENT stockholder approval, and is currently expected to close during the fourth quarter of 2001.

                           RAVISENT TECHNOLOGIES INC.


Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                           RAVISENT Technologies Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                                                                    Three Months Ended June 30,
                                                                                    ---------------------------
                                                                               2001                             2000
                                                                               ----                             ----
                                                                                      Percentage                         Percentage
                                                                       Amount         of Revenue        Amount          of Revenue
                                                                      --------          ------         --------            ----

Revenues:
   License and services                                               $    673              85%        $  3,299              68%
   Hardware                                                                121              15            1,547              32
                                                                      --------          ------         --------            ----
     Total revenues                                                        794             100            4,846             100
                                                                      --------          ------         --------            ----
Cost of revenues:
   License and services                                                    432              55              985              20
   Hardware                                                                104              13            1,356              28
   Inventory charge                                                     13,420           1,690             --              --
                                                                      --------          ------         --------            ----
     Total cost of revenues                                             13,956           1,758            2,341              48
                                                                      --------          ------         --------            ----
Gross profit                                                           (13,162)         (1,658)           2,505              52

Research and development
    Non-cash compensation                                                  116              14               81               2
    Other research and development expense                                 999             126            2,970              61
Sales and marketing
    Non-cash compensation                                                 --              --                143               3
    Other selling and marketing expense                                    842             106            2,602              54
General and administrative
    Non-cash compensation                                                   48               6               55               1
    Other general and administrative expense                             2,246             283            3,367              69
Depreciation and amortization                                              389              49            1,385              29
                                                                      --------          ------         --------            ----

Operating loss                                                         (17,802)         (2,242)          (8,098)           (167)

Interest (income) expense, net and other (income)                         (681)            (86)            (598)            (12)
                                                                      --------          ------         --------            ----

Net loss before income taxes (benefit)                                 (17,121)         (2,156)          (7,500)           (155)

Provision for income taxes (benefit)                                    (1,171)           (147)              23            --
                                                                      --------          ------         --------            ----

Net loss                                                              $(15,950)         (2,009%)       $ (7,523)           (155%)
                                                                      ========          ======         ========            ====

                           RAVISENT TECHNOLOGIES INC.

Revenues. Total revenues decreased 84% from $4.8 million for the quarter ended June 30, 2000 to $0.8 million for the quarter ended June 30, 2001. License and services revenue decreased 80% to $0.7 million for the quarter ended June 30, 2001, due primarily to a decline in Internet appliance revenues, weak demand for PC-related products resulting in lower sales volumes and increased competition resulting in lower per unit selling prices in the PC DVD market. As a result of increased competition, we lost a PC-peripherals manufacturing customer that accounted for approximately $0.8 million, or 16%, of our total revenues, or 23% of our license and services revenue, in the quarter ended June 30, 2000. Also, during the quarter ended June 30, 2000, we recognized approximately $0.8 million of a total of $2.3 million of previously deferred revenue for prepaid Software CineMaster license fees as a result of delivering all of the elements under a multiple element software contract with a customer. Upon the delivery of all of the elements, we commenced amortizing the deferred revenue at the beginning of the second quarter of 2000 over the balance of the contract term ending December 31, 2000. Due to the termination of a contract with an Internet appliance customer located in Italy, license and services revenue decreased by approximately $0.3 million from the comparable quarter in 2000.

     Hardware revenue decreased 92% from approximately $1.5 million for the quarter ended June 30, 2000 to approximately $0.1 million for the quarter ended June 30, 2001. Overall, the decrease in our hardware revenue was attributable to the sale of the Internet appliance business in March 2001.

     Our revenues are concentrated among a few customers. In the quarter ended June 30, 2001, Matrox Graphics and Gateway, Inc. accounted for 30% and
20%, respectively, of our total revenues. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers for the foreseeable future. The revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which our licensees sell RAVISENT-enabled products to end users in any given period.

     We sell our products primarily to personal computer and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the second quarter of 2001 companies based in North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas and contract manufacturers based in Asia.

     Cost of Revenues. Cost of revenues consist primarily of license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology, hardware components sold to manufacturers, and costs associated with the distribution of Software

                           RAVISENT TECHNOLOGIES INC.

CineMaster. Cost of revenues increased 496% from $2.3 million for the quarter ended June 30, 2000 to $14.0 million for the quarter ended June 30, 2001, due principally to a charge for inventory reserves of approximately $13.4 million recorded in the quarter ended June 30, 2001. The reserves recorded were for components, of approximately $10.2 million, and approximately $3.2 million for Internet set-top boxes. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturers' warranties.

     Excluding the charges for reserves, cost of revenues decreased 77% from $2.3 million for the quarter ended June 30, 2000 to $0.5 million for the quarter ended June 30, 2001. The decrease is the result of declining revenues.

     Gross Profit. Gross profit decreased from $2.5 million for the quarter ended June 30, 2000 to $(13.2) million for the quarter ended June 30, 2001. The decrease is primarily attributable to a charge for inventory reserves recorded during the quarter of approximately $13.4 million. Excluding the charges for inventory, gross profit declined from $2.5 million to $0.3 million primarily as a result of lower revenues. Excluding the inventory charges, the gross profit percent of revenues declined from 52% to 33% due to lower DVD pricing and higher cost of license fees for technologies incorporated into our products.

     Other Research and Development Expense. Other research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Other research and development expenses decreased 66%, from $3.0 million for the quarter ended June 30, 2000, to $1.0 million for the quarter ended June 30, 2001. As a percentage of total revenues, research and development expenses increased from 61% to 126%. The decrease in research and development expenses in absolute dollars was due primarily to the sales of our consumer electronics and Internet appliance businesses described above. The increase in research and development expenses as a percentage of total revenues resulted primarily from our lower quarterly revenues. While we expect research and development expenses to increase once the acquisition of eMation Ltd. is completed in the fourth quarter of 2001, overall we expect research and development expenses to decrease in 2001 compared to 2000 due to the sales of our consumer electronics and Internet appliance businesses.

     Non-cash Research and Development Expense. Non-cash research and development expense relates to compensation related to stock options. Non-cash research and development expense was flat quarter over quarter. The year over year changes are due primarily to amortization of approximately $0.1 million for deferred compensation recorded in connection with our acquisition of Cinax Designs in August 2000, offset by approximately $0.1 million for amortization of deferred compensation that was originally recorded for certain of our former

                           RAVISENT TECHNOLOGIES INC.


employees that was written off as part of the sales of our consumer electronics and Internet appliance businesses discussed above. Stock options granted to employees at less than fair value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.

     Other Selling and Marketing Expense. Other selling and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Other selling and marketing expenses decreased 68% from $2.6 million for the quarter ended June 30, 2000 to $0.8 million for the quarter ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses increased from 54% to 106%. The decrease in absolute dollars was due to the sales of our consumer electronics and Internet appliance businesses. The increase in sales and marketing expenses as a percentage of total revenues resulted primarily from lower quarterly revenues. While we expect sales and marketing expenses to increase once the acquisition of eMation Ltd. is completed in the fourth quarter of 2001, overall we expect sales and marketing expenses to decrease in 2001 compared to 2000 as a result of the sales of our consumer electronics and Internet appliance businesses and other reductions in our workforce have occurred.

     Non-cash Selling and Marketing Expense. Non-cash selling and marketing expense relates to compensation related to stock options. Non-cash sales and marketing expense decreased 100% from $0.1 million for the quarter ended June 30, 2000 to zero for the quarter ended June 30, 2001. The decrease is primarily attributable to amortization of deferred compensation that was originally recorded for certain of our former employees and was written off as part of the sales of our consumer electronics and Internet appliance businesses. Stock options granted to employees at less than fair value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.

     Other General and Administrative Expense. Other general and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses decreased 33% from $3.4 million for the quarter ended June 30, 2000 to $2.2 million for the quarter ended June 30, 2001. As a percentage of total revenues, general and administrative expenses increased from 69% to 283%. In absolute dollars, the decrease in general and administrative expense was due to reimbursements and expense reclassifications arising from third-party recoveries related to our class action litigation, in which we are a defendant, as well as capitalized costs in connection with the acquisition of eMation. Additionally, for the six months ended June 30, 2001, decreases in recruiting, staff and rent expenses were offset by increases for uncollectible accounts associated with the Internet appliance business sold in March 2001. General and administrative expenses increased as a percentage of total revenues primarily due to lower quarterly revenues. While we expect other general and administrative expenses to increase once the acquisition of eMation Ltd. is completed in the fourth quarter of 2001, overall we expect general and administrative expenses to decrease in absolute dollars in 2001 compared to 2000 as our business requires less administrative support for fewer employees and product lines resulting from the March 2001 sales of the consumer electronics and Internet appliance businesses.

Non-cash General and Administrative Expense. Non-cash general and administrative expense relates primarily to amortization of compensation related to stock options. Non-cash general and administrative expense decreased 13% from $55,000 for the quarter ended June 30, 2000 to $48,000 for the quarter ended June 30, 2001.

                           RAVISENT TECHNOLOGIES INC.

     Depreciation and Amortization. We recorded depreciation and amortization of $0.4 million for the quarter ended June 30, 2001, compared to $1.4 million for the quarter ended June 30, 2000. The decrease primarily relates to the decrease in amortization of goodwill associated with the sale in March 2001 of our consumer electronics business and our Internet appliance business. Amortization increased as a result of the amortization of the goodwill recorded in connection with the acquisition in August 2000 of Cinax Designs. See "Acquired In-Process Research and Development Expense."

     Interest (Income) and Expense, Net. Net interest income increased by $0.1 million, or 14%, for the quarter ended June 30, 2001 compared with the comparable quarter of 2000 as a result of greater cash on hand resulting from the sales of our consumer electronics and Internet appliance businesses in March 2001. The increase in net interest income is due to higher cash balances partially offset by lower bank interest rates in 2001 than in 2000.

                           RAVISENT TECHNOLOGIES INC.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                           RAVISENT Technologies Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                    2001                         2000
                                                                                    ----                         ----
                                                                                            Percentage                   Percentage
                                                                          Amount            of Revenue      Amount        of Revenue
                                                                         --------             ---         --------          ----

Revenues:
   License and services                                                  $  3,443              95%        $  6,220              59%
   Hardware                                                                   167               5            4,336              41
                                                                         --------             ---         --------            ----
     Total revenues                                                         3,610             100           10,556             100
                                                                         --------             ---         --------            ----
Cost of revenues:
   License and services                                                     1,049              29            2,114              20
   Hardware                                                                   141               4            3,870              37
   Inventory charge                                                        13,420             372             --              --
                                                                         --------             ---         --------            ----
     Total cost of revenues                                                14,610             405            5,984              57
                                                                         --------             ---         --------            ----
Gross profit                                                              (11,000)           (305)           4,572              43

Research and development
    Non-cash compensation                                                   1,854              51              162               1
    Other research and development expense                                  3,406              95            5,113              48
Sales and marketing
    Non-cash compensation                                                      69               2              502               5
    Other selling and marketing expense                                     4,334             120            4,484              43
General and administrative
    Non-cash compensation                                                     112               3               96               1
    Other general and administrative expense                                4,661             129            5,710              54
Depreciation and amortization                                               2,055              57            2,741              26
                                                                         --------             ---         --------            ----
Operating loss                                                            (27,491)           (762)         (14,236)           (135)

Gains on sales of assets                                                   52,037           1,442             --              --


Interest (income) expense, net and other (income)                          (1,047)            (29)          (1,214)            (11)
                                                                         --------             ---         --------            ----
Net income (loss) before income taxes                                      25,593             709          (13,022)           (124)


Provision for income taxes                                                  1,808              50               38               0
                                                                         --------             ---         --------            ----
Net income (loss)                                                        $ 23,785             659%        $(13,060)           (124)%
                                                                         ========             ===         ========            ====

                           RAVISENT TECHNOLOGIES INC.


Revenues. Total revenues decreased 66% from $10.6 million for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001. License and services revenue decreased 45% to $3.4 million for the six months ended June 30, 2001, due primarily to a decline in Internet appliance revenues, continued weakness in the PC industry and increased competition resulting in lower per unit selling prices in the PC DVD market. Included in our license and services revenue for the six months ended June 30, 2001 was a substantial license grant to a new OEM customer. To the degree these types of arrangements cannot be made with our customers in the future, license and services revenue may decrease. As a result of increased competition, we lost a PC-peripherals manufacturing customer, which accounted for approximately $1.6 million, or 16%, of our total revenues and 27% of our license and services revenue, in the six months ended June 30, 2000. Also as a result of increased competition, we lost a PC OEM customer, which accounted for approximately $1.0 million, or 10% of our total revenues and 16% of license and services revenue, in the six months ended June 30, 2000. Also, during the six months ended June 30, 2000, we recognized approximately $0.8 million of a total of $2.3 million of previously deferred revenue for prepaid Software CineMaster license fees as a result of delivering all of the elements under a multiple element software contract with a customer. Upon the delivery of all of the elements, we commenced amortizing the deferred revenue at the beginning of the second quarter of 2000 over the balance of the contract term ending December 31, 2000. Due to the termination of a contract with an Internet appliance customer located in Italy in conjunction with the sale of the IA business, license and services revenue decreased by approximately $0.7 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000.

     Hardware revenue decreased 96% from $4.3 million for the six months ended June 30, 2000 to $0.2 million for the six months ended June 30, 2001. The decrease was primarily attributable to decreased Internet appliance units sold in the first quarter of 2001 and the sale of the Internet appliance business in March 2001.

     Our revenues are derived from a small number of customers. In the six months ended June 30, 2001, three customers, Matrox Graphics, Inc., Gateway, Inc. and another customer accounted for 20%, 9% and 35%, respectively, of our total revenues. We expect that a significant portion of our revenues will continue to be concentrated among a relatively small number of customers for the foreseeable future. Revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which our licensees sell RAVISENT-enabled products to end users in any given period.

     We sell our products primarily to personal computer and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the six months ended June 30, 2001 companies based in North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas and contract manufacturers based in Asia.

                           RAVISENT TECHNOLOGIES INC.

Cost of Revenues. Cost of revenues consist primarily of license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology, hardware components sold to manufacturing firms, and costs associated with the delivery of Software CineMaster. Cost of revenues increased 144% from approximately $6.0 million for the six months ended June 30, 2000 to $14.6 million for the six months ended June 30, 2001, due principally to a charge for inventory reserves of approximately $13.4 million recorded for the six months ended June 30, 2001. The reserves recorded were for components, of approximately $10.2 million, and approximately $3.2 million for Internet set-top boxes. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturers' warranties.

     Excluding the charges for reserves, cost of revenues decreased 80% from $6.0 million for the six months ended June 30, 2000 to $1.2 million for the six months ended June 30, 2001. The decrease is due to lower total revenues, partially offset by an increase in the per-unit cost of license fees for technologies incorporated into our products.

Gross Profit. Gross profit decreased from $4.6 million for the six months ended June 30, 2000 to $(11.0) million for the six months ended June 30, 2001, primarily due to a charge for inventory reserves of approximately $13.4 million, partially offset by an increase in the proportion of license and services revenue to total revenues in the six months ended June 30, 2001 as compared the six months ended June 30, 2000. Excluding the inventory charge, gross profit decreased from $4.6 million to $2.4 million due to lower revenues. For the six months ended June 30, 2001, 95% of our total revenues were derived from license and services revenue, in comparison to 59% for the comparable six months in 2000. The gross profit percentage for license and services revenue is much higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory reserves, increased from 43% for the six months ended June 30, 2000 to 67% for the six months ended June 30, 2001, primarily as a result of a higher proportion of license revenues offset by an increase in the per-unit cost of license fees for technologies incorporated into our products.

Other Research and Development Expenses. Other research and development expenses consist primarily of engineering and related costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 33%, from $5.1 million for the six months ended June 30, 2000, to $3.4 million for the six months ended June 30, 2001. As a percentage of total revenues, research and development expenses increased from 48% to 95%. The decrease in research and development expenses in absolute dollars was due primarily to the sales of the consumer electronics and Internet appliance businesses described above. The increase in research and development expenses as a percentage of total revenues resulted primarily from lower revenues. While we expect research and development expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, overall we expect research and development expenses to decrease in

                           RAVISENT TECHNOLOGIES INC.

2001 compared to 2000 due to the sales of our consumer electronics and Internet appliance businesses in March 2001.

Non-cash Research and Development Expense. Non-cash research and development expense relates to both compensation related to stock options and acquisition-related stock compensation. Non-cash research and development expense increased 1,044% from $0.2 million for the six months ended June 30, 2000 to $1.9 million for the six months ended June 30, 2001. The increase over the prior year is due primarily to the immediate recognition of the prepaid and deferred stock compensation related to reductions in staffing in connection with the closing of our Vancouver office in March 2001.

Other Selling and Marketing Expense. Other selling and marketing expenses consist primarily of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses decreased 3% from $4.5 million for the six months ended June 30, 2000 to $4.3 million for the six months ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses increased from 43% to 120%. Included in other selling and marketing expense for the six months ended June 30, 2001 is a charge for approximately $1.8 million related to the settlement of our American Trading S.A. distribution rights agreement. Excluding this item, sales and marketing expense for the six months would have decreased $2.0 million or 44% compared to the comparable period of the prior year. The increase in other selling and marketing expenses as a percentage of total revenues resulted primarily from lower revenues. While we expect sales and marketing expenses to increase once the acquisition of eMation Ltd. is completed in the fourth quarter of 2001, overall we expect sales and marketing expenses to decrease in 2001 compared to 2000 as our consumer electronics and Internet appliance businesses were sold in March 2001 and other staff reductions have occurred.

Non-cash Selling and Marketing Expense. Non-cash selling and marketing expense relates to compensation related to stock options. Non-cash sales and marketing expense decreased 86% from $0.5 million for the six months ended June 30, 2000 to $0.1 million for the six months ended June 30, 2001. The decrease is primarily attributed to a one-time charge of $0.3 million for the modification of stock options held by a former employee. Stock options granted to employees at less than fair market value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.


Other General and Administrative Expenses. Other general and administrative expenses consist primarily of personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses decreased 18% from $5.7 million for the six months ended June 30, 2000 to $4.7 million for the six months ended June 30, 2001. As a percentage of total revenues, general and administrative expenses increased from 54% to 129%. In absolute dollars, the decrease in general and administrative expense was due to reimbursements and expense reclassifications arising from third-party recoveries related to our class action litigation, in which we are a defendant, as well as capitalized costs in connection with the acquisition of eMation. Additionally, for the six months ended June 30, 2001, decreases in recruiting expenses were offset by increases for uncollectible accounts associated with the Internet appliance business sold in March 2001. Other general and administrative expenses increased as a percentage of total revenues primarily due to the decrease in total revenues. While we expect other general and administrative expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, overall we expect general and asministrative expenses to decrease in 2001 compared to 2000 as our consumer electronics and Internet appliance businesses were sold in March 2001 and other staff reductions have occurred.

                           RAVISENT TECHNOLOGIES INC.

     Non-cash General and Administrative Expense. Non-cash general and administrative expense relates primarily to amortization of compensation related to stock options. Non-cash general and administrative expense increased 17% from $96,000 for the six months ended June 30, 2000 to $112,000 for the six months ended June 30, 2001. The increase is primarily the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value on the date of grant in May and June 2000.

     Depreciation and Amortization. We recorded depreciation and amortization of $2.1 million for the six months ended June 30, 2001, compared to $2.7 million for the six months ended June 30, 2000. The decrease primarily relates to the decrease in amortization of goodwill associated with the sale in March 2001 of our consumer electronics business and our Internet appliance business. These decreases are offset by an increase in amortization expense for the amortization of the goodwill recorded as part of the acquisition of Cinax Designs in August 2000, including an impairment charge for the workforce in place intangible asset associated with the closing of our Vancouver office in March 2001. See
"Acquired In-Process Research and Development Expense."


Other (Income) and Expense

     As a result of the sale of the assets related to our consumer electronics business completed as of March 1, 2001, we recorded a gain on this sale of approximately $47.5 million for the six months ended June 30, 2001.

     As a result of the sale of assets related to our Internet appliance business completed as of March 23, 2001, we recorded a gain on this sale of approximately $4.5 million for the six months ended June 30, 2001.

     Interest (Income) and Expense, Net. Net interest income decreased by $0.2 million, or 14%, for the six months ended June 30, 2001 compared to the comparable period in 2000. The decrease is the result of lower average cash on hand for the six-month period in 2001 than in 2000, combined with lower bank interest rates in 2001 than in 2000.

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

                           RAVISENT TECHNOLOGIES INC.

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

     In March 2001, we sold all of the intellectual property that we acquired from Teknema to Phoenix Technologies as part of the sale of our Internet appliance business as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, is included in the net gain on the sale of assets.

     In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.4 million was paid in equal installments at the end of the next three fiscal years. In addition, we issued 1,204,820 shares of our common stock then valued at $4.8 million and incurred transaction costs of $0.8 million. For accounting purposes, payments due in future periods were discounted. In January 2001 the final installment was paid.

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

     In March 2001, we sold and transferred to STMicroelectronics intellectual property that we used in the consumer electronics business that we acquired from VIONA. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona,

                           RAVISENT TECHNOLOGIES INC.

which was being amortized over its estimated useful life of four years, and, the net book value of all of Viona's furniture and equipment is included in the net gain on the sale of assets.


LIQUIDITY AND CAPITAL RESOURCES


     Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed July 16, 1999. As of June 30, 2001 we had approximately $62.9 million in cash and cash equivalents, including $1.8 million of the proceeds from the sale of our Internet appliance business in March 2001, which is held in escrow by a third party for indemnification purposes. Included in other assets is $0.8 million of the proceeds from the sale of our consumer electronics business, which is held in escrow by a third party for indemnification purposes until September 2002.

     Net cash used in operating activities for the six months ended June 30, 2001 was $15.9 million, compared to net cash used in operating activities of $9.1 million for the six months ended June 30, 2000. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains, non-cash compensation expense and payments to vendors.

                           RAVISENT TECHNOLOGIES INC.

     Net cash provided by investing activities for the six months ended June 30, 2001 was $67.8 million, compared to net cash used in investing activities of $1.6 million for the six months ended June 30, 2000. Cash provided by investing activities for the six months ended June 30, 2001 consisted primarily of the net proceeds from the sales of assets related to our consumer electronics and Internet appliance businesses. Cash used in investing activities for the six months ended June 30, 2000 consisted primarily of net purchases of furniture and equipment.

     Net cash provided by financing activities of $1.5 million for the six months ended June 30, 2001 was attributable to the net proceeds received from the exercise of stock options. Net cash provided by financing activities of $0.5 million for the six months ended June 30, 2000 was attributable to the net proceeds received from the exercise of stock options and payment of a stock subscription receivable, offset by repayments of other liabilities.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under equipment leases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers at interest rates between 8% to 18% that maintain title to the leased equipment. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

     As of June 30, 2001, we had a $5 million line of credit with Silicon Valley Bank. Under the terms of the line of credit, borrowings are subject to a percentage of "eligible" accounts receivable, as defined in the loan and security agreement, and bear interest at the bank's prime rate (6.75% at June 30, 2001). In addition, we must:

          o maintain a tangible net worth as defined in the loan and security agreement, of at least $40 million;

          o    maintain a quick ratio, excluding deferred revenue, of at least
               2.0 to 1.0;

          o supply Silicon Valley Bank within 45 days after the end of each quarter, quarterly, unaudited financial statements and compliance certificates.

     At June 30, 2001, no borrowings against this line of credit were outstanding and $1 million was available under the line of credit. As of June 30, 2001 we were in compliance with all financial covenants to the bank. The line of credit matured in June 2001, but was extended by the bank until September 2001, and bears interest at the bank's prime rate (6.75% at June 30, 2001). Silicon Valley Bank has a senior security interest in substantially all of our assets.

     In connection with the agreement to acquire all of the issued share capital of eMation Ltd., we have agreed to provide up to $2.5 million of interim financing to fund operating expenses until closing of the eMation acquisition, which is expected to occur during the fourth quarter of 2001.

     In March 2001, we completed the sale of our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation and STMicroelectronics GmbH and received approximately $55.6 million in cash consideration,

                           RAVISENT TECHNOLOGIES INC.

of which $0.8 million is being held by a third party in escrow for indemnification purposes until September 2002.

     In March 2001, we sold the assets of our Internet appliance business, excluding inventory, to Phoenix Technologies Ltd. for $18 million in cash consideration, of which $1.8 million is being held in escrow by a third party until March 2002 for indemnification purposes.

     We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, together with any borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next twelve months.


Recent Accounting Pronouncements


     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and Statement SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which is effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definitive useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Excluding the proposed acquisition of eMation, as of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $1.8 million, and unamortized identifiable intangible assets in the amount of approximately $0.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $5.2 million and $1.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements in our financial statements at the date of this filing.

                           RAVISENT TECHNOLOGIES INC.

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

RISKS RELATED TO RAVISENT


We are currently undergoing a business transition that may adversely affect our company

     In March 2001, we announced the sale of our consumer electronics business and our Internet appliance business and that we were seeking strategic alternatives for our company. The strategic alternative we have chosen is the acquisition of eMation. Although we believe that the acquisition of eMation is in the best interests of our stockholders, this acquisition may increase our costs as we proceed to modify our business plan and operations.

     As part of the sale of our consumer electronics and Internet appliance businesses, approximately 89 of our employees accepted employment with either STMicroelectronics or Phoenix Technologies. These employees were dedicated primarily to research and development activities in the digital media market. The reduction in our research and development workforce has adversely affected our ability to offer new products in the digital media market. The reduction in our sales force has also adversely affected our ability to sell our products.

     These strategic transactions may negatively impact relationships with our partners, distributors and customers. There can be no guarantees that we can maintain or re-establish such relationships or develop new customer, partner and distributor relationships in a timely manner, or at all, to overcome any loss of business resulting from our business transition. As a result of this business transition, it will be difficult to forecast our financial performance. We expect that both sales and operating income will be adversely affected and we expect to report operating losses in fiscal 2001.


We currently have a limited product offering and may not have a diversified business if the acquisition of eMation is not completed

     Due to the disposition of our consumer electronics business and our Internet appliance business, we currently have a limited offering of products that can be used only in personal computers. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the consumer electronics market prior to March 2006. As a result, we are subject to economic pressures within a limited industry, which may result in a material adverse effect on our business and financial condition.

                           RAVISENT TECHNOLOGIES INC.

We have a limited operating history and our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

     As a result of our relatively brief operating history and because our business model has changed significantly since inception and will change further with the acquisition of eMation, we believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition, fluctuations in our operating results have caused, and may in the future continue to cause us to perform below the expectations of public market analysts and investors. If our results continue to fall below market expectations, the price of our common stock may continue to fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to-quarter as we attempt to establish our products in the market and transition to a new business model.

You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline

     Our revenues and operating results will vary significantly from quarter-to-quarter due to a number of factors, including:

      o variations in demand for our products and services, which are relatively few in number;

      o the timing of sales of our products and services and the timing of new releases of personal computer systems and semiconductors that incorporate our products;

      o    delays in introducing our products and services;

      o changes in our pricing policies or the pricing policies of our competitors;

      o the timing and accuracy of royalty reports received from our customers, which we have not audited to date;

      o the timing of large contracts that materially affect our operating results in a given quarter;

      o    changes in the usage of digital media;

      o our ability to develop and attain market acceptance of enhancements to our products;

      o    new product introductions by competitors;

      o    the mix of license and service hardware revenues;

      o unanticipated customer demands which impact on our ability to deliver our products and ultimately recognize revenues;

      o    the mix of domestic and international sales;

                           RAVISENT TECHNOLOGIES INC.

      o costs related to the acquisition of technologies or businesses, including, but not limited to, the eMation acquisition;

      o our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, administrative and product management personnel;

      o    our ability to expand our operations; and

      o global economic conditions as well as those specific to personal computer, peripherals and semiconductor manufacturers and other providers of digital video and audio stream management solutions.

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

     We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term and are significant. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

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

     During the quarter ending, June 30, 2001, we recorded an inventory charge of $13.4 million. As of June 30, 2001, we have approximately $8.3 million of inventory, the majority of which was acquired from May through October 2000 to support production of our Internet appliance hardware designs. This inventory was purchased to accommodate long lead times for components in order to meet the anticipated demand for our Internet appliance products (the Internet screen phone, set-top box, and Nucleo platform). The sale of our Internet appliance business included the assignment of our Internet appliance customer contracts, but not the inventory to support production of the associated products. While we have obtained assurances that we will be the preferred supplier of inventory to Phoenix Technologies for these products, we may not be able to sell all of the inventory that we currently have. Furthermore, even if our efforts to sell this inventory are successful, we may not be able to recover the full cost of the inventory due to market price fluctuations and other market conditions.

We have never been profitable and may never achieve profitability in the future

                           RAVISENT TECHNOLOGIES INC.

     We had a net loss from operations of approximately $27.5 million for the six months ended June 30, 2001. To date, we have not achieved profitability on an annual basis and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our digital entertainment products to decline over the next few years. We expect to face increased competition in markets where we license our digital entertainment products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

Our business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

     In the six month period ending June 30, 2001, we derived approximately 95% of our license revenues from sales of our CineMaster products. We expect that license revenue from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

     A substantial portion of our license revenue comes from a small number of customers. In the six months ending June 30, 2001, three customers Matrox Graphics, Gateway, Inc. and another customer, accounted for 20%, 9% and 35%, respectively, of our total revenues and 9%, 6% and 52%, respectively, of our total gross profit, excluding inventory charges of $13.4 million. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenues from these customers, would immediately harm our business. As a result of the sales of our consumer electronics and Internet appliance businesses, we transferred substantially all of our customers from our consumer electronics business, including Microsoft Corporation, Funai Electric Co., Ltd., and Cyber Home Entertainment to STMicroelectronics and a portion of our Internet appliance customers to Phoenix Technologies.

Since most of our revenues are derived from a small number of customers, problems those customers experience will directly impact our business

     As a result of our concentrated customer base, problems that our customers experience could materially harm our business. These risks are beyond our control. For example, because we do not control the business practices of our customers, we do not influence the degree to which they promote our

                           RAVISENT TECHNOLOGIES INC.

technology or set the prices at which the products incorporating our technology are sold to end users. Risks that may influence the success or failure of the personal computer manufacturers that are our customers include:

      o the competition the manufacturer faces and the market acceptance of its products;

      o the engineering, marketing and management capabilities of the manufacturer and the technical challenges unrelated to our technology that it faces in developing its products;

      o    the financial and other resources of the manufacturer;

      o new governmental regulations or changes in taxes or tariffs applicable to the manufacturer; and

      o the failure of third parties to develop and introduce content for digital entertainment applications in a timely fashion.

The inability of our customers or us to successfully address any of these risks could harm our business.

     Since our customers have not executed long-term contracts with us, our revenues could decline significantly with little or no notice.

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

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

     We license technology that is used in our products from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements, we would not be able to ship many of our digital entertainment products and our business would be seriously harmed. For example, we have a license agreement with Dolby Laboratories Licensing Corporation for the audio format that is used in all of our DVD-related products. Without this technology, we could not ship product for DVD markets. In addition, we license encryption and decryption software technology from the Copy Control Association (CCA), which must also be included in any DVD products we ship. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated by CCA at any time upon written notice. We may not be able to renew either license. If we failed to renew either of these licenses,

                           RAVISENT TECHNOLOGIES INC.

we would not be able to ship products for the DVD market, and we would accordingly lose a substantial portion of our revenues.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace

     We rely on strategic relationships, such as those with ATI Technologies Inc., Intel Corporation and STMicroelectronics to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. Through our relationships with our strategic partners, we gain valuable insights on evolving industry standards and trends. However, we do not have written agreements with any of our strategic partners that could ensure these relationships will continue for a significant period of time. All of our agreements with these partners are informal, and may be terminated by them at any time. The loss of any one of these relationships could harm our business.

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

Our pending patents may never be issued, and even if issued, may provide us with little protection

     We regard the protection of patentable inventions as important to our business. We currently have four U.S. patent applications pending relating to our digital video stream management technology. We co-own with STMicroelectronics two additional patent applications and we have one pending application under the Patent Cooperation Treaty ("PCT") based on several of the above-mentioned U.S. patent applications. However, none of our technology is patented outside the United States. It is possible that:

     o our pending patent applications may not result in the issuance of patents;

     o    our patents may not be broad enough to protect our proprietary rights;

                           RAVISENT TECHNOLOGIES INC.

     o any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

     o current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

     o effective patent protection, if any, may not be available in every country in which we do business.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value

         We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have two pending trademark applications for the marks "RAVISENT" and "RAVISENT Technologies". We also have an issued U.S. trademark for the mark "CineMaster," and have a number of pending trademark applications for "RAVISENT" in foreign countries. Moreover, despite any precautions which we have taken:

     o laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

     o other companies may claim common law trademark rights based upon state or foreign law which precede our federal registration of such marks;

     o current federal laws that prohibit software copying provide only limited protection from software "pirates," and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

     o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming and we are unable to determine the extent to which piracy of our products and trademarks may occur, particularly overseas;

     o we have provided our source code for our products to a few of our customers as part of our licensing arrangements with them and the procedures and practices implemented under the terms of these licenses may not be sufficient to prevent them from exploiting the source code; and

     o the tamper-resistant copy protection codes in our software have been broken in the past and may not be successful in preventing unauthorized use of our software in the future.

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

                           RAVISENT TECHNOLOGIES INC.

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

We have received notices of claims that may result in litigation

     From time to time, we have received, and we expect to continue to receive, notice of claims of infringement of other parties' proprietary rights. For example:

     o Our digital video stream management solutions comply with industry DVD specifications, which incorporates technology known as MPEG-2 that governs the process of storing a video input in digital form. We have received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third party claims and we may be required to agree to indemnify them to secure future business or otherwise. Moreover, we may be required to pay license fees in connection with the use of the third party's technology in the future.

     o A group of companies has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified a number of personal computer manufacturers, including our customers, that patents owned by members of the consortium are infringed by the personal computer manufacturers in their distribution of products that incorporate the MPEG-2 technology. MPEG-LA has requested that these personal computer manufacturers pay license fees for the use of the technology covered by MPEG-LA patents. These personal computer manufacturers may in the future seek compensation or indemnification from us arising out of the MPEG-LA claims, and we may be required to pay license fees in connection with the use of MPEG-2 technology in the future.

     o Another group of companies has formed a consortium known as "6C" (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. 6C has notified us, as well as a number of computer manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that patents owned by members of the consortium are infringed by products that incorporate the DVD technology. 6C has requested that these personal computer manufacturers pay license fees for using the 6C patents. We may be

                           RAVISENT TECHNOLOGIES INC.

          required to pay license fees in connection with the use of such DVD technology in our products in the future as a result of such claims. Further, a court could determine that we infringe any such patents and we would be liable for resulting damages. In addition, our customers who have been contacted by the 6C may in the future seek compensation or indemnification from us arising out of the 6C claims, and we may be required to pay license fees on their behalf in connection with the use of such DVD technology in the future.

     o A third party has asserted that the parental control features of our CineMaster products infringe patents held by the third party. A court could determine that such parental control features do infringe these patents and we could be liable for resulting damages. In addition, our customers could seek compensation or indemnification from us arising out of such third party's claims.

     o Another consortium of companies, commonly known as "3C", notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents. In addition, our customers may seek compensation or indemnification from us as a result of the 3C claims, and we may be required to pay license fees on their behalf in connection with the use of such DVD technology in the future. 3C members may in the future seek compensation or indemnification from us arising out of the consortium's claims.

     o A letter dated September 12, 2000 from a third party to one of our customers who distributes our product claims infringement of a Japanese utility model patent regarding Internet terminal which can be coupled to a television set. This third party is seeking a license agreement as a resolution. We have requested more time to respond and are accumulating prior art to invalidate the utility model patent.


     o A third party has asserted that some of our digital media products infringe one or more of such third party's patents in the field of "all format decoders". The third party has stated that it was prepared to license the relevant patents to us on favorable terms. We are currently in discussions with such third party. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

                           RAVISENT TECHNOLOGIES INC.


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

We may not be able to hire and retain qualified employees, which would impair our ability to grow

     As a result of our asset sales to STMicroelectronics and Phoenix Technologies, our workforce has been reduced by approximately 89 employees, including 70 employees in our research and development department and 9 employees in our sales and marketing department. Although our need for employees has been reduced as a result of the disposition of our consumer electronics business and our Internet appliance business, we have vacancies in several positions in our research and development group. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the digital video and audio stream management industry. In addition, we are headquartered in Malvern, Pennsylvania and we maintain operations in San Jose, California. We have in the past and expect in the future to face

                           RAVISENT TECHNOLOGIES INC.

difficulties locating qualified personnel in these locations. We have had, and expect to continue having greater difficulty attracting such personnel with equity incentives as a public company than we did as a privately held company.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

     Our products are very complex and frequently contain undetected errors. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products into which our products are incorporated. Despite our extensive quality assurance process, we have in the past shipped product releases with some defects, and have discovered other errors in our products after their commercial shipment. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

     o    delay or loss of revenues;

     o    cancellation of customer contracts;

     o    diversion of development resources;

     o    damage to our reputation;

     o    failure of our products to achieve market acceptance;

     o    increased service and warranty costs; and

     o    litigation costs.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

     In the quarter ended June 30, 2001, we derived approximately 67% of our revenues from sales to foreign companies, and we may derive an increasing amount of our revenues from sales outside North America in the future. We have limited experience in marketing and distributing our products internationally. In addition, there are many risks inherent in doing business internationally including, among others:

     o    legal uncertainty regarding liability;

     o    tariffs, trade barriers and other regulatory barriers;

                           RAVISENT TECHNOLOGIES INC.

     o    problems in collecting accounts receivable;

     o    political and economic instability;

     o    changes in diplomatic and trade relationships;

     o    seasonal reductions in business activity;

     o    potentially adverse tax consequences;

     o    the impact of recessions in economies outside the United States;
          and

     o    complexity and unexpected changes in local laws and regulations.

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

It may be difficult to raise needed capital in the future, which could significantly harm our business

     We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2001. Our capital requirements will depend on many factors, including:

     o    the results of our search for strategic alternatives;

     o    acceptance of and demand for our products;

     o    the number and timing of acquisitions;

     o    the costs of developing new products;

     o    the costs associated with our expansion; and

     o the extent to which we invest in new technology and research and development projects.

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

                           RAVISENT TECHNOLOGIES INC.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

     Our officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 2.5 million shares, or 14% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

     The personal computer industry is presently the only market for our digital entertainment solutions. In addition, we are subject to a non-competition agreement with STMicroelectronics pursuant to which we have agreed to not compete in significant aspects of the consumer electronics market until March 2006. As a result, our results of operations will depend almost entirely on consumer acceptance of the personal computer. Our dependence on these industries involves several risks and uncertainties, including:

     o whether semiconductor manufacturers developing silicon devices for personal computer manufacturers will design our digital solutions into their devices and successfully introduce these devices;

     o changes in consumer requirements and preferences for personal computers;

     o the small number of product manufacturers in the personal computer industry and the short product life cycles which can be six months or less; and

                           RAVISENT TECHNOLOGIES INC.

     o the difficulty in predicting the level of consumer interest in and acceptance of many digital product applications employing our products that employ our technology.


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

We are subject to a non-competition agreement prohibiting us from selling products in significant aspects of the consumer electronics market

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

     Our success currently depends upon continued demand for digital entertainment products in the personal computer market. All of our revenues in 1998 and 1999 resulted from sales of digital entertainment products. In 2000 a significant portion of our revenues was derived from sales of digital entertainment products. In addition to the risks inherent in the personal computer industry, the market for digital entertainment products also contains risk and uncertainties, including:

     o the development and marketing of content by third party content providers for end-user systems such as desktop computers in a format compatible with our digital solutions; and

     o the potential for declining demand for DVD solutions in lower price personal computers.

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

Competition in our markets is likely to continue to increase and could harm our business

                           RAVISENT TECHNOLOGIES INC.

     The digital media market is intensely competitive, highly fragmented and rapidly changing and is characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc. and Zoran Corporation. We also compete against several smaller companies and with the internal research and development departments of other software companies as well as those of personal computer, peripherals, and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Many of our competitors have a larger customer base, greater name recognition, greater financial, technical, managerial and other resources than us. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. Companies such as Liberate Technologies, Spyglass, Inc., Planetweb, Inc. and WebTV also compete indirectly with us by providing digital video and other solutions to Internet appliance manufacturers who compete with our customers or personal computer manufacturers. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware-based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

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

                           RAVISENT TECHNOLOGIES INC.

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

We may not be able to respond to rapidly changing consumer preferences

     Our results of operations will depend on the extent to which our products are incorporated into the products of leading personal computer, peripherals and semiconductor manufacturers. Their willingness to incorporate our products depends upon whether we succeed in developing enhancements and new generations of our software and hardware that satisfy consumer preferences in their markets and introducing these new technologies to the marketplace in a timely manner. We must constantly modify and improve our products to keep pace with changing consumer preferences. For example, DVD drives became widespread on new personal computers in the last two years. It is particularly difficult to keep pace with changing consumer preferences in the personal computer industry as a result of a number of factors, including:

     o the difficulty of anticipating and responding in a timely manner to the latest consumer trends and requirements;

     o the introduction by our competitors of new products embodying popular new technologies or features that appeal to consumers; and

     o the significant investment that is often required before commercial viability is achieved to market a new feature or function.

     Any failure by us to adequately address these risks could render our existing digital solutions obsolete and could harm our business. In addition, we may not have the financial and other resources necessary to develop any enhancements or new generations of technology that generate revenues in excess of the costs of development.

We face risks from the uncertainties of any future governmental regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of digital delivery mediums, it is possible that future laws and regulations may be adopted that regulate the digital media market or other markets in which our products are sold. Future regulatory measures may include, among other things:

     o    pricing;

     o    content;

     o    copyrights;

     o    export controls (particularly regarding data encryption);

     o    distribution; and

     o    characteristics and quality of products and services.

     The growth and development of the digital media market may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies

                           RAVISENT TECHNOLOGIES INC.

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

                           RAVISENT TECHNOLOGIES INC.

PART II: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Legal Proceedings

     On or about August 10, 2000 Corum Group, Ltd. filed an action against us and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-132D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of RAVISENT common stock and no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly owned subsidiary, which preferred stock is exchangeable, on a one-for-one basis, into shares of RAVISENT common stock. In the complaint Corum alleged that it introduced us to Cinax and that it is therefore entitled to $281,362 and 66,000 shares of RAVISENT common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of RAVISENT common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. In April 2001 we entered into a settlement and release agreement whereby we paid cash of $110,000 and issued 125,000 shares of our common stock, totaling approximately $0.3 million, to Corum in full settlement of the matter and the action has been dismissed.

     Between February and April 2000, eleven class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seek unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of RAVISENT common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

     In April 2001, a third party who licenses software to us filed a lawsuit against us in California. The dispute arose out of a contract whereby the Company licensed software from the third party for use with the eSurfer browser bundled with our Internet set-top box assets sold to Phoenix Technologies Ltd. in March 2001. The third party claimed that there were fees due and owing under the contract. We and the third party entered into a confidential settlement agreement in July 2001 and the case has been dismissed. The amount of the settlement was fully accrued as of June 30, 2001.

                           RAVISENT TECHNOLOGIES INC.

     From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Risk Factors--We may become involved in costly and time consuming litigation over proprietary rights."


Item 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  CHANGES TO SECURITIES

     None.


(b)  CHANGES TO OTHER CLASSES OF SECURITIES

     None.


(c)  RECENT SALES OF UNREGISTERED SECURITIES
     None.

(d)  USE OF PROCEEDS
     Not applicable.

(e)  DIVIDENDS

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


Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. OTHER INFORMATION

     None

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits

2.7 Share Purchase Agreement among Ravisent Technologies Inc. eMation, LTD, and certain of the Shareholders of eMation, LTD (amended and restated as of July 27, 2001)

10.33  Employment Agreement, dated May 10, 2001 by and between RAVISENT and Ned
E. Barlas.

10.34 Employment Agreement, dated March 1, 2001 by and between RAVISENT and Francis X. Brown III.

                           RAVISENT TECHNOLOGIES INC.

Exhibit
Number          Exhibit Title
-------         ----------------------------------------------------------------



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

        On July 6, 2001, the Company filed a Form 8K announcing that it had signed an agreement to acquire eMation Ltd, a company headquartered in Boston, MA.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 14th day of August 2001.

August 14, 2001

 RAVISENT TECHNOLOGIES INC.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
             Senior Vice President and Chief Financial Officer