Form 10-Q
period 2001-09-30
RAVISENT TECHNOLOGIES INC
filed 2001-11-14
CIK 1052593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2001

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

                                   Yes X  No
                             ---------------------

On November 9, 2001, 19,052,547 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                                     INDEX

                                                                                                      Page
Part I:      Financial Information

Item 1:      Financial Statements


             Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000        3

             Consolidated Statements of Operations for the three months ended September 30, 2001        4
             and 2000  (unaudited).

             Consolidated Statements of Operations for the nine months ended September 30, 2001         5
             and 2000  (unaudited).

             Consolidated Statements of Cash Flows for the nine months ended September 30, 2001         6
             and 2000  (unaudited).

             Notes to Consolidated Financial Statements                                                 7

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of                22
             Operations

Item 3:      Quantitative and Qualitative Disclosures About Market Risk                                40

Part II:     Other Information

Item 1:      Legal Proceedings                                                                         57

Item 2:      Changes in Securities                                                                     58

Item 3:      Defaults upon Senior Securities                                                           58

Item 4:      Submission of Matters to a Vote of Security Holders                                       58

Item 5:      Other Information                                                                         58

Item 6:      Exhibits and Reports on Form 8-K                                                          59

                          RAVISENT TECHNOLOGIES INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

PART I
ITEM 1: FINANCIAL STATEMENTS

                                                                                                 September 30,         December 31,
                                                                                                     2001                  2000
                                                                                                 ----------------------------------
                                                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of  $2,600 in 2001 and $1,806
   in 2000............................................................................             $ 56,405              $  9,615
 Accounts receivable, net of allowance for doubtful accounts of $179 in 2001 and
  $2,405 in 2000......................................................................                  645                 5,901
 Inventories, net.....................................................................                8,078                20,883
 Prepaid expenses.....................................................................                  772                   963
 Loans receivable - officers..........................................................                  556                   662
 Deferred acquisition costs...........................................................                2,233                     -
 Other current assets.................................................................                  797                   547
                                                                                                 -----------             ---------
   Total current assets...............................................................               69,486                38,571

 Furniture and equipment, net.........................................................                1,450                 3,995
 Goodwill and other intangibles, net of accumulated amortization of $1,014 in 2001
  and $7,425 in 2000..................................................................                4,727                17,530
 Loan receivable-officer.............................................................                    -                    25
 Note receivable-eMation.............................................................                2,516                     -
 Other assets.........................................................................                   12                    72
                                                                                                 -----------             ---------
   Total assets.......................................................................             $ 78,191              $ 60,193
                                                                                                 ===========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................................             $  2,372              $ 11,088
 Accrued expenses.....................................................................                5,336                 2,147
 Income taxes payable.................................................................                1,075                     -
 Deferred revenue.....................................................................                  369                 1,473
 Other current liabilities............................................................                   46                   657
                                                                                                 -----------             ---------
   Total current liabilities..........................................................                9,198                15,365

Non-current liabilities:
 Deferred tax liability...............................................................                  564                     -
                                                                                                 -----------             ---------
  Total liabilities...................................................................                9,762                15,365
                                                                                                 -----------             ---------

Commitments and contingencies (note 9)

Stockholders' equity:
 Preferred stock, $.001 par value; 5,000,000 shares authorized in 2001 and 2000, none issued or outstanding; Common stock, $.001 par value 50,000,000 authorized;
  19,247,427 shares issued in 2001 and 17,594,429 in 2000.............................                   19                    17
 Additional paid-in capital...........................................................              123,671               121,330
 Deferred stock compensation..........................................................               (1,487)               (3,241)
 Accumulated deficit..................................................................              (52,714)              (72,380)
 Accumulated other comprehensive income...............................................                 (192)                 (178)
 Treasury stock at cost, 297,800 shares...............................................                 (868)                 (720)
                                                                                                 -----------             ---------
   Total stockholders' equity.........................................................               68,429                44,828
                                                                                                 -----------             ---------
   Total liabilities and stockholders' equity.........................................             $ 78,191              $ 60,193
                                                                                                 ===========             =========

          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                             Quarter Ended September 30,
                                                                              2001                  2000
                                                                           (unaudited)           (unaudited)
Revenues:
   License..............................................................   $       571           $     3,318
   Services.............................................................             -                   435
   Hardware.............................................................           270                   475
                                                                           -----------           -----------
Total revenues..........................................................           841                 4,228
                                                                           -----------           -----------
Cost of revenues:
   License..............................................................           207                   676
   Services.............................................................             -                   110
   Hardware.............................................................           303                   477
                                                                           -----------           -----------

Total cost of revenues..................................................           510                 1,263
                                                                           -----------           -----------

Gross profit............................................................           331                 2,965

Research and development
   Non-cash compensation................................................           228                    95
   Other research and development expense...............................         1,084                 2,686
Sales and marketing
   Non-cash compensation and other expense..............................            18                 1,525
   Other selling  and marketing expense.................................         1,075                 4,298
General and administrative
   Non-cash compensation................................................           275                    71
   Other general and administrative expense.............................         2,620                 2,086
   Provision for doubtful accounts......................................             -                    96
Depreciation and amortization...........................................           358                 1,489
Acquired in-process research and development............................             -                 1,373
                                                                           -----------           -----------
     Operating loss.....................................................        (5,327)              (10,754)

Interest (income) expense, net..........................................          (520)                 (433)
                                                                           -----------           -----------
Loss before income taxes (benefit)......................................        (4,807)              (10,321)

   Provision for income taxes (benefit).................................          (685)                    7
                                                                           -----------           -----------

Net loss................................................................   $    (4,122)          $   (10,328)
                                                                           ===========           ===========
Basic and diluted net loss per weighted average common share
outstanding.............................................................   $      (.22)          $     (0.61)
                                                                           ===========           ===========

Weighted average number of common shares outstanding used in
calculation of basic and diluted net loss per share.....................    18,720,363            16,834,358
                                                                           ===========           ===========

          See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share data)

                                                                            Nine Months Ended September 30,
                                                                              2001                   2000
                                                                           (unaudited)            (unaudited)
Revenues:
   License..............................................................   $     3,607            $     9,272
   Services.............................................................           407                    701
   Hardware.............................................................           437                  4,811
                                                                           -----------            -----------

Total revenues..........................................................         4,451                 14,784
                                                                           -----------            -----------

Cost of revenues:
   License..............................................................         1,162                  2,425
   Services.............................................................            94                    410
   Hardware.............................................................           444                  4,412
   Inventory Charge.....................................................        13,420                      -
                                                                           -----------            -----------
Total cost of revenues..................................................        15,120                  7,247
                                                                           -----------            -----------

Gross profit............................................................       (10,669)                 7,537

Research and development
   Non-cash compensation................................................         2,082                    257
   Other research and development expense...............................         4,490                  7,799
Sales and marketing
   Non-cash compensation and other expense..............................            87                  2,027
   Other selling  and marketing expense.................................         5,409                  8,836
General and administrative
   Non-cash compensation................................................           387                    167
   Other general and administrative expense.............................         6,497                  7,654
   Provision for doubtful accounts......................................           784                    186
Depreciation and amortization...........................................         2,413                  4,230
Acquired in-process research and development............................             -                  1,373
                                                                           -----------            -----------

     Operating loss.....................................................       (32,818)               (24,992)

Gains on sales of assets................................................        52,037                      -
Interest (income) expense, net and other (income).......................        (1,567)                (1,647)
                                                                           -----------            -----------

Income (loss) before income taxes.......................................        20,786                (23,345)
   Provision for income taxes...........................................         1,123                     44
                                                                           -----------            -----------

Net income (loss).......................................................   $    19,663            $   (23,389)
                                                                           ===========            ===========
Basic net income (loss) per weighted average common share
outstanding.............................................................   $      1.09            $     (1.45)
                                                                           ===========            ===========
Diluted net income (loss) per weighted average common share
outstanding.............................................................   $      1.01            $     (1.45)
                                                                           ===========            ===========
Weighted average number of common shares outstanding used in
calculation of basic net income (loss) per share........................    17,982,817             16,137,474
                                                                           ===========            ===========
Weighted average number of common shares outstanding used in
calculation of diluted net income (loss) per share......................    19,450,774             16,137,474
                                                                           ===========            ===========

         See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       2001             2000
                                                                                  -------------------------------
                                                                                   (unaudited)       (unaudited)
Cash flows from operating activities:
 Net income (loss)............................................................         $ 19,663         $(23,389)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization...............................................            2,413            4,230
  Gain on sales of assets.....................................................          (52,037)               -
  Non-cash compensation and other expenses....................................            2,129            2,451
  Deferred income taxes.......................................................              564                -
  Provision for doubtful accounts.............................................           (2,226)              27
  Provision for inventory.....................................................           13,420              (63)
  Acquired in-process research and development................................                -            1,373

Changes in items affecting operations (excluding the sales of the assets of
CE and IA businesses):
  Accounts receivable.........................................................            7,221            1,448
  Inventories.................................................................             (615)         (14,218)
  Loan receivable--officer....................................................             (173)             (67)
  Prepaid expenses and other current assets...................................           (1,540)            (779)
  Other assets and intangible assets..........................................             (690)               -
  Accounts payable............................................................           (8,579)           5,289
  Accrued expenses and other current liabilities..............................            2,947             (103)
  Income taxes payable........................................................            1,075                -
  Deferred acquisition costs..................................................           (2,233)               -
  Deferred revenue............................................................           (1,104)             369
                                                                                  -------------      -----------
Net cash used in operating activities.........................................          (19,765)         (23,432)
                                                                                  -------------      -----------

Cash flows from investing activities:
 Capital expenditures.........................................................             (392)          (2,580)
 Net proceeds from sales of assets............................................           68,112              131
 Note receivable..............................................................           (2,516)               -
 Proceeds from short-term investment..........................................                -            1,018
 Acquisition, net of cash acquired............................................                -           (2,613)
                                                                                  -------------      -----------
Net cash provided by (used in) investing activities...........................           65,204           (4,044)
                                                                                  -------------      -----------

Cash flows from financing activities:
 Repayments under capital lease obligations...................................              (30)             (30)
 Note receivable..............................................................                -              500
 Net proceeds from exercise of stock options and warrants.....................            1,523              759
 Repurchase of common stock...................................................             (148)               -
 Repayments under other liabilities...........................................                -             (441)
                                                                                  -------------      -----------
Net cash provided by financing activities.....................................            1,345              788
                                                                                  -------------      -----------

Effect of exchange rate changes on cash and cash equivalents..................                6              (48)
                                                                                  -------------      -----------

Net increase (decrease) in cash and cash equivalents..........................           46,790          (26,736)
Cash and cash equivalents, including restricted cash:
 Beginning of period..........................................................            9,615           48,251
                                                                                  -------------      -----------
 End of period................................................................         $ 56,405         $ 21,515
                                                                                  =============      ===========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest....................................................................         $      1         $     28
  Income taxes................................................................                -                -

         See accompanying notes to consolidated financial statements.

                          RAVISENT TECHNOLOGIES INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to September 30, 2001 and 2000 is unaudited)

     Unaudited Interim Financial Statements

     The interim consolidated financial statements of the Company for the nine months ended September 30, 2001 and 2000 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2000.

1)   Summary of Significant Accounting Policies

     a)  Description of Business (Note 12)

     RAVISENT Technologies Inc. ("the Company"), which changed its name from Divicore Inc. in June 1999 and from Quadrant International, Inc. in May 1999, designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer systems. In March 2001, the Company sold the assets of its consumer electronics business and its Internet appliance business (note 12). The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD), direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and, during 2000, consumer electronics platforms. The Company's customers consist principally of personal computer manufacturers.

     During 2000, the Company's revenues were substantially generated from selling digital video solutions and Internet appliance devices to personal computer, consumer electronics, and Internet appliance original equipment manufacturers. During 1999 and 1998 the Company's revenues were substantially generated from selling hardware-based digital video solutions to personal computer and consumer electronics original equipment manufacturers. The Company changed its strategic focus during 1999 from selling hardware-based digital video solutions to licensing its proprietary technology to provide software-based digital video solutions primarily to personal computer and consumer electronics original equipment manufacturers. In November of 1999, the Company acquired Teknema Inc., which expanded the Company's product offerings to the Internet appliance market. In August 2000, the Company acquired Cinax Designs Inc., which enhanced the Company's digital video product line.

     The Company was incorporated in Pennsylvania in April 1994 and reincorporated in Delaware as RAVISENT Technologies Inc. in 1999.

                          RAVISENT TECHNOLOGIES INC.

     The Company has sustained significant net losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2001, the Company's net income was $19.7 million, which is attributable to gains on the sales of assets of $52 million in March 2001 (note 12) and offset by operating losses of $32.8 million. The Company plans on investing heavily in product development, sales and marketing and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through September 30, 2002. See note 12 for sales of assets.

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

     d)   Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $17,156,000 at September 30, 2001 and approximately $3,799,000 at December 31, 2000.

     e)   Revenue Recognition

     The Company's primary revenue categories consist of software licenses for personal computer ("PC") and consumer electronics ("CE") products, including DVD; Internet appliance ("IA") products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set- top boxes, and integrated circuit boards (note 11). The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). License revenues are recognized in the period in which the license agreement is signed, the fee is fixed or

                          RAVISENT TECHNOLOGIES INC.

determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable. Royalties representing software license fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 45 to 60 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

     For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. The Company has not established VSOE for each of the elements in its multiple element arrangements, as the Company has not offered each element for sale separately. In cases where a license fee is associated with the delivery of multiple elements and VSOE cannot be established for each of the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue.

     Hardware revenues are recognized upon shipment of products to customers. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of manufacturing defect, which is the responsibility of the Company's third party contract manufacturers.

     The Company recognizes services revenues in accordance with the provisions of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized using the percentage-of-completion method, based on the efforts-expanded method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, the Company applies the percentage-of-completion method of contract accounting to the entire arrangement. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

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

                          RAVISENT TECHNOLOGIES INC.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:



--------------------------------------------------------------------------------------------------
                           For the nine months ended September 30, 2001
                               (in thousands, except per share data)
--------------------------------------------------------------------------------------------------
                                              Income             Shares             Per-Share
                                            (Numerator)       (Denominator)           Amount
                                             ---------         -----------
--------------------------------------------------------------------------------------------------
Net income                                     $19,663
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Basic EPS
--------------------------------------------------------------------------------------------------
Income available to
 common stockholders                            19,663             17,983                $1.09
                                                ------             ------                -----
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
--------------------------------------------------------------------------------------------------
Warrants                                             -                218
--------------------------------------------------------------------------------------------------
Outstanding Options                                  -                550
--------------------------------------------------------------------------------------------------
Contingently Issuable Shares                         -                700
                                                     -                ---
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Diluted EPS
--------------------------------------------------------------------------------------------------
Income available to common
 stockholders and assumed conversions          $19,663             19,451                $1.01
                                               -------             ------                -----
--------------------------------------------------------------------------------------------------

     Options to purchase approximately 1.1 million shares of common stock at various exercise prices were outstanding during the nine months ended September 30, 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the

                          RAVISENT TECHNOLOGIES INC.

options were greater than the average market price of the common shares. The options have various expiration dates during the next 10 years.

     Warrants to purchase approximately 0.1 million shares of common stock, net of the warrant issued to American Trading S.A. that was canceled on March 28, 2001, issued at various exercise prices were outstanding during the nine months ended September 30, 2001, but were not included in the calculation of diluted EPS because the corresponding exercise prices were greater than the average market price of the common shares. The warrants have various expiration dates during the next 5 years.

The effects of dilution for the third quarter of 2001 are not considered since the effects of assumed conversion or exercise would have an antidilutive effect on EPS.

     h)   Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial position, results of operations or cash flows because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.
121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

     FASB Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003.

     In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001 (note 1a). SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which is effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definitive useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     Excluding the proposed acquisition of eMation, on the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1.8 million, and unamortized identifiable intangible assets in the amount of approximately $0.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was approximately $5.2 million and $2.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, and because the Company expects that FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements in the Company's financial statements at the date of this filing.

     i)   Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2)  Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                          RAVISENT TECHNOLOGIES INC.

                                                    Three Months Ended            Nine Months Ended
                                                    ------------------            -----------------
                                                        September 30,                September 30,
                                                        -------------                -------------
                                                     2001          2000           2001          2000
                                                     ----          ----           ----          ----
Net income (loss)                                  $(4,122)     $(10,328)       $19,663      $(23,389)
Foreign currency translation adjustment                 26          (31)              6           (48)
Unrealized gain on available for sale investment         -             -            (21)            -
                                                   -------      --------        -------      --------

Comprehensive income (loss)                        $(4,096)     $(10,359)       $19,648      $(23,437)
                                                   =======      ========        =======      ========

3)  Inventories

     Inventories, net consist of the following (in thousands):


                                    September 30,     December 31,
                                         2001             2000
                                    -------------     ------------
Raw materials                           $5,592          $17,369
Products in process                          7              762
Finished products                        2,479            2,752
                                    -------------     ------------
Inventories, net                        $8,078          $20,883
                                    =============     ============


4)  Bank Line of Credit

     The Company has a loan and security agreement with a commercial bank that provides the Company a line of credit in the amount of the lesser of $5 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The line of credit provides for the Company to issue a maximum of $2 million in the form of letters of credit that reduces the amount of available borrowings under the line of credit. The line of credit matured in June 2001, but was extended by the bank until August 2001 and bears interest at the bank's prime rate (6% at September 30, 2001). There was no outstanding balance under the line of credit at September 30, 2001.

5)  Accrued Expenses

     Accrued expenses consist of the following:


                                                 September 30,      December 31,
                                                     2001              2000
                                                 -------------------------------
Payroll and related costs...................        $1,414            $  397

Severance...................................           857                 -

                          RAVISENT TECHNOLOGIES INC.

Accrued Dolby royalties ....................           305               664
Legal and professional fees.................           811               290
Legal settlements...........................         1,277                 -
Warranty....................................           330               361
Other.......................................           342               435
                                                    ------            ------
                                                    $5,336            $2,147
                                                    ======            ======


6)  Loans Receivable-Officers

     In November 2000, the Company entered into an agreement to loan a newly hired officer of the Company $50,000 for the purpose of relocation. In September 2001, the officer's employment was terminated and the remaining balance of the loan of $31,000, including interest of approximately $4,000, was forgiven.

     From September to November 2000, the Company advanced $189,510 to an officer of the Company. In March 2001, the officer accepted employment with STMicroelectronics in connection with the sale of our consumer electronics assets (note 12a). The loan is payable on demand.

     In August and September 2000, the Company entered into agreements to loan an executive officer of the Company $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans are secured by all of the Company's stock held or subsequently acquired by the officer. The loans bear interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. The payment terms of the loans were extended to November 30, 2001. In July 2001, the Company advanced this executive officer of the Company an additional $250,000. As of September 30, 2001 the executive officer is no longer employed with the Company.

     In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was due December 31, 2000. The former officer committed to a payment plan of $5,000 per month and is now in default. The former officer has paid $15,000 and the Company is negotiating to receive full payment.


     In November 1999, the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan was to be repaid in twenty- four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provided for a monthly bonus to the officer in an amount equal to the monthly loan repayment. In connection with the sale of the Internet appliance assets (note 12) in March 2001, the unpaid loan balance of approximately $114,000 was forgiven.

7)  Equity Transactions

    Stock Repurchase Program

     In September 2001, the board of directors approved and the Company commenced a program to repurchase up to $10 million worth of its outstanding shares of common stock in the open market over the next 12 months, at the discretion of management. In September 2001, the Company repurchased 97,800 shares for an aggregate cost of approximately $148,000 including commissions, at an average market price per share of approximately $1.47.

         Options

     In August 2001, the board of directors granted an aggregate of 331,000 stock options to an officer-employee with an exercise price of $0.01 per share. The Company recorded deferred

                          RAVISENT TECHNOLOGIES INC.

compensation of approximately $0.5 million that is being amortized over the vesting period of three years. In the event that the proposed acquisition of eMation (Note 1a) is not completed by February 2002, options for 100,000 shares shall become immediately vested and exercisable. Also in August 2001, the board of directors granted 300,000 stock options to the officer-employee with an exercise price equal to the fair market value on the date of grant. These options vest 25% upon completion of one year of service from the date of grant, with the balance vesting equally over a 36-month period measured from the first anniversary of the vesting commencement date.

     In July 2001 the board of directors granted 380,000 stock options to employees with an exercise price of $0.01 per share. The Company recorded deferred compensation of approximately $0.8 million that is being amortized on a pro rata basis over the vesting period of 12 months. Also in July 2001, the board of directors granted 162,500 stock options to employees with an exercise price equal to the fair market value on the date of grant, that are fully vested upon the completion of one year of service from the date of grant.

Warrants

     In June 2000, the Company entered into a one-year distribution rights agreement (the "Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 9). On March 28, 2001, the warrant had an estimated fair value of approximately $435,000, which was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.21%, volatility factor of 96%, no dividend factor and a remaining life of 1.25 years.

8)  Note Receivable

     Pursuant to a Secured Promissory Note and Agreement dated July 26, 2001, the Company agreed to advance eMation Ltd. (Note 1a) a bridge loan (the "Loan") of up to an aggregate of $2.5 million for the purpose of financing operating expenses incurred in the normal course of business. In October 2001, the Company and eMation amended the Secured Promissory Note and Agreement to lend up to an aggregate of $5 million. The Loan contains various terms and conditions including an interest rate of three-month LIBOR plus 2.5% (5.097% as of September 30, 2001). The principal balance of the loan including interest is payable if the Share Purchase Agreement ("SPA") between Ravisent, eMation and certain shareholders of eMation is terminated, for certain conditions specified as defined in the SPA, on various dates ranging from thirteen to fifty months from the date of termination. In the event that the eMation acquisition is not consummated, the principal and interest are due and payable on the earliest date on which any principal amounts owed by eMation to Bank Leumi become due and payable. As of September 30, 2001, $2.5 million had been advanced to eMation under the loan.

9)  Commitments and Contingencies

     On or about August 10, 2000, Corum Group, Ltd. filed an action against RAVISENT and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser

                          RAVISENT TECHNOLOGIES INC.

for Cinax. The Company acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of the Company's common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleged that it introduced RAVISENT to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of approximately 53,500 shares of our common stock and non-voting, no-par exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, the parties entered into a settlement and release agreement whereby the Company paid cash of $110,000 and issued 140,000 shares of RAVISENT common stock to Corum totaling approximately $0.3 million in full settlement of the matter and the action has been dismissed. The amount of the settlement was accrued in full as of March 31, 2001 and all of the shares that were placed in escrow to indemnify the Company for this liability were returned to the Company in September 2001.

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

     In April 2001, a third party who licensed software to the Company filed a lawsuit against the Company in California. The dispute arose out of a contract whereby the Company licensed software from the third party for use with the eSurfer browser bundled with the Company's Internet set-top box assets sold to Phoenix Technologies in March 2001 (note 12). The third party claimed that there were fees due and owing under the contract. The Company and the third party entered into a confidential settlement agreement in July 2001 and the case has been dismissed. The amount of the settlement was fully accrued as of June 30, 2001.

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

     Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provides for the immediate termination of the Agreement, including the right for RAVISENT to terminate the warrant and a royalty-free right in 2001 for Ravisent to use the mark "WWWTV," which RAVISENT will own after December 31, 2001. In addition, in January 2001 the Company paid approximately $1.2 million to ATSA in exchange for the settlement and release and is required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 7) is included in other selling and marketing expenses in the consolidated statement of operations for the nine months ended September 30, 2001.

     From time to time, the Company has received, and expects to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations, or cash flows.

10) Segment Information

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

    The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The net loss from operations for all periods presented is derived primarily from the company's North American operations, which generates revenues from the following geographic regions (in thousands):

                                         Three Months Ended September 30,
                                         --------------------------------
Country/ Geographic Region                      2001            2000
--------------------------               --------------------------------

North America:
     United States                                 $ 247          $2,837
     Canada                                          276             420
                                         ---------------    ------------
          Total - North America                      523           3,257
                                         ---------------    ------------

Europe:
     Italy                                             -             288
     Germany                                         220             197
     France                                            -              30
     Turkey                                            -             169
     Other                                            58              12
                                         ---------------    ------------
          Total - Europe                             278             696
                                         ---------------    ------------

                          RAVISENT TECHNOLOGIES INC.

Asia-Pacific:
     Taiwan                                           30               275
     Japan                                            10                 -
                                           -------------      ------------
          Total - Asia-Pacific                        40               275
                                           -------------      ------------


Total                                              $ 841            $4,228
                                           =============      ============




                                           Nine Months Ended September 30,
                                           -------------------------------
Country/ Geographic Region                      2001            2000
--------------------------                 --------------     -----------

North America:
     United States                                 $2,314         $ 6,646
     Canada                                         1,366           1,795
                                           --------------     -----------
          Total - North America                     3,680           8,441
                                           --------------     -----------

Europe:
     Italy                                              -           2,023
     Germany                                          368             427
     France                                            21              34
     Turkey                                             6             169
     Other                                             80              31
                                           --------------     -----------
          Total - Europe                              475           2,684
                                           --------------     -----------

Asia-Pacific:
     Taiwan                                            30           2,895
     Japan                                            263             375
     Korea                                              2               -
                                           --------------     -----------
          Total - Asia-Pacific                        295           3,270
                                           --------------     -----------

South America - Other                                   1             389
                                           --------------     -----------



Total                                              $4,451         $14,784
                                           ==============     ===========
11)  Segment Reporting

                          RAVISENT TECHNOLOGIES INC.

     Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the nine months ended September 30, 2001 the Company had three reportable segments: personal computer ("PC"), consumer electronics ("CE") and Internet appliance ("IA") (note 12).

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

     CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in consumer electronics devices. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing consumer electronics platforms (note 12).

     IA: The Company's Internet technology segment was involved in the development of products for the emerging market in information appliances. The segment sold Internet appliance hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This segment provided the Company with a number of Internet-related products, including an efficient web browser, and several Internet appliance reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone (note 12).

     The Company evaluates operating segment performance based on revenue and gross profit. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments.

                                                Three Months Ended September 30,
                                                     2001            2000
                                                 -----------    --------------
                                                         (In thousands)
    Revenue:
      PC....................................          $ 605             $2,669
      CE....................................              -                306
      IA....................................            236              1,253
                                                      -----             ------

   Total...................................          $ 841             $4,228
                                                      -----             ------
    Gross profit:
      PC....................................          $ 322             $1,973
      CE....................................              -                264
      IA....................................              9                728
                                                      -----             ------
    Total...................................          $ 331             $2,965
                                                      =====             ======

                          RAVISENT TECHNOLOGIES INC.

                                                                         Nine Months Ended September 30,
                                                                               2001                2000
                                                                                   (In thousands)
    Revenue:
      PC...........................................................              $3,693         $ 8,173
      CE...........................................................                 421             426
      IA...........................................................                 337           6,185
                                                                                 ------         -------
    Total..........................................................              $4,451         $14,784
                                                                                 ======         =======

    Gross profit:
      PC...........................................................              $2,400         $ 5,630
      CE...........................................................                 327             347
      IA (excludes inventory charge of $13,420 in 2001)............                  24          1,560
                                                                                 ------         -------
         Total (excludes inventory charge of $13,420 in 2001)......              $2,751         $ 7,537
                                                                                 ======         =======


12)  Sales of Assets

     a)  Sale of Consumer Electronics Assets

     On March 1, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its consumer electronics business to STMicroelectronics N.V. ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the consumer electronics business. In connection with the sale, the Company and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to the Company's former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of the Company entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for a period of 18 months for indemnification purposes and is included in other assets in the consolidated balance sheet as of September 30, 2001. In connection with the asset sale, the Company and certain of its subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of its technology used in its Internet appliance products (note 12b) and personal computer products.

     The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):


Sale price..................................................         $55,602
Accounts receivable acquired................................            (261)
Accrued expenses assumed....................................             137
Net book value of deferred stock compensation...............            (498)
Net book value of furniture and equipment sold..............          (2,036)
Net book value of goodwill and intangibles..................            (968)
Other assets................................................             (18)
Employee transition and inducement costs....................          (2,956)

                          RAVISENT TECHNOLOGIES INC.

Professional and legal fees.................................          (1,487)
                                                                     -------
Gain on sale of consumer electronics assets.................         $47,515
                                                                     =======


b)  Sale of Internet Appliance Assets

     On March 23, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its Internet appliance business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the Internet appliance business. Certain employees of the Company entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million is being held by a third party in escrow for a period of 12 months for indemnification purposes and is included in restricted cash in the consolidated balance sheet as of September 30, 2001.

     The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):


Sale Price.............................................             $ 18,000
Prepaid expenses.......................................                 (954)

Net book value of deferred stock compensation..........                 (121)
Net book value of furniture and equipment sold.........                 (466)
Net book value of goodwill and intangibles.............              (10,586)
License fee                                                             (250)
Employee transition and inducement costs...............                 (763)
Professional and legal fees incurred...................                 (338)

                                                                    --------

Gain on sale of Internet appliance assets..............             $  4,522
                                                                    ========

    c)    Pro Forma Financial Information

     The following unaudited pro forma financial information presents the results of operations of the Company as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses and amortization of goodwill. The unaudited pro forma financial information for the nine months ended September 30, 2001 (in thousands except per share data) does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001.

                          RAVISENT TECHNOLOGIES INC.

                                                                 Nine Months Ended September 30, 2001
                                                                 (In thousands, except per share data)
                                                                                                              Ravisent
                                                             Adjustments     Pro Forma-     Adjustments      Pro Forma-
                                               Ravisent       to record      Subsequent      to record       subsequent
                                              Historical      sale of CE     to sale of      sale of IA    to sales of CE
                                              (unaudited)       assets        CE assets        Assets       and IA assets
                                             ------------   -------------   ------------   -------------   --------------
Revenues:
  License Fees..............................    $   3,607         $   (14)      $  3,593         $     -         $  3,593
  Service Fees..............................          407            (407)             -               -                -
  Hardware..................................          437               -            437             (26)             411
                                                ---------         -------       --------         -------         --------
Total revenues..............................        4,451            (421)         4,030             (26)           4,004
                                                ---------         -------       --------         -------         --------
Cost of revenues:
  License Fees..............................        1,162               -          1,162               -            1,162
  Service Fees..............................           94             (94)             -               -                -
  Hardware..................................          444               -            444             (28)             416
  Inventory Charge..........................       13,420               -         13,420               -           13,420
                                                ---------         -------       --------         -------         --------
Total cost of revenues......................       15,120             (94)        15,026             (28)          14,998
                                                ---------         -------       --------         -------         --------
Gross profit................................      (10,669)           (327)       (10,996)              2          (10,994)

Research and development
  Non-cash compensation.....................        2,082             (45)         2,037              (4)           2,033
  Other research and development expense....        4,490            (693)         3,797            (775)           3,022
Sales and marketing
  Non-cash compensation ....................           87              (6)            81             (44)              37
  Other selling and marketing expense.......        5,409            (349)         5,060          (1,768)           3,292
General and administrative
  Non-cash compensation.....................          387              (4)           383               -              383
  Other general and administrative expense..        6,497            (293)         6,204            (145)           6,059
  Provision for doubtful accounts...........          784            (126)           658               -              658
Depreciation and amortization...............        2,413            (216)         2,197          (1,070)           1,127
                                                ---------         -------       --------         -------         --------

     Operating income (loss)................    $ (32,818)        $ 1,405        (31,413)          3,808          (27,605)
                                                =========         =======       ========         =======         ========

Basic operating income (loss) per weighted
average common share outstanding............    $   (1.83)        $   .08       $  (1.75)        $   .21         $  (1.54)
                                                =========         =======       ========         =======         ========

Diluted operating income (loss) per
weighted average common share
outstanding.................................    $  $(1.83)        $   .07       $  (1.75)        $   .20         $  (1.54)
                                                =========         =======       ========         =======         ========

Weighted average number of common shares
outstanding used in calculation of basic
operating income (loss) per share ..........       17,982          17,982         17,982          17,982           17,982
                                                =========         =======       ========         =======         ========

Weighted average number of common shares
outstanding used in calculation of diluted
operating income (loss) per share ..........       17,982          19,451         17,982          19,451           17,982
                                                =========         =======       ========         =======         ========

                          RAVISENT TECHNOLOGIES INC.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of RAVISENT should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors, as discussed below, see "Risk Factors," and in our Annual Report on Form 10K filed on April 2, 2001, include, but are not limited to, the competitive environment in the personal computer industry in general and our specific market areas; changes in prevailing interest rates and the availability of financing to fund the anticipated growth of our business; inflation; changes in costs of goods and services; our inability to protect our intellectual property; economic conditions in general and in our specific market areas; demographic changes; changes in or failure to comply with foreign, federal, state and/or local government regulations; claims for damages asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Overview and Recent Events

     On June 28, 2001, we announced that we signed an agreement to acquire all of the issued share capital of eMation Ltd. Under the terms of the share purchase agreement, we have offered to acquire from eMation's shareholders all of the issued and outstanding shares of eMation for up to 8 million shares of RAVISENT common stock and the assumption of $5 million in debt. We have also agreed to issue an additional 1.55 million shares of RAVISENT common stock upon the exercise of eMation stock options to be assumed by us in the eMation acquisition. In addition, we have agreed to provide up to $5.0 million of interim financing to eMation to fund operating expenses until closing. The eMation acquisition is subject to customary closing conditions, including regulatory and RAVISENT stockholder approval and is currently expected to close during the fourth quarter of 2001.

     Prior to March 1, 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in personal computer systems, consumer electronics devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In

                          RAVISENT TECHNOLOGIES INC.

addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer(TM)--a thin customizable browser designed specifically for Internet appliances.

     Effective as of March 1, 2001, pursuant to an asset acquisition agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our consumer electronics business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, "STMicroelectronics"). The assets sold and licensed include contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the consumer electronics business. In addition, approximately 76 of our employees, most of whom were associated with our consumer electronics business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for indemnification purposes. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our Internet appliance products and our personal computer products. In addition, we agreed not to compete in significant aspects of the consumer electronics market until March 1, 2006. Revenues and gross margin for the consumer electronics business totaled approximately $0.4 million, or 9% of total revenues, and $0.3 million, or 12% of total gross profit, excluding inventory charges, respectively, for the nine months ended September 30, 2001. There were no revenues or gross margin for the consumer electronics business for the three months ended September 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

     Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets related to our Internet appliance business to Phoenix Technologies Ltd., a Delaware corporation, for $18.0 million in cash consideration, of which $1.8 million is being held in escrow by a third party for indemnification purposes until March 2002. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the Internet appliance business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the Internet appliance market. In addition, in connection with this asset sale, 13 of our employees associated with the Internet appliance business accepted employment with Phoenix Technologies. With the exception of the expected sales in 2001 of inventory not included in the transaction, we expect only nominal sales attributable to our Internet appliance business in 2001.

     For the nine months ended September 30, 2001, revenues and gross profit from our Internet appliance product line were approximately $337,000 and $24,000 respectively, and represented 8% of the total revenues and 1% of total gross profit, excluding inventory charges. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

                          RAVISENT TECHNOLOGIES INC.

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

     We license technology from Dolby Laboratories ("Dolby") for the audio format that is used in all of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater-quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. Currently, the furthest expiration date of a United States patent is January 17,2006. In addition, we license encryption and decryption software technology from the Copy Control Association (CCA), which must also be included in any DVD products we ship. The license for the encryption and decryption technology may be terminated at any time. We may not be able to renew either license. If we failed to renew these licenses, we would not be able to ship products for the DVD market, and we would accordingly lose a substantial portion of our revenues. In addition, we license encryption and decryption software technology from DVD Copy Control Association, Inc. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. We have a royalty-free license from DVD Copy Control Association, Inc.

     As of September 30, 2001 our net inventories totaled $8.1 million and decreased approximately $12.8 million from the balance at December 31, 2000. The decrease is primarily due to increased reserves of approximately $10.2 million for components, and approximately $3.2 million for Internet set-top boxes. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturer's warranties. In addition, we received additional credits from a component supplier of $0.6 million and from a contract manufacturer of approximately $0.6 million. The decreases are offset by increases attributable to purchases of approximately 25,000 Internet set-top boxes, related to our recently sold Internet appliance group, totaling approximately $2.6 million. We placed orders with our contract manufacturers for these products during the third and fourth quarters of 2000 in expectation of significant orders under a distribution rights agreement with a customer in South America. Due to the parties' differing interpretations of the terms of the distribution rights agreement, in January 2001 the parties entered into a settlement and release agreement, terminating the distribution rights agreement. Because of current market conditions, we have reserved approximately $1.5 million for these units. While our current product offerings have changed as a result of the sale of the Internet appliance business, we continue to pursue existing customer relationships and sales channels, which require raw materials and finished goods relating to the manufacture of Internet appliance devices, for the sale of this inventory. In addition, we are working with several overseas finished goods distributors and parts brokers for the sale of this inventory. Presently, we believe that we can sell the inventory in the normal course of business and we are continually assessing the market for these products. When sold, we expect minimal gross margin on the sale of our component and finished goods inventories. However, to the extent that we are unsuccessful at selling the inventory through the sales channels discussed above, we may have to explore alternative sales channels, which may not be on terms that will enable us to recover the carrying value of the inventory.

     During the nine months ended September 30, 2001 and following the asset sales in March 2001, our customers consisted primarily of personal computer and computer graphics chip and board

                          RAVISENT TECHNOLOGIES INC.

manufacturers and distributors. Approximately $3.6 million or 81% of our revenues for the nine months ended September 30, 2001 were from licensing our software solutions. These revenues were derived from sales of our Software CineMaster products. However, the mix between license, services, and hardware revenues may vary dependeing upon future sales of our current inventories. During the remainder of 2001, hardware revenues are expected to increase as we sell our current component and finished goods inventories. However, we expect to generate minimal gross profit from these sales due to the current market conditions for these inventories.

     License revenues consist of fees paid on a per unit basis, each time a manufacturer ships a product that incorporates our software solutions, or may consist of flat fee arrangements, bulk license purchases, or license grants. Services revenues now consist of engineering fees from personal computer, peripheral and semiconductor manufacturers for custom engineering services. During the first quarter 2001, we earned services revenues from consumer electronics manufacturers for custom engineering. However, in March 2001 we disposed of both this product line and our Internet appliance product line pursuant to the March 2001 asset sales to STMicroelectronics and Phoenix Technologies. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our license agreements generally have a term of one year or less and typically require payment within 30 days after the end of the month or calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the fee is fixed or determinable, the technology is delivered and accepted and collectibility is probable.

     The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenues. In cases where a fixed or lump-sum license fee is associated with the delivery of multiple elements and vendor-specific objective evidence of fair value cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of vendorspecific objective evidence of fair value or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the fixed or lump sum license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from customers in excess of revenues recognized are recorded as deferred revenues. Services revenues are recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

     A substantial portion of our license revenues come from a small number of customers. In the nine months ending September 30, 2001, three customers Matrox Graphics, Gateway, Inc. and another customer, accounted for 20%, 11% and 28%, respectively, of our total revenues and 9%, 8% and 45%, respectively, of our total gross profit, excluding inventory charges of $13.4 million. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenues from these customers, would immediately harm our business.

     In the nine-month period ending September 30, 2001, we derived approximately 90% of our license revenues from sales of our CineMaster products. We expect that license revenues from

                          RAVISENT TECHNOLOGIES INC.

our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

     Our agreements with our customers are typically of limited duration and do not contain minimum purchase commitments or are terminable with little or no notice. Rather than long-term contracts, we typically enter into licensing agreements with one-year terms or less that may automatically renew each subsequent period unless either party receives a written cancellation. As a result, many of our customers could elect not to renew these agreements and we could have little warning of this election. Also, since our agreements with our customers do not include minimum purchase requirements, the demand for our products is unpredictable. As a result of competition or fluctuations in demand, we could be required to reach an accommodation with our customers with respect to contractual provisions such as price or delivery time in order to obtain additional business and maintain our customer relationships. Any termination, decrease in orders or election not to renew a contract by our principal customers would harm our business.

     In April 1998, we acquired Viona, a German engineering services company. Prior to the acquisition, we had contracted with Viona to co-develop its products and a significant portion of its software and systems architecture. Through our relationship with Viona we quickly realized the strategic importance the work Viona had done with us, in the digital video space, and determined that our future competitive position would largely depend on our ability to not only continue to develop new and enhanced digital media products, but to have exclusive ownership of the products being developed by Viona also. The purchase price was approximately $11.4 million and the acquisition was recorded under the purchase method of accounting. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid in 1999, and $1.4 million during each of the next three fiscal years, we issued 1,204,820 shares of our common stock valued at $4.8 million and incurred transaction costs of $0.8 million. The results of operations of Viona have been included in our operating results since the date of acquisition. In connection with the acquisition, we expensed $7.9 million of the purchase price as acquired in-process research and development. The remaining portion of the purchase price was attributable to acquired assets, which were primarily fixed assets and accounts receivable, recorded at fair market value, in the amount of $0.5 million and intangible assets totaling $3.5 million, less liabilities acquired of $0.6 million. The intangible assets consisted of goodwill valued at $3.5 million and workforce in place valued at $0.04 million. We sold most of assets, including the intellectual property used in the consumer electronics business, that we acquired from Viona in the sale of our consumer electronics business to STMicroelectronics in March 2001. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona of approximately $1.0 million, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment of approximately $0.2 million has been included in the net gain on sale of assets.

     Recognizing the potential growth in the Internet appliance market, we acquired Teknema in November 1999. This acquisition gave us an immediate presence and allowed us to compete in the emerging market for Internet appliances. Teknema designed, developed and marketed information appliances, including software and hardware, which enabled easy access to the

                          RAVISENT TECHNOLOGIES INC.

Internet. We acquired Teknema for approximately $14.9 million, consisting of $2.5 million in cash, 266,169 shares of our common stock and options to acquire 537,582 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition we loaned Teknema $1.0 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.8 million of the purchase price as acquired in-process research and development. We sold all of the intellectual property that we acquired from Teknema in connection with the sale of our Internet appliance business to Phoenix Technologies in March 2001, as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema of approximately $10.6 million, which was being amortized over its estimated useful life of four years, has been included in the net gain on sale of assets.

     As part of our ongoing strategy to add to our digital video and audio products portfolio in the PC business we acquired Cinax Designs Inc. ("Cinax") in August 2000. The acquisition of Cinax provided us, among other products, with WinVCR, a product which allows users to record any video and audio source onto their PC hard drive in real time. In addition, the Cinax acquisition brought with it a skilled set of developers, which we believed would allow us to accelerate the delivery of new products that leverage our core competencies. We acquired all of the outstanding capital stock of Cinax for approximately $3.5 million in cash and an aggregate of 825,000 shares of RAVISENT common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis, into shares of RAVISENT common stock. The approximate value of the stock consideration on the date of acquisition was $3.7 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.4 million of the purchase price as acquired in-process research and development. Goodwill and other intangible assets of $3.2 million were recorded and are being amortized on a straight-line basis over a period of four years. We have retained this intellectual property and have not transferred or sold it as a result of the STMicroelectronics or Phoenix Technologies transactions.

     For the nine months ended September 30, 2001, our operating expenses decreased by approximately $10.4 million as compared to the nine months ended September 30, 2000. The decrease is a result of the asset sales to STMicroelectronics and Phoenix Technologies described above, a reduction of approximately $4.0 million in marketing and amortization expense incurred for our American Trading S.A. agreement and a reduction of in-process research and development expense of $1.4 million for our Cinax acquisition. For the nine months ended September 30, 2001 the total decreases in operating expenses were offset by the settlement of the American Trading S.A. distribution agreement, the immediate recognition of prepaid and deferred compensation expense from the Cinax acquisition, amortization of goodwill recorded as part of the acquisition of Cinax and the pursuit of strategic initiatives.


Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

     The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                          RAVISENT TECHNOLOGIES INC.

             Unaudited Consolidated Statements of Operations Data
                                (In thousands)


                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                               2001                         2000
                                                               ----                         ----
                                                                  Percentage                   Percentage
                                                      Amount      of Revenue      Amount       of Revenue
Revenues:
   License fees                                       $   571            68%     $  3,318              79%
   Service fees                                             -             -           435              10
   Hardware                                               270            32           475              11
                                                      -------          ----      --------          ------
     Total revenues                                       841           100         4,228             100
                                                      -------          ----      --------          ------

Cost of revenues:
   License fees                                           207            25           676              16
   Service fees                                             -             -           110               3
   Hardware                                               303            36           477              11
                                                      -------          ----      --------          ------
     Total cost of revenues                               510            61         1,263              30
                                                      -------          ----      --------          ------

Gross profit                                              331            39         2,965              70

Research and development
    Non-cash compensation                                 228            27            95               2
    Other research and development expense              1,084           129         2,686              64
Sales and marketing
    Non-cash compensation                                  18             2         1,525              36
    Other selling and marketing expense                 1,075           128         4,298             102
General and administrative
    Non-cash compensation                                 275            33            71               2
    Other general and administrative expense            2,620           312         2,086              49
    Provision for doubtful accounts                         -             -            96               2
Depreciation and amortization                             358            42         1,489              35
Acquired in-process research and development                -             -         1,373              32
                                                      -------          ----      --------          ------

Operating loss                                         (5,327)         (634)      (10,754)           (254)

Interest (income) expense, net and other
(income)                                                 (520)          (62)         (433)            (10)
                                                      -------          ----      --------          ------

Loss before income taxes                               (4,807)         (572)      (10,321)           (244)

Provision for income taxes (benefit)                     (685)          (82)            7               -
                                                      -------          ----      --------          ------

Net loss                                              $(4,122)         (490)%    $(10,328)           (244)%
                                                      =======         =====      ========            ====


Revenues. Total revenues decreased 80% from $4.2 million for the three months ended September 30, 2000 to $0.8 million for the three months ended September 30, 2001. License revenues

                          RAVISENT TECHNOLOGIES INC.

decreased 83% from $3.3 million to $0.6 million for the three months ended September 30, 2001, due to a decline in Internet appliance revenues of approximately $0.7 million, continued weakness in the PC industry and increased competition resulting in lower per unit selling prices in the PC DVD market, totaling approximately $2.0 million. As a result of increased competition in the PC market, we lost two PC OEM manufacturing customers, which accounted for approximately $1.6 million, or 39%, of our total revenues and 49% of our license revenues, in the three months ended September 30, 2000. Also as a result of increased competition, we lost a PC peripheral customer, which accounted for approximately $0.4 million, or 11% of our total revenues and 14% of license revenues, in the three months ended September 30, 2000. These decreases were partially offset by modest increases in other customer arrangements. Due to the termination of a contract with an Internet appliance chip manufacturer and an Internet appliance OEM customer, license revenues decreased by approximately $0.7 million for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. Services revenues decreased 100% from $0.4 million for the three months ended September 30, 2000 to zero for the three months ended September 30, 2001 due to the sale of our consumer electronics and Internet appliance assets.

     Hardware revenues decreased 43% from $0.5 million for the three months ended September 30, 2000 to $0.3 million for the three months ended September 30, 2001. The decrease was attributable to decreased Internet appliance units sold in the third quarter of 2001 and the sale of the assets of our Internet appliance business in March 2001.

     Our revenues are derived from a small number of customers. In the three months ended September 30, 2001, three customers, Matrox Graphics, Inc., Gateway, Inc. and IPC Archtec accounted for 18%, 21% and 21%, respectively, of our total revenues. We expect that a significant portion of our revenues will continue to be concentrated among a relatively small number of customers for the foreseeable future. Revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which our licensees sell RAVISENT-enabled products to end users in any given period.

     We sell our products primarily to personal computer and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the three months ended September 30, 2001 companies based in North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas and contract manufacturers based in Asia.

Cost of Revenues. Cost of revenues consist primarily of license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology, hardware components sold to manufacturing firms, and costs associated with the delivery of our products. Cost of revenues decreased
60% from approximately $1.3 million for the three months ended September 30, 2000 to $0.5 million for the three months ended September 30, 2001. The decrease in cost of revenues associated with license revenues of $0.5 million corresponds to the decrease in license revenues partially offset by increased Dolby Digital fees as a result of lower unit volumes.

Gross Profit. Gross profit decreased from $3.0 million for the three months ended September 30, 2000 to $0.3 million for the three months ended September 30, 2001. For the three months ended September 30, 2001, 68% of our total revenues were derived from license revenues, and there were no services revenues, in comparison to 79% and 10%, respectively, for the comparable three months in 2000. The gross profit percentage for license revenues and services revenues is much higher than that from hardware sales. Due to the

                          RAVISENT TECHNOLOGIES INC.

decreases in license and services revenues, gross profit decreased from 70% to 39% as a percentage of total revenues. Additionally, increases in Dolby digital fees, as previously described, and decreases in overall service and license revenues also contributed to the decrease both in absolute dollars and as a percentage of revenues for the quarter ended September 30, 2001.

Other Research and Development Expenses. Research and development expenses consist of staff and staff related costs, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 60%, from $2.7 million for the quarter ended September 30, 2000, to $1.1 million for the quarter ended September 30, 2001. As a percentage of total revenues, research and development expenses increased from 64% to 129%. The increase in research and development expenses as a percentage of revenues resulted from lower revenues. The decrease in research and development expenses in absolute dollars resulted from the elimination of the consumer electronics and Internet appliance development teams in the first quarter of 2001, which contributed approximately $0.7 million and $0.8 million respectively to the decrease. While we expect research and development expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, we expect research and development expenses to decrease overall in 2001 compared to 2000 as a result of the sales of the assets of our consumer electronics and Internet appliance businesses in March 2001.

Non-cash research and development expense. Non-cash expense relates to both compensation related to stock options and acquisition-related stock compensation. Non-cash research and development expense increased 140% from $0.1 million for the quarter ended September 30, 2000 to $0.2 million for the quarter ended September 30, 2001. The increase over the prior year is due to the immediate recognition of the balance of deferred compensation of approximately $0.1 million recorded in connection with the acquisition of Cinax as a result of the resolution of the contingencies associated with a portion of the consideration previously held in escrow.

Other Sales and Marketing Expenses. Other sales and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses decreased 75% from $4.3 million for the quarter ended September 30, 2000 to $1.1 million for the quarter ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses increased from 102% to 128%. The increase in sales and marketing expenses as a percentage of total revenues resulted from our lower quarterly revenue. The $3.2 million decrease was due to a reduction of $2.5 million in advertising costs associated with our American Trading S.A. distribution rights agreement and a decrease of approximately $0.7 million in sales and marketing expenses resulting from the sale of our Internet appliance assets. While we expect sales and marketing expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, we expect sales and marketing expenses to decrease overall in 2001 compared to 2000 due to the sales of the assets of our consumer electronics and Internet appliance assets in March 2001.

Non-cash sales and marketing expense. Non-cash sales and marketing expense relates to compensation related to stock options. Non-cash sales and marketing expense decreased by $1.5 million for the quarter ended September 30, 2001. The decrease relates to the amortization of a warrant issued in connection with the American Trading S.A. agreement in June 2000. The warrant was canceled in the first quarter of 2001.

Other General and Administrative Expenses. General and administrative expenses include personnel and support costs for our finance, human resources, information systems and other management departments. General and administrative expenses increased 26% from $2.1 million for the quarter ended September 30, 2000 to $2.6 million for the quarter ended September 30, 2001. As a percentage of total revenues, general and administrative expenses increased from 49% to 312%. The increase in general and administrative expenses as a percentage of total revenues resulted from our lower quarterly revenues.

                          RAVISENT TECHNOLOGIES INC.

The $0.5 million increase was due to $0.6 million of severance expense recorded during the quarter as well as to increases in an employee retention plan and recruitment expenses of $0.3 and $0.2 million, respectively, offset by decreases in rent, professional fees and other administrative expenses of approximately $0.6 million. While we expect general and administrative expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001,overall we expect general and administrative expenses to decrease in 2001 compared to 2000 due to the sales of the assets of our consumer electronics and Internet appliance businesses in March 2001.

Non-cash general and administrative expense. Non-cash general and administrative expense relates primarily to amortization of compensation related to stock options. Non-cash general and administrative expense increased 287% from $ 0.1 million for the quarter ended September 30, 2000 to option $0.3 million for the quarter ended September 30, 2001. The increase relates to stock options granted in June 2001 at less than fair market value and is being amortized over the vesting period of twelve months.

Provision for Doubtful Accounts. The provisions for doubtful accounts represent management's best estimate of the doubtful accounts for each period. The provision decreased $0.1 million for the three months ended September
30, 2001.

Depreciation and Amortization. We recorded depreciation and amortization expense of $0.4 million for the quarter ended September 30, 2001, compared to $1.5 million for the quarter ended September 30, 2000. The decrease is attributable to the reduction of goodwill associated with Viona, the assets of which were sold on March 1, 2001 in connection with the sale of our consumer electronics assets and Teknema, the assets of which were sold on March 23, 2001 in connection with the sale of our Internet appliance assets.

Interest (Income) and Expense, Net. Net interest income increased by $0.1 million, or 20%, for the three months ended September 30, 2001 compared to the comparable period in 2000. The increase is the result of greater average cash on hand for the three-month period in 2001 derived from the sale of our consumer electronics and Internet appliance assets.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                          RAVISENT Technologies Inc.
             Unaudited Consolidated Statements of Operations Data
                                (In thousands)



                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                             2001                     2000
                                                             -----                    ----
                                                                  Percentage     Amount       Percentage
                                                     Amount       of Revenue                  of Revenue
Revenues:
   License Fees                                      $  3,607            81%    $    9,272           63%
   Service Fees                                           407             9            701            5

                          RAVISENT TECHNOLOGIES INC.

   Hardware                                               437            10          4,811              32
                                                     --------         -----     ----------           -----
     Total revenues                                     4,451           100         14,784             100
                                                     --------         -----     ----------           -----

Cost of revenues:
   License fees                                         1,162            26          2,425              16
   Service fees                                            94             2            410               3
   Hardware                                               444            10          4,412              30
   Inventory charge                                    13,420           302              -               -
                                                     --------         -----     ----------           -----
     Total cost of revenues                            15,120           340          7,247              49
                                                     --------         -----     ----------           -----

Gross profit                                          (10,669)         (240)         7,537              51

Research and development
    Non-cash compensation                               2,082            47            257               2
    Other research and development expense              4,490           101          7,799              53
Sales and marketing
    Non-cash compensation                                  87             2          2,027              14
    Other selling and marketing expense                 5,409           122          8,836              60
General and administrative
    Non-cash compensation                                 387             8            167               1
    Other general and administrative expense            6,497           146          7,654              52
    Provision for doubtful accounts                       784            17            186               1
Depreciation and amortization                           2,413            54          4,230              28
Acquired in-process research and development                -             -          1,373               9
                                                     --------         -----     ----------           -----

Operating loss                                        (32,818)         (737)       (24,992)           (169)

Gains on sales of assets                               52,037         1,169              -               -
Interest (income) expense, net and other
(income)                                               (1,567)          (35)        (1,647)            (11)
                                                     --------         -----                          -----

Income (loss) before income taxes                      20,786           467        (23,345)           (158)

Provision for income taxes                              1,123            25             44               -
                                                     --------         -----     ----------           -----

Net income (loss)                                    $ 19,663           442%    $  (23,389)           (158)%
                                                     ========         =====     ==========            ====

Revenues. Total revenues decreased 70% from $14.8 million for the nine months ended September 30, 2000 to $4.5 million for the nine months ended September 30, 2001. License revenues decreased 61% from $9.3 million to $3.6 million for the nine months ended September 30, 2001, as a result of a decline in Internet appliance revenues of approximately $1.0 million, continued weakness in the PC industry and increased competition resulting in lower per unit selling prices in the PC DVD market, totaling approximately $4.7 million. As a result of increased competition, we lost a PC-peripherals manufacturing customer, which accounted for approximately $2.1 million, or 14%, of our total revenues and 23% of our license revenues, in the nine months ended September 30, 2000. In addition, as a result of increased competition, we lost two PC OEM customers, which accounted for the loss of approximately $2.8 million in revenues, or 19% of our total revenues and 30% of license revenues, in the nine months ended September 30, 2000. Also contributing to the decline in license revenues were declines in the revenues of three PC OEM customers

                          RAVISENT TECHNOLOGIES INC.

of approximately $1.0 million, which was partially offset by a one-time license grant for $1.3 million to a new OEM customer. To the degree these types of arrangements cannot be made with our customers in the future, license revenues may decrease. Due to the termination of a contract with an Internet appliance chip manufacturer and an Internet appliance OEM customer, license revenues decreased by approximately $1.0 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. Services revenues decreased 42% from $0.7 million to $0.4 million in the nine months ended September 30, 2001 due to the sale of our consumer electronics and Internet appliance assets.

  Hardware revenues decreased 91% from $4.8 million for the nine months ended September 30, 2000 to $0.4 million for the nine months ended September 30, 2001. The decrease was primarily attributable to decreased Internet appliance units sold in the third quarter of 2001 and the sale of the assets of our Internet appliance business in March 2001. To the degree our current inventories are sold in the future, we expect minimal gross profit from these sales.

  Our revenues are derived from a small number of customers. In the nine months ended September 30, 2001, three customers, Matrox Graphics, Inc., Gateway, Inc. and another customer accounted for 20%, 11% and 28%, respectively, of our total revenues. We expect that a significant portion of our revenues will continue to be concentrated among a relatively small number of customers for the foreseeable future. Revenues from particular customers may vary widely from period to period depending on the addition of new contracts and the volumes and prices at which our licensees sell RAVISENT-enabled products to end users in any given period.

  We sell our products primarily to personal computer and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the nine months ended September 30, 2001 companies based in North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas and contract manufacturers based in Asia.

Cost of Revenues. Cost of revenues consist of license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology, hardware components sold to manufacturing firms, and costs associated with the delivery of Software CineMaster. Cost of revenues increased 109% from approximately $7.2 million for the nine months ended September 30, 2000 to $15.1 million for the nine months ended September 30, 2001, due principally to a charge for inventory reserves of approximately $13.4 million recorded for the nine months ended September 30, 2001. Reserves of approximately $10.2 million were recorded for components, and approximately $3.2 million for Internet set-top boxes. The reserves were determined based on various factors including current market prices, industry conditions, alternative uses and distribution channels and manufacturers' warranties.

  Excluding the charges for inventory reserves cost of revenues decreased 77% from $7.2 million for the nine months ended September 30, 2000 to $1.7 million for the nine months ended September 30, 2001. The decrease in cost of sales associated with license revenues of $1.3 million corresponds to the decrease in license revenues partially offset by increased in Dolby Digital fees for lower unit volumes. The decrease in cost of sales associated with hardware revenues of $3.9 million corresponds with the decrease in hardware revenues.

Gross Profit. Gross profit decreased from $7.5 million for the nine months ended September 30, 2000 to $(10.7) million for the nine months ended September 30, 2001, primarily due to a charge

                          RAVISENT TECHNOLOGIES INC.

for inventory reserves of approximately $13.4 million. Excluding the inventory charge, gross profit decreased from $7.5 million to $2.8 million due to lower revenues.

For the nine months ended September 30, 2001, 81% and 9% of our total revenues were derived from license and services revenues respectively, in comparison to 63% and 5%, respectively, for the comparable nine months in 2000. The gross profit percentage for license revenues and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory reserves, increased from 51% for the nine months ended September 30, 2000 to 62% for the nine months ended September 30, 2001, primarily as a result of a higher proportion of license revenues partially offset by an increase in the per-unit cost of license fees for technologies incorporated into our products, and a decrease in services revenues due to the sale of our consumer electronics assets.

Other Research and Development Expenses. Other research and development expenses consist of staff, staff related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 42%, from $7.8 million for the nine months ended September 30, 2000, to $4.5 million for the nine months ended September 30, 2001. As a percentage of total revenues, research and development expenses increased from 53% to 101%. The increase in research and development expenses as a percentage of total revenues resulted from lower revenues. The decrease in research and development expenses was due to the elimination of the consumer electronics and Internet appliance development teams in the first quarter of 2001, which contributed approximately $1.8 million and $1.7 million respectively to the decrease. This decrease was partially offset by increases in staff expenses in connection with our Cinax acquisition. While we expect research and development expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, we expect research and development expenses to decrease overall in 2001 compared to 2000 due to the sales of the assets of our consumer electronics and Internet appliance businesses in March 2001.

Non-cash Research and Development Expense. Non-cash research and development expense relates to both compensation related to stock options and acquisition-related stock compensation. Non-cash research and development expense increased 710% from $0.2 million for the nine months ended September 30, 2000 to $2.1 million for the nine months ended September 30, 2001. The increase of $1.5 million over the prior year is due to the immediate recognition of the prepaid and deferred stock compensation related to reductions in staffing in connection with the closing of our Vancouver office in March 2001. The remaining increase of $0.4 million is attributable to stock options granted in September 2000 at less than fair market value.

Other Sales and Marketing Expenses. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses decreased 39% from $8.8 million for the nine months ended September 30, 2000 to $5.4 million for the nine months ended September 30, 2001. As a percentage of total revenues, sales and marketing expenses increased from 60% to 122%. The increase in other selling and marketing expenses as a percentage of total revenues resulted from lower revenues. The decrease in sales and marketing expense relates to the sale of the consumer electronics and Internet appliance businesses, which contributed $2.3 million and $0.8 million respectively for the nine-month period ending September 30, 2001. While we expect sales and marketing expenses to increase once the acquisition of eMation Ltd. is completed in the fourth quarter of 2001, we expect other selling and marketing expenses to decrease overall in 2001 compared to 2000 as the assets of our consumer electronics and Internet appliance businesses were sold in March 2001 and other staff reductions have occurred.

                          RAVISENT TECHNOLOGIES INC.

Non-cash Selling and Marketing Expense. Non-cash selling and marketing expense relates to compensation related to stock options. Non-cash sales and marketing expense decreased 96% from $2.0 million for the nine months ended September 30, 2000 to $0.1 million for the nine months ended September 30, 2001. The decrease relates the amortization of warrants for $1.4 million issued in connection with the American Trading S.A. agreement in June 2000. These warrants were cancelled in the first quarter of 2001. In addition, the decrease is also attributable to a one-time charge of $0.3 million for the modification of stock options held by a former employee. Stock options granted to employees at less than fair market value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.

Other General and Administrative Expenses. Other general and administrative expenses consists of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses decreased 15% from $7.7 million for the nine months ended September 30, 2000 to $6.5 million for the nine months ended September 30, 2001. As a percentage of total revenues, other general and administrative expenses increased from 52% to 146%. Other general and administrative expenses increased as a percentage of total revenues due to the decrease in total revenues. In absolute dollars, the decrease in other general and administrative expenses was due to decreases in our professional fees related to our class action litigation of $0.5 million, professional fees in connection with our 1999 restatement of $0.5 million, and travel and conference expenses of $0.6 million offset by an increase in severance of $0.6 million. Additionally, decreases in other expenses including rent and consultants of $0.4 million, were offset by increases in retention expense for $0.3 million. While we expect other general and administrative expenses to increase once the acquisition of eMation is completed in the fourth quarter of 2001, overall we expect other general and administrative expenses to decrease in 2001 compared to 2000 as the assets of our consumer electronics and Internet appliance businesses were sold in March 2001 and other staff reductions have occurred.

Provision for Doubtful Accounts. The provisions for doubtful accounts represent management's best estimate of the doubtful accounts for each period. The provision increased 322% from $0.2 million for the nine months ended September 30, 2000 to $0.8 million for the nine months ended September 30, 2001. The increase was due to uncollectible accounts associated with the Internet appliance products and services.

Non-cash General and Administrative Expense. Non-cash general and administrative expense relates to amortization of compensation related to stock options. Non-cash general and administrative expense increased 132% from $0.2 million for the nine months ended September 30, 2000 to $0.4 million for the nine months ended September 30, 2001. The increase is the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value on the date of grant in June 2001.

Depreciation and Amortization. We recorded depreciation and amortization of $2.4 million for the nine months ended September 30, 2001, compared to $4.2 million for the nine months ended September 30, 2000. The decrease relates to a decrease in the amortization of goodwill for our customer electronics business of approximately $0.6 million and Internet appliance business of approximately $2.0 million, both of which were sold in March 2001, offset by increases in amortization of goodwill from our Cinax acquisition in August 2000, of $0.8 million, including an impairment charge for the workforce in place intangible asset associated with the closing of our Vancouver office in March 2001. See "Acquired In-Process Research and Development Expense."

                          RAVISENT TECHNOLOGIES INC.

Other (Income) and Expense

  As a result of the sale of the assets related to our consumer electronics business completed on March 1, 2001, we recorded a gain on this sale of approximately $47.5 million for the nine months ended September 30, 2001.

  As a result of the sale of assets related to our Internet appliance business completed on March 23, 2001, we recorded a gain on this sale of approximately $4.5 million for the nine months ended September 30, 2001.

Interest (Income) and Expense, Net. Net interest income decreased by $0.1 million, or 5%, for the nine months ended September 30, 2001 compared to the comparable period in 2000. The decrease is the result of lower average cash on hand for the nine month period in 2001 than in 2000, combined with lower bank interest rates in 2001 than in 2000.

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

                          RAVISENT TECHNOLOGIES INC.

  In March 2001, we sold all of the intellectual property that we acquired from Teknema to Phoenix Technologies as part of the sale of our Internet appliance business. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, is included in the net gain on the sale of assets.

  In April 1998, we completed the acquisition of Viona, a company specializing in the development of digital video technology. We paid $6.1 million in cash, of which $2.6 million was paid at closing, $2.1 million was paid during 1999, and $1.4 million was paid in equal installments at the end of the next three fiscal years. In January 2001 the final installment was paid. In addition, we issued 1,204,820 shares of RAVISENT common stock then valued at $4.8 million and incurred transaction costs of $0.8 million. The final installment was paid in January 2001.

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

  In March 2001, we sold the assets, including intellectual property, that we used in the consumer electronics business that we acquired from VIONA. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment is included in the net gain on the sale of assets.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering which was completed on July 16, 1999. As of September 30, 2001 we had approximately $56.4 million in cash and cash equivalents, including $1.8 and $0.8 million of the proceeds from the sale of our Internet appliance and consumer electronics assets in March 2001, which is held in escrow by third parties for indemnification purposes.

  Net cash used in operating activities for the nine months ended September 30, 2001 was $19.8 million, compared to net cash used in operating activities of $23.4 million for the nine months ended September 30, 2000. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains, provisions for inventory, non-cash compensation, and payments to vendors.

                          RAVISENT TECHNOLOGIES INC.

  Net cash provided by investing activities for the nine months ended September 30, 2001 was $65.2 million, compared to net cash used in investing activities of $4.0 million for the nine months ended September 30, 2000. Cash provided by investing activities for the nine months ended September 30, 2001 consisted primarily of the net proceeds from the sales of assets related to our consumer electronics and Internet appliance businesses. Cash used in investing activities for the nine months ended September 30, 2000 consisted primarily of net purchases of furniture and equipment and cash used for acquisition purposes.

  Net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2001 was attributable to the net proceeds received from the exercise of stock options. Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2000 was attributable to the net proceeds received from the exercise of stock options.

  As of September 30, 2001, our principal commitments consisted of obligations outstanding under equipment leases. The equipment leasing arrangements consist primarily of paying rental fees to third party leasing providers that maintain title to the leased equipment at interest rates between 8% to 18%. In most cases, there are no obligations for us to purchase the equipment at the end of the term. Although we have no material commitments for capital expenditures, we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

  We had a $5.0 million line of credit with Silicon Valley Bank. The line matured in June 2001, but was extended by the bank until August 2001. We are currently negotiating with the bank to have the facility extended through June 2002.

  Pursuant to a Secured Promissory Note and Agreement dated July 26, 2001, the Company agreed to advance eMation Ltd. (Note 1a) a bridge loan (the "Loan") of up to an aggregate of $2.5 million for the purpose of financing operating expenses incurred in the normal course of business. In October 2001, we amended the Secured Promissory Note and Agreement to lend up to an aggregate of $5 million. The Loan contains various terms and conditions including an interest rate of three-month LIBOR plus 2.5% (5.097% as of September 30, 2001). The principal balance of the loan including interest is payable if the Share Purchase Agreement ("SPA") between Ravisent, eMation and certain shareholders of eMation is terminated, for certain conditions specified in the SPA, on various dates ranging from thirteen to fifty months from the date of termination. In the event

                          RAVISENT TECHNOLOGIES INC.

that the eMation acqusition is not consummated, the principal and interest are due and payable on the earliest date on which any principal amounts owed by eMation to Bank Leumi become due and payable. As of September 30, 2001, $2.5 million had been advanced to eMation under the loan.

  In March 2001, we completed the sale of the assets of our consumer electronics business to STMicroelectronics and received approximately $55.6 million in cash consideration, of which $0.8 million is being held by a third party in escrow for indemnification purposes until September 2002.

  In March 2001, we sold the assets of our Internet appliance business, excluding inventory, to Phoenix Technologies for $18.0 million in cash consideration, of which $1.8 million is being held in escrow by a third party until March 2002 for indemnification purposes.

  In September 2001, our Board of Directors authorized us to begin a stock repurchase program to acquire up to $10 million worth of shares of our common stock. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions. As of September 30, 2001 we repurchased 97,800 shares for an aggregate cost of approximately $148,000 including commissions, at an average market price per share of approximately $1.47.

  We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, together with any borrowings available under our line of credit, will be adequate to meet our cash needs for at least the next two years.

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

                          RAVISENT TECHNOLOGIES INC.

significant aspects of the consumer electronics market prior to March 2006. As a result, we are subject to economic pressures within a limited industry, which may result in a material adverse effect on our business and financial condition.


We have a limited operating history and our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

  As a result of our relatively brief operating history and because our business model has changed significantly since inception and will change further with the acquisition of eMation, we believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any period as an indication of our future performance. In addition, fluctuations in our operating results have caused, and may in the future continue to cause us to perform below the expectations of public market analysts and investors. If our results continue to fall below market expectations, the price of our common stock may continue to fall significantly. Our limited operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter-to- quarter as we attempt to establish our products in the market and transition to a new business model.

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

  . the mix of license and service hardware revenues;

  . unanticipated customer demands which impact on our ability to deliver our products and ultimately recognize revenues;

                          RAVISENT TECHNOLOGIES INC.

  . the mix of domestic and international sales;

  . costs related to the acquisition of technologies or businesses, including, but not limited to, the eMation acquisition;

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

Uncertainties exist regarding our stock repurchase program

  On September 27, 2001, we announced that our board of directors had approved the repurchase of up to $10 million worth of its outstanding shares of common stock. We indicated that we may, within the discretion of management, to complete these purchases over a 12-month period. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program.

We face inventory risks that may be increased by our business shift away from the Internet appliance business

  As of September 30, 2001, we have approximately $8.1 million of inventory, the majority of which was acquired from May through October 2000 to support production of our Internet appliance hardware designs. This inventory was purchased to accommodate long lead times for components in order to meet the anticipated demand for our Internet appliance products (the

                          RAVISENT TECHNOLOGIES INC.

Internet screen phone, set-top box and Nucleo platform). The sale of our Internet appliance business included the assignment of our Internet appliance customer contracts, but not the inventory to support production of the associated products. While we have obtained assurances that we will be the preferred supplier of inventory to Phoenix Technologies for these products, we may not be able to sell all of the inventory that we currently have. Furthermore, even if our efforts to sell this inventory are successful, we may not be able to recover the full cost of the inventory due to market price fluctuations and other market conditions.

We have never been profitable and may never achieve profitability in the future

  We had a net loss from operations of approximately $32.8 million for the nine months ended September 30, 2001. To date, we have not achieved profitability on an annual basis and revenues from our software and hardware design solutions may not result in sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our digital entertainment products to decline over the next few years. We expect to face increased competition in markets where we license our digital entertainment products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

Our business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products

  In the nine month period ending September 30, 2001, we derived approximately 95% of our license revenues from sales of our CineMaster products. We expect that license revenues from our CineMaster products will continue to account for a significant portion of our revenues for the foreseeable future. In particular, our business will be harmed if our existing manufacturing customers do not continue to incorporate our CineMaster products or if we are unable to obtain new customers for our CineMaster products. In seeking market acceptance, it may be difficult for our digital solutions to displace incumbent solutions employed by manufacturers not currently licensing our CineMaster products. Manufacturers that are using other solutions would need to invest in additional training and development tools and convert software for existing hardware solutions in order to change to a new digital solution. Accordingly, potential customers may not accept our digital solutions, which could limit our growth opportunities and harm our prospects.

The loss of a single customer could significantly harm our business because a majority of our revenues is derived from a small number of customers

  A substantial portion of our license revenues come from a small number of customers. In the nine months ending September 30, 2001, three customers Matrox Graphics, Gateway, Inc. and another customer, accounted for 20%, 11% and 28%, respectively, of our total revenues and 9%, 8% and 45%, respectively, of our total gross profit, excluding inventory charges of $13.4 million. We expect a relatively small number of customers to account for a majority of our revenues and gross profit, if any, for the foreseeable future. The loss of any of these or other primary customers, or a material decrease in revenues from these customers, would immediately harm our business. As a result of the sales of our consumer electronics and Internet appliance businesses, we transferred substantially all of our customers from our consumer electronics business,

                          RAVISENT TECHNOLOGIES INC.

including Microsoft Corporation, Funai Electric Co., Ltd., and Cyber Home Entertainment to STMicroelectronics and a portion of our Internet appliance customers to Phoenix Technologies.

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

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed.

  We license technology that is used in our products from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements, we would not be able to ship many of our digital

                          RAVISENT TECHNOLOGIES INC.

entertainment products and our business would be seriously harmed. For example, we have a license agreement with Dolby Laboratories Licensing Corporation for the audio format that is used in all of our DVD-related products. Without this technology, we could not ship product for DVD market. In addition, we license encryption and decryption software technology from the Copy Control Association
(CCA), which must also be included in any DVD products we ship. The license for the Dolby Digital technology is for a term expiring at the expiration of the patent covered thereby with the furthest expiration date from the date of the license. The license for the encryption and decryption technology may be terminated by CCA at any time upon written notice. We may not be able to renew either license. If we failed to renew either of these licenses, we would not be able to ship products for the DVD market, and we would accordingly lose a substantial portion of our revenues.

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

                          RAVISENT TECHNOLOGIES INC.

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

                          RAVISENT TECHNOLOGIES INC.

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

  Any litigation, brought by others or by us, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant cost and, harm our business. If a successful claim of infringement is made against us and we cannot develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

                          RAVISENT TECHNOLOGIES INC.

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

  . A letter dated September 12, 2000 from a third party to one of our customers who distributes our product claims infringement of a Japanese utility model patent regarding Internet terminals which can be coupled to a television set. This third party is seeking a license agreement as a resolution. We have requested more time to respond and are accumulating prior art to invalidate the utility model patent.

  . A third party has asserted that some of our products infringe one or more of such third party's patents in the field of "all format decoders". The third party has stated that it was prepared to license the relevant patents to us on favorable terms. We are currently in discussions with such third party. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

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

                          RAVISENT TECHNOLOGIES INC.

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

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

  Our products are very complex and frequently contain undetected errors. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products into which our products are incorporated. Despite our extensive quality assurance process, we shipped Internet appliance products to customers who claimed such products were defective. We subsequently sold our Internet appliance business to Phoenix Technologies Ltd. in March 2001. In our Cinemaster based products, we have discovered errors, or "bugs," in our products after their commercial shipment and have worked with our customers to successfully fix such "bugs." Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any

                          RAVISENT TECHNOLOGIES INC.

defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

  . delay or loss of revenues;

  . although we have not lost a customer due to defects, it is foreseeable that a customer could cancel a contract due to defects;

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

  In the quarter ended September 30, 2001, we derived approximately 71% of our revenues from sales to foreign companies, and we may derive an increasing amount of our revenues from sales outside North America in the future. We have limited experience in marketing and distributing our products internationally and do not have local offices or sales representatives in many foreign countries. In addition, there are many risks inherent in doing business internationally including, among others:

  . legal uncertainty regarding liability;

  . language barriers in business discussions;

  . cultural differences in the negotiation of contracts and conflict resolution;

  . time zone differences;

  . tariffs, trade barriers and other regulatory barriers;

  . problems in collecting accounts receivable;

  . political and economic instability;

  . changes in diplomatic and trade relationships;

                          RAVISENT TECHNOLOGIES INC.

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

     . the number and timing of acquisitions and the cost of such acquisitions, including, the currently estimated cost to complete the acquisition and fund the eMation operations pending closing of the acquisition under the share purchase agreement. RAVISENT and eMation currently estimate that they will incur expenses of approximately $3.4 million to complete the eMation acquisition. Pursuant to a bridge loan facility, we have provided eMation with a $2.5 million bridge loan and have agreed to provide them with an additional $2.5 million bridge loan;

     . the capital requirements of eMation after the eMation acquisition is completed

     .  the costs of developing new products;

     .  the costs associated with our expansion; and

     . the extent to which we invest in new technology and research and development projects.

     Although our current business plan does not foresee the need for further financing to fund our operations for the next two years, due to risks and uncertainties in the market place as well as a potential of pursuing further acquisitions, we may need to raise additional capital. Additionally, to the extent that the proceeds from our initial public offering and the dispositions of our consumer electronics and Internet appliance businesses are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in

                          RAVISENT TECHNOLOGIES INC.

RAVISENT would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

  As of September 30, 2001, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.6 million shares, or 13.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Our revenues are dependent upon acceptance of products that incorporate our technology only in the personal computer industry

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

                          RAVISENT TECHNOLOGIES INC.

  . the small number of product manufacturers in the personal computer industry and the short product life cycles which can be six months or less; and

  . the difficulty in predicting the level of consumer interest in and acceptance of many digital product applications employing our products that incorporate our technology.

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

Competition in our markets is likely to continue to increase and could harm our business

                          RAVISENT TECHNOLOGIES INC.

  The digital media market is intensely competitive, highly fragmented and rapidly changing and is characterized by short product life cycles and price erosion. Our principal competitors in the software-based digital solution market are Mediamatics, Inc. (a subsidiary of National Semiconductor, Inc.), MGI Software Corp., Intervideo Inc. and RealNetworks, Inc. Our principal competitors in the hardware-based digital solution market are Sigma Designs, Inc. and Zoran Corporation. We also compete against several smaller companies and with the internal research and development departments of other software companies as well as those of personal computer, peripherals, and semiconductor manufacturers who are in the market for specific digital video or audio software applications. Many of our competitors have a larger customer base, greater name recognition, greater financial, technical, managerial and other resources than us. Numerous other major personal computer manufacturers, software developers and other companies are focusing significant resources on developing and marketing products and services that will compete with our CineMaster products. Companies such as Liberate Technologies, Spyglass, Inc., Planetweb, Inc. and WebTV also compete indirectly with us by providing digital video and other solutions to Internet appliance manufacturers who compete with our customers or personal computer manufacturers. At least two semiconductor manufacturers, including C-Cube Microsystems and Zoran, are positioning their products as offering hardware- based digital video and audio management capabilities and marketing such products as equal or superior to our CineMaster products. In the future, operating system providers with a larger established customer base, such as Microsoft, may enter the digital video or audio stream management markets by building video or audio stream management applications into their operating systems. For example, Microsoft currently markets a basic MPEG-1 compliant digital solution that is bundled into its operating system, which is used by a substantial number of personal computer users. If Microsoft were to successfully develop or license a DVD-compliant digital video solution and incorporate the solution into its operating system, our revenues could be substantially harmed.

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

                          RAVISENT TECHNOLOGIES INC.

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

                          RAVISENT TECHNOLOGIES INC.

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

           Risks Related to Our Proposed Acquisition of eMation Ltd.

On June 28, 2001, we entered into an agreement to acquire all of the issued share capital of eMation Ltd. For a description of our proposed acquisition of eMation, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Recent Events." Our proposed acquisiton of eMation is subject to numerous risks, some of which are described below.

Our operations and eMation's operations may be adversely affected by the eMation acquisition

RAVISENT and eMation will be subject to various risks following the consummation of the eMation acquisition, including:

  . the possibility that the business cultures of the two companies may not mesh;

  .  interruption of the operations of the combined companies;

  . the possibility that management may be distracted from regular business concerns by the need to integrate operations or operate the businesses separately which may result in interruption of the operations of the combined companies;

  .  problems in retaining employees;

  .  challenges in retaining customers; and

  . anticipated and unanticipated costs relating to additional administrative or operating expenses of each business. These costs include our funding of the eMation operations pursuant to a bridge loan facility in the amount of up to $5.0 million that is described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We currently estimate that collectively we and eMation will incur expenses of $3.4 million to complete the eMation acquisition ($2.4 million of which is currently estimated to be incurred by us and $1.0 million of which is currently estimated to be incurred by eMation). These combined estimated costs represent approximately six percent of our September 30, 2001 cash balance.

These and other factors could materially and adversely affect both our and eMation's combined business and operating results.

Failure to complete the eMation acquisition could negatively impact our future businesses and operations

There are no assurances that the eMation acquisition will be consummated. In addition to the approval of our stockholders, several other conditions to the closing of the eMation acquisition must be met and the failure of any one condition may prevent the consummation of the eMation acquisition. If the eMation acquisition is not completed for any reason, we may be subject to a number of material risks, including the costs incurred by us related to the eMation acquisition, such as legal, accounting and a portion of financial advisor fees, which must be paid even if the eMation acquisition is not completed.

Announcement of the eMation acquisition may delay or defer customer and supplier decisions concerning us and eMation, which may negatively affect our business following the eMation acquisition

Our customers and suppliers and those of eMation, in response to the announcement of the eMation acquisition, may delay or defer decisions concerning them. In addition, our customers or channel partners or those of eMation may seek to change existing agreements they have with either company as a result of the eMation acquisition. Any delay or deferral in those decisions or changes in company contracts by our customers or suppliers and those of eMation could have a material adverse effect on our respective business, regardless of whether the eMation acquisition is ultimately completed.

Similarly, current and prospective employees may experience uncertainty about their future roles with either company until our strategies with regard to each other are announced or executed. This may adversely affect our and eMation's ability to attract and retain key management, sales, marketing and technical personnel.

If the eMation acquisition is completed, we will have changed our business focus and may not be successful in operating the device relationship management business

eMation's device relationship management business will present different challenges from those presented by our personal computer business. We cannot assure that our management team will be successful in managing this new business. If we are unable to successfully operate the device relationship management business, our business and operating results will be adversely affected.

The market price of our common stock may decrease after the eMation acquisition is consummated, which could result in our common stock being de-listed

The market price of our common stock is by nature subject to the general price fluctuations in the market for publicly traded equity securities and has experienced significant volatility. The market price of our common stock may decline as a result of the eMation acquisition if:

  .  our integration with eMation is unsuccessful;

  . we are unable to execute on our business plan following the acquisition of eMation; or

  . the effect of the eMation acquisition on our financial results is otherwise not consistent with the expectations of financial or industry analysts or investors.

The market price of our common stock could also decline as a result of factors related to the eMation acquisition which may currently be unforeseen.

Our common stock is currently traded on the Nasdaq National Market. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that we may be de-listed from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. In addition, if our stock is de-listed, you would not be able to sell our common stock on the Nasdaq National Market and your ability to sell our common stock at all would be severely, if not completely, limited. our common stock has reached a high of $52.00 and traded as low as $1.22 through September 30, 2001.

Failure to retain key employees could diminish the anticipated benefits of the eMation acquisition

The success of the eMation acquisition will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. We have taken steps to retain the management personnel of eMation. However, we cannot assure that we will be able to continue to retain such individuals.

Employees may experience uncertainty about their future role with us and eMation until strategies with regard to eMation's employees are announced or executed. We have different corporate culture than eMation and eMation's employees may not want to work for us. In addition, competitors may recruit employees during our integration of eMation, as is common in high technology mergers and acquisitions.

If we and eMation are unable to retain personnel that are critical to the successful integration of the companies, both companies could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the eMation acquisition.

                          RAVISENT TECHNOLOGIES INC.

PART II: OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Legal Proceedings

On or about August 10, 2000, Corum Group, Ltd. filed an action against us and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-132D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of RAVISENT common stock and no par, non- voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly owned subsidiary, which preferred stock is exchangeable, on a one- for-one basis, into shares of RAVISENT common stock. In the complaint Corum alleged that it introduced us to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of RAVISENT common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of RAVISENT common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. have been placed in escrow to secure this indemnification obligation. On April 17, 2001, we entered into a settlement and release agreement with Corum and the action was subsequently dismissed. Pursuant to the settlement agreement, we have paid $110,000 and issued 140,000 shares of RAVISENT common stock to Corum.

  Between February and April 2000, eleven class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seek unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of RAVISENT common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

  In April 2001, a third party who licenses software to us filed a lawsuit against us in California. The dispute arose out of a contract whereby we licensed software from this third party for use with the eSurfer browser bundled with our Internet set-top box assets sold to Phoenix Technologies in March 2001. The third party claimed that there were fees due and owing under the contract. We and the third party entered into a confidential settlement agreement in July 2001 and the case has been dismissed. The amount of the settlement was fully accrued as of September 30, 2001.

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

  Not applicable

Item 3: DEFAULTS UPON SENIOR SECURITIES

  None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None during the period ending September 30, 2001. Please See Item 5.

Item 5. OTHER INFORMATION

  On October 30, 2001 the Company filed a proxy statement for the following purposes at its annual meeting of stockholders to be held December 5, 2001:

1. TO CONSIDER AND VOTE UPON A PROPOSAL TO ISSUE UP TO 8,000,000 SHARES OF RAVISENT COMMON STOCK FOR THE PURCHASE OF ALL OF THE ISSUED SHARE CAPITAL OF EMATION LTD., A PRIVATE COMPANY ORGANIZED UNDER THE LAWS OF ISRAEL, AND ISSUE UP TO 1,550,000 SHARES OF RAVISENT COMMON STOCK UPON THE EXERCISE OF EMATION OPTIONS TO BE ASSUMED BY RAVISENT, AS CONTEMPLATED BY THE SHARE PURCHASE AGREEMENT DATED AS OF JUNE 27, 2001 AND AMENDED AND RESTATED AS OF JULY 27, 2001 AND OCTOBER 5, 2001 AMONG RAVISENT, EMATION AND CERTAIN OF EMATION'S SHAREHOLDERS;

                          RAVISENT TECHNOLOGIES INC.

2. TO ELECT TWO DIRECTORS TO SERVE FOR THREE-YEAR TERMS ENDING IN THE YEAR 2004 OR UNTIL THEIR SUCCESSORS ARE DULY ELECTED AND QUALIFIED;

3. TO RATIFY THE APPOINTMENT OF KPMG LLP AS OUR INDEPENDENT AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2001; AND

4. TO TRANSACT SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE ANNUAL MEETING AND ANY ADJOURNMENT OR POSTPONEMENT THEREOF.

Item 6: Exhibits and Reports on Form 8-K

 (a) Exhibits

Exhibit
Number          Exhibit Title
-------         ----------------------------------------------------------------
10.35+          Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and Robert M. Russell, Jr.
  +  Compensation plans and arrangements for executives and others.

 (b) The following reports were filed on Form 8K during this period:

       On July 6, 2001 the Registrant filed a Form 8-K to announce it intentions of acquiring all of the outstanding capital stock of eMation Ltd. The report contained the Company's press release dated June 28, 2001.

       On August 15, 2001 the Company filed a Form 8-K for the announcement of its appointment of Robert M. Russell as CEO and Chairman effective immediately. The report contained the Company's press release dated August 15, 2001.

       On September 28, 2001 the Company filed a Form 8-K for the announcement of its commencement of a program to repurchase up to $10 million worth of its outstanding shares of common stock in the open market over the next 12 months at the discretion of management. The report contained the Company's press release dated September 27, 2001.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 14th day of November 2001.

November 14, 2001      RAVISENT TECHNOLOGIES INC.


   /s/  Thomas J. Fogarty
       -----------------
       Thomas J. Fogarty
        Senior Vice President and Chief Financial Officer