Form 10-K
period 2001-12-31
AXEDA SYSTEMS INC
filed 2002-03-29
CIK 1052593

                               Axeda Systems Inc.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events of future results to differ from those discussed herein. Such factors include, but are not limited to: the transition in businesses we are currently undergoing; fluctuating quarterly operating results; uncertainties in the market for DRM products and the potential for growth in the pervasive computing market; our ability to integrate acquisitions; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth and attract and retain additional personnel; the long sales cycle for DRM products; limited distribution channels; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks associated with our digital media business and the search for strategic alternatives for such business; our ability to raise capital; risks from international operations; and others discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

PART I

ITEM 1.  Business of Axeda

EMATION ACQUISITION AND RECENT EVENTS

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. ("eMation"), a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exerxisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options; options exercisable for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 115,238 shares of our common stock. The total combined value of the securities assumed and issued was approximately $20 million.

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. In addition, we loaned a total of $4.3 million to eMation for working capital purposes. We expensed $3.1 million of the purchase price as acquired in-process research and development.

An aggregate of 1.6 million shares of our common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may arise as a result of the eMation acquisition. The shareholders' agent appointed pursuant to the share purchase agreement has agreed to a claim on the escrow fund for the return of 23,843 shares of our common stock in consideration for our issuance of certain warrants at the closing. This escrow arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to former eMation shareholders.

eMation was formed as a private company in Tel Aviv, Israel in 1988 under the name PC Soft International Ltd. ("PC Soft"), focusing on the development of products designed to automate the flow of information within factories and manufacturing facilities.

                      This Page Left Blank Intentionally

                               Axeda Systems Inc.
                                Business of Axeda


On January 14, 2002 we changed our name to Axeda Systems Inc. ("Axeda") and effective as of February 5, 2002, our common stock is quoted on the NASDAQ National Market under the symbol XEDA.

In July 1998, PC Soft acquired 100% of the outstanding share capital of FactorySoft Inc., a Massachusetts company focused on the development of industrial control servers. The total cost of the acquisition, including transaction costs, was $0.7 million. FactorySoft Inc. was based in Mansfield, MA, and the corporate headquarters were subsequently moved to this location.

In February 2000, PC Soft changed its name to eMation, Ltd. In May 2000, eMation acquired certain assets and liabilities of Intuitive Technology Corporation ("ITC"), for its existing software, which provides access to distributed data in process manufacturing applications, its core technology and ITC's 13 key employees. The total cost of the acquisition, including transaction costs, was $7.3 million. Also in May 2000, eMation raised $24 million through the issuance of convertible redeemable preferred stock.

On January 14, 2002 we changed our name to Axeda Systems Inc. ("Axeda") and effective as of February 5, 2002, our common stock is quoted on the NASDAQ National Market under the symbol XEDA.

OVERVIEW

Axeda is an enterprise software and services company that helps businesses be more competitive by using the Internet to tap the value of real-time device information, helping them to optimize their service, development, sales and manufacturing operations. We provide a new category of enterprise business software known as Device Relationship Management ("DRM"). DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them.

Our flagship product, the Axeda DRM/TM/ System, is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRM/TM/ System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings.

We help transform reactive businesses into proactive businesses that can continuously gain business insight and benefits from live information sources by helping businesses capitalize on the wealth of previously unavailable device performance and usage data. This can result in customers benefiting from new sources of revenue, lower costs and increased operational efficiency.

We currently serve Global 2000 companies in the Industrial and building automation, high technology devices, medical instrumentation, office automation and semiconductor equipment industries through our sales and service offices in the U.S., Europe, Israel and Japan, and distribution partners worldwide.

COMPANY HISTORY

We were incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed our name to Quadrant International, Inc. in May 1994. In April 1999, we changed our name to Divicore Inc. and then reincorporated in Delaware as RAVISENT Technologies Inc. in June 1999. We changed our name to Axeda Systems Inc. in January 2002.

We intend to focus our resources and attention in 2002 on the development of the products and services we acquired with the acquisition of eMation, in December 2001. We expect future

                               Axeda Systems Inc.
                                Business of Axeda

growth to be driven by the DRM products and services we acquired in the eMation acquisition. Our DRM enterprise software and services business evolved from the real-time information acquisition, visualization, and control products that have been the basis for eMation's long standing industrial automation products business. We have a significant installed customer base in industrial automation products. However, we have limited experience in the new DRM enterprise software market, as eMation introduced its first full DRM solution in the first quarter of 2001. Prior to that time eMation's revenues were derived from industrial automation products.

eMation as a stand-alone entity generated revenues of approximately $2.7 million, or 22.2% of eMation's stand-alone total revenues, from DRM products and services for the year ending December 31, 2001. eMation has historically derived its main source of revenues from its industrial automation products and services, which generated revenues of approximately $9.5 million for the year ending December 31, 2001.

We also sold products and provided services in the consumer electronics ("CE") market and the Internet appliance ("IA") market until the sales of the assets of these businesses excluding inventories in March 2001 to STMicroelectronics, NV ("STMicroelectronics") and Phoenix Technologies Ltd. ("Phoenix"), respectively. We will continue to seek and evaluate alternative strategic directions for our digital media business in 2002. See "Sale of Consumer Electronics Business," "Sale of Internet Appliance Business" and "Digital Media Business," below.

Sale of Consumer Electronics Business

STMicroelectronics, one of our CE customers, had expressed an interest in more fully integrating our software on the microchips they manufacture for the CE market. Our continued involvement in the CE market would have required a commitment of substantial resources to update our software and remain competitive. Therefore, we entered into negotiations with STMicroelectronics that resulted in the sale of the assets of our CE business. Effective as of March 1, 2001, and pursuant to an asset acquisition agreement dated as of January 18, 2001, we and certain of our direct and indirect subsidiaries, RAVISENT I.P., Inc., RAVISENT Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, transferred certain assets related to our CE business to STMicroelectronics. The assets transferred include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the CE business. In addition, approximately 76 of our employees, most of whom were associated with the CE business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002. In connection with the asset sale, we granted STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA and personal computer ("PC") products. Further, pursuant to the terms of the asset acquisition agreement, we have agreed not to compete in significant aspects of the CE market for a period of five years from March 1, 2001.

Sale of Internet Appliance Business

Our continued involvement in the IA market would have required a commitment of substantial resources to remain competitive. Therefore, we entered into negotiations with Phoenix who were interested in integrating our IA products with their information appliances products to provide a more complete solution to PC OEMs. Effective as of March 23,

                               Axeda Systems Inc.
                                Business of Axeda

2001, and pursuant to an asset acquisition agreement dated as of March 21, 2001, we and certain of our subsidiaries, RAVISENT Technologies Internet Appliance Group, Inc., RAVISENT I.P., Inc. and RAVISENT Operating Company, Inc. sold substantially all of the assets of our IA business, excluding inventory, to Phoenix for approximately $18 million in cash consideration, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the agreement, Phoenix purchased, among other things, our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with our IA business accepted employment with Phoenix.

Digital Media Business

Our digital media business provides software solutions and technology to industry leading PC OEMs, empowering them to deliver highly competitive, cost-effective products with a strong time-to-market advantage. It also provides customization services and customer support. We offer a web-based retail site to allow users to upgrade and purchase the latest products from us. Our software allows PC manufacturers to address digital multimedia formats such as digital versatile disks, or DVD; digital video recording, or DVR; direct broadcast satellite, or DBS; its European counterpart, digital video broadcasting, or DVB; and high-definition television, or HDTV.

We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our digital media business' intellectual property. We currently have eight pending U.S. patent applications related to our digital video management technology. We co-own with STMicroelectronics two additional U.S. patent applications and we have three foreign applications pending based on one of the co-owned U.S. patent applications. All of the pending U.S. patent applications owned solely by us cover future products and do not relate directly to our current products. In addition, we have issued U.S. trademark registrations for the marks RAVISENT and CineMaster.

We license technology from Dolby Laboratories ("Dolby") for the audio format that is used in all of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater-quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. In addition, we license encryption and decryption software technology on a royalty-free basis from the Copy Control Association
(CCA), which must also be included in any DVD products we ship. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. The license for the encryption and decryption technology may be terminated at any time. We may not be able to renew either license.

Our typical customers and partners in the digital media business are PC, peripherals and semiconductor manufacturers that benefit from our digital entertainment solutions. For the year

                               Axeda Systems Inc.
                                Business of Axeda

ended December 31, 2001, three customers, Matrox Graphics, Inc., Gateway Inc. and another customer accounted for 13%, 7% and 16%, respectively, of our revenues. For the year ended December 31, 2000, three customers, Wongs Electronics Co., Ltd., Gateway Inc. and Hewlett-Packard Company, accounted for 19%, 19% and 11%, respectively, of our revenues. For the year ended December 31, 1999, one customer, Dell, accounted for 53% of our revenues.

We have decided to seek strategic alternatives for our digital media business as a result of the change in our strategic focus resulting from the sale of the assets of our CE business to STMicroelectronics, the sale of the assets of the IA business to Phoenix Technologies, and the acquisition of eMation, as well as the intense competitive environment in the PC market.

Financial information regarding segment information for our digital media business is provided in note 21 to our financial statements for the year ended December 31, 2001, contained at Item 8 herein.

INDUSTRY BACKGROUND AND TRENDS

Computer-based control systems are at the heart of almost every new product, machine or system made today. These "intelligent" systems consist of hardware and software that is used to control the operation of the device as it is running, perform diagnostics, and enable external systems or people to input or query data that may be generated during operation. Depending on the cost and the complexity of the device, all of this capability may be embedded within the device itself or portions of it may reside on external computers that perform a supervisory control function for one or more related devices.

Intelligent devices generate valuable information as they are operating. Initially, this information was only made available locally through custom control interfaces on the device itself. As embedded systems and PC technology became pervasive and inexpensive, these devices moved to "soft" interfaces where operators worked at computer screens to monitor and control devices. In many markets and for many devices, this remains the state of the art today.

However, there was a demand to synchronize devices and control systems in industrial automation markets. Therefore, control systems were developed to simultaneously supervise multiple devices, such as those in a building or a production line. A number of new software applications were also developed to enable remote monitoring, visualization, and connectivity between devices, systems, and people. These applications were oriented to managing real-time control and operation data and were flexible and configurable to be able to support the different types of devices, configurations, and data. As more devices became connected, the applications had to be scalable to handle the increasing amount of data and users.

In the late 1980's, eMation identified an opportunity to build a business around real-time device control and data management. eMation has built and marketed products to address these needs in the industrial automation market for over 13 years. These products include supervisory control and data acquisition ("SCADA") systems for single or multiple devices. They feature computer-based human-machine interface ("HMI") capability for local monitoring, and offer sophisticated features for enabling remote control, monitoring, HMI, and data management of device data via proprietary networks or the Internet. Our communications technology enables multiple supervisory systems or other real-time control and data management applications to be connected over networks to remote operators or software systems.

                               Axeda Systems Inc.
                                Business of Axeda

An opportunity exists to apply these same technologies and techniques to address new business needs within the device manufacturers themselves. Devices contain valuable information that could be used to monitor not only their output, but also their health and operation. Business could work better if these devices could communicate and if everyone in a business could tap directly into the information within the products they sell and service, or the systems they use. For example, companies could benefit if they could tell when machines are out of raw materials or about to fail, how many times they were used in a week, how a facility was operating, or what features were most popular in products in use by their customers. Based on this information, companies could lower costs, operate more efficiently, and add new sources of revenue.

With hundreds of millions of users and growing, the Internet now provides a fundamental infrastructure for connecting people to sources of information. In recent years the Internet has been focused on helping people exchange information with other people. This focus is now expanding to encompass people exchanging information with machines and machines communicating with each other or with enterprise software applications. The growth of the Internet has provided a ubiquitous, open, global network that can now be used in a cost effective manner to tap into the data locked within intelligent devices. Connectivity is now extending to devices such as medical devices, industrial machines, fabrication equipment, utility meters, photocopiers, mobile assets, vending machines and appliances.

With the right enterprise software solution, devices can be monitored, controlled and upgraded through connections made possible by the Internet. Companies can use this capability to stay involved throughout the entire product life cycle, building closer bonds with their customers and improving their bottom line.

Axeda is moving to help its customers realize this opportunity with a new category of enterprise software that enables corporations, manufacturers and service providers to use the Internet to manage their relationship with the products and systems deployed at their customers and facilities. Known as Device Relationship Management ("DRM"), it enables the real-time exchange of information between remote devices and the people and business systems that can profitably utilize this information.

THE AXEDA DRM/TM/ SOLUTION

The Axeda DRM/TM/ System is an enterprise software solution that leverages the global reach of the Internet to provide the real-time, continuous exchange of information between remote devices, business systems and people. It addresses a significant information blind spot in the enterprise by allowing timely, accurate and unbiased information to be communicated automatically, via the Internet, between remote devices deployed at customer facilities and external service personnel or enterprise business systems.

The Axeda DRM/TM/ System lets businesses, manufacturers and service providers use the Internet to monitor, manage and service intelligent devices deployed at remote sites anywhere in the world, cost effectively and in real time. Companies can now connect directly to their deployed products rather than relying on feedback filtered through their users, benefiting from a continuous yet managed flow of information that lets them improve how they develop, manufacture, re-supply, market and service their products.

The Axeda DRM/TM/ System comprises infrastructure and application software products that run at the device or enterprise, and together interoperate to form an Internet-based, information distribution system for device monitoring, management and control. Axeda DRM/TM/ enables the seamless, yet secure, integration of remote device information with a company's ongoing

                               Axeda Systems Inc.
                                Business of Axeda

business practices. Patent-pending Axeda technology allows intelligent devices hidden behind customer firewalls to have secure, two-way, Internet-based communication with external sales and service personnel and their enterprise applications.

We believe that our customers use the Axeda DRM/TM/ System to generate business payback and improved customer satisfaction with lower cost proactive customer service, real-time business interactions, new personalized product and service offerings, and improved operational efficiencies.

Based on our experience in implementing our products, we believe that Axeda DRM/TM/ solutions help companies:

     .    Attract and retain customers;

     .    Increase product uptime;

     .    Expand their offerings;

     . Improve service, logistics, maintenance and support operations while lowering costs;

     .    Remotely install, calibrate, configure, and diagnose;

     .    Offer billing model flexibility and new revenue sources;

     .    Exploit customer and market intelligence to make better products;

     .    Provide continuous, automated monitoring of remote equipment;

     . Improve operational efficiencies within the enterprise and supply chain; and

     . Extend current IT investments to access valuable, previously untapped device information.

Axeda DRM/TM/ Systems can be used on a stand-alone basis where, for example, personnel in a service department use the System on a day-to-day basis to monitor and diagnose remote devices. Further, Axeda DRM/TM/ solutions can be used to feed information to existing installed enterprise software systems. These could include enterprise resource planning ("ERP"), customer relationship management ("CRM"), and supply chain and asset management systems. DRM can provide live information feeds or transactions to drive these enterprise applications to allow timely, accurate, unbiased information to be communicated automatically between the device and the application. This enables companies to use DRM to gain additional value from their existing complementary IT investments. We offer complete DRM systems and we also continue to separately sell components of the system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business.

We complement our DRM products with professional service, training, and support offerings to assure rapid adoption and value realization within our customer base. We leverage our mix of experience in embedded systems, enterprise software, Internet, and service automation and optimization to solve tough problems with practical solutions.

Financial information regarding the acquired assets and segment information for our DRM business is provided in notes 4 and 21, respectively, to our financial statements for the year ended December 31, 2001 contained at Item 8 herein.

OUR STRATEGY

Our objective is to be the leading provider of DRM solutions and services in targeted industries worldwide. Key elements of our strategy include:

                               Axeda Systems Inc.
                                Business of Axeda

     . Reducing service costs in ready markets. Axeda is initially focused on helping device manufacturers in targeted industries provide better customer service at lower cost. We intend to continue to expand our products and services to ensure broad and successful adoption of the Axeda DRM/TM/ System in customer service operations within our target accounts.

     . Reaching additional information stakeholders. Once service departments are automated and device data is stored within the DRM system, this data will also be available to additional information stakeholders both inside and outside the company. We intend to offer additional benefits based on real-time data availability by developing or acquiring new applications to expand our solutions to marketing, sales, operations and product development departments.

     . DRM-enabling complementary products and solutions. Axeda is also aggressively pursuing alliances with complementary solution suppliers whose customers can benefit from the availability of live device data within their businesses. By seeding the market with DRM-enabled products, we believe we can increase our market reach and speed of adoption across multiple industries.

     . Leverage our industrial automation installed base. Tapping our industrial automation installed base can help to accelerate our business as these installations grow and require more advanced remote monitoring and management. We are upgrading our traditional industrial products and installed base to be DRM-ready to enable the adoption of full DRM systems.

MARKETS

We market our DRM solutions to the service operation of device original equipment manufacturers (OEMs) and strategic large-scale end users in a variety of industries. We target specific industries that have significant service costs and uptime requirements as well as complex, intelligent systems. Our current target industries are:

     .    Industrial and Building Automation;
     .    High-technology Devices;
     .    Medical Instrumentation;
     .    Office Automation; and
     .    Semiconductor Equipment.

We believe these industries have the greatest current need and most appropriate systems for our DRM solutions. Complex, computer-controlled, electro-mechanical devices that cannot afford downtime characterize these industries. They often use "consumables" in their operation that device manufacturers want to automatically and remotely monitor and re-supply.

For example, the medical instruments market is characterized by a variety of sophisticated machines operated by non-technical personnel. These machines must stay operational and many use chemical consumables. Service costs and quality of service requirements are a serious issue, and manufacturers want to maximize revenue from consumables. High-end printers and copiers also present a number of opportunities for DRM. They are sophisticated, computer controlled

                               Axeda Systems Inc.
                                Business of Axeda

machines that tend to have frequent failures. In addition they use consumables like toner that represent the basis for much of their manufacturers revenue stream.

Today's computer controlled manufacturing environments are also a target for Internet-enabled control and industrial information solutions. Many manufacturers face the problem of inadequate access to the gigabytes of real-time status information produced annually by equipment on their factory floor. Semiconductor fabrication equipment and industrial machines are sophisticated computer controlled devices already networked on the factory floor. Their complexity makes them targets for DRM, as they are prone to service calls, yet any downtime is a major problem and expense for production lines.

Industrial automation applications in markets such as building automation, waste and water treatment, manufacturing, and oil exploration all utilize increasingly complex devices that demand sophisticated monitoring, control and remote service capabilities. We also believe that there is an opportunity for our DRM solutions in currently non-networked or mobile industries where there is a need for wide scale management of live device information. We are beginning to explore the transportation, home, vending, point-of-sale, and energy management markets as secondary vertical markets with partners who provide necessary technology or business ingredients, such as wireless communications technology.


PRODUCTS AND SERVICES

Device Relationship Management

The Axeda DRM/TM/ System comprises a suite of software products that link the enterprise to devices and enable remote service, commerce, monitoring and administration. Designed for real-world environments, Axeda DRM/TM/ leverages our patent-pending Firewall-Friendly/TM/ communications technology to let remote devices exchange information securely with DRM Enterprise servers at our customers' company headquarters, even when their devices are hidden behind their customers' corporate firewalls, and without special handling by their busy IT departments.

The Axeda DRM/TM/ System employs widely supported, standard Internet protocols like email, extensible mark up language ("XML"), SOAP, TCP/IP and HTTP to communicate over the Internet. Web browser interfaces are based on industry standard Java and HTML. This use of open standards enhances the system's portability and interoperability at the device and enterprise levels. To keep information secure, users of the Axeda DRM/TM/ System can employ a system of passwords and access privileges that can cover a single device or groups of devices. Transfer of information from devices to users is secured through authentication services, secure socket layer encryption, and digital signatures.

Axeda Applications/TM/
----------------------

Axeda Applications employ web-architected interfaces for remote device administration, desktop sharing, diagnostics and data visualization. Whether remotely calibrating a product at a customer site, administering a remote desktop, graphing real-time data for a device, or updating profile information in hundreds of installed products, Axeda DRM/TM/ users access all information via their standard web browsers. No special client-side software is required. Axeda Applications currently include:

     . Axeda Service/TM/ provides web-based access to global summaries and statistics of all operating devices and enables field service and technical support representatives to drill

                               Axeda Systems Inc.
                                Business of Axeda

          down for information from an individual device to access the status for problem diagnosis and resolution. Integration of real-time device data with customer databases instantly provides a complete view of the system-wide status of a remote device. Axeda Service provides interactive real-time and historical data as well as alarm notification and analysis. E-mail notification of detected alarms can be set to enable fast reaction to potential problems.

     . Axeda Access/TM/ extends the remote monitoring and diagnostics capability of the Axeda DRM/TM/ system beyond intelligent devices to include the remote administration of software applications, databases, desktop computers, servers and operating systems. It allows service and support specialists to use the Internet to remotely debug, update and administer software, increasing responsiveness to customer problems and avoiding costly on-site service calls compromising in corporate network security.

     . Axeda Administration/TM/ lets companies map the complex relationships between users and devices with tools to configure device business rules, define device information, and create and maintain user information. It allows organizations to provide proactive service worldwide while ensuring that only authorized personnel have access to sensitive device information.

Axeda Enterprise/TM/
--------------------

Axeda Enterprise server software provides a secure, fault-tolerant infrastructure for communicating and managing the information exchange between remote devices and businesses. Axeda Enterprise software acts as a device data center, storing and managing live and historical information in a secure environment. Business rules drive automated notification with people or initiate transactions with other enterprise business systems such as billing, maintenance, help-desk, inventory, resupply, ordering and asset management.

As organizations apply the benefits of DRM to larger populations of deployed devices servers with Axeda Enterprise software can be clustered to meet their scalability requirements. Deploying the Axeda DRM/TM/ System across multiple servers increases scalability and makes the system fault-tolerant through redundancy and fail-over between servers. Clustering is implemented using a standard "n-tier" web architecture; users and devices connect into the Axeda DRM/TM/ System via a group of web servers, load balanced based on the incoming traffic flow. At the application layer, multiple servers are added as needed to handle business logic processing demands. Likewise, at the database layer additional servers can be added to scale as the information flow increases. By allowing the addition of processing power at any layer in the architecture, Axeda Enterprise software enables servers to be tuned to scale based both on the number of users accessing applications, and the number devices being monitored.

Axeda Enterprise software is based on the Java(R) 2 Enterprise Edition (J2EE) platform standard, runs on all major server platforms, and takes full advantage of the open extensible Markup Language (XML) standard for communication, making it easy to share information and integrate with other applications.

Intelligent Agents
------------------

Axeda Intelligent Agents at the device allow distributed monitoring, communications and control. These software products run on or are attached to devices, allowing local data processing and two-

                               Axeda Systems Inc.
                                Business of Axeda

way, Firewall-Friendly/TM/ communications with the enterprise. By putting intelligence on devices, Axeda DRM/TM/ takes advantage of distributed processing to enable large-scale deployment of proactive device management.

Axeda Intelligent Agents are fully portable across the most popular operating systems and are easily integrated with existing designs or serve as the basis for entirely new products. Intelligent Agent technology is offered in a variety of forms: embedded within the chip or control processor, in an attached gateway, or as a full supervisory system capable of managing multiple devices or a whole facility. Our family of intelligent agents currently includes:

     . Axeda Connector/TM/ is a modular embedded application server that provides data acquisition, local decision-making, and web user interface for intelligent devices and systems. It can be used independently, or as the embedded device component of the Axeda DRM/TM/ System, connecting a single device to the Axeda Enterprise server. Axeda Connector functions as the eyes and ears of the Axeda DRM/TM/ System. It includes all functionality and XML processing needed to perform two-way Firewall-Friendly/TM/ communication with the Axeda Enterprise server, enabling Axeda Connector data and alarms to easily flow to the Enterprise Server through the Internet without local user or IT administration.

     . Axeda Gateway/TM/ pools the information from multiple devices in a local area and sends it to the Axeda Enterprise server, providing a single interface between multiple devices and the enterprise. Axeda Gateway includes the functionality and XML processing needed to perform two-way Firewall-Friendly/TM/ communication between a group of local devices and the Axeda Enterprise server.

     . Axeda Supervisor/TM/ provides local control for complex systems of devices such as building controls or plant floors, sending system-wide data to the Axeda Enterprise server and enabling central control and monitoring of geographically dispersed systems. Combining both discrete and process control with the Internet, Axeda Supervisor supplies the software tools businesses need to build a complete automation solution. Axeda Supervisor can be used as part of a full Axeda DRM/TM/ System or independently on a stand-alone basis as per our traditional industrial automation customers.

     . Axeda Remote/TM/ provides connectivity to remote computers for Firewall-Friendly desktop sharing and control by the Axeda Access application. Axeda Remote can be easily installed from a web site or even an e-mail attachment, making it easy for service personnel to set up a connection to the Axeda Access application.

Axeda Agent Connectivity
------------------------

A comprehensive library of customizable drivers, industry standard protocols, and sophisticated programs complete the connection between Axeda DRM/TM/ and the device. These include:

     . Axeda @aGlance/IT/TM/, a multi-platform, client-server communications technology for industrial information access. Through the use of Axeda @aGlance/IT servers, process data stored in distributed control systems, supervisory control software, and data

                               Axeda Systems Inc.
                                Business of Axeda

          historians is readily accessible to Axeda DRM/TM/ or other client applications. Axeda @aGlance/IT can be used to feed information to full DRM systems and is also sold on a stand-alone basis to companies needing inter-device communications.

     . Axeda FactorySoft OPC/TM/ Toolkits, which simplify the process of creating object linking embedding ("OLE") for Process Control (OPC) drivers to connect devices to the Axeda DRM/TM/ System, offering both rapid deployment and full-source development OLE for companies that want to quickly and thoroughly implement industry standard process control in their products. Axeda FactorySoft OPC allows simplified device data exchange with OPC-compatible products, allowing greater interoperability between automation and control applications, field devices, and business and office applications. Axeda FactorySoft OPC is also sold on a stand-alone basis to device manufacturers wishing to add industry standard OPC communications to their product.

Customization Products
----------------------

Axeda Customization products ensure that Axeda DRM/TM/ can be tailored to meet the specific needs of any organization.

     . The Axeda Application Toolkit adds the ability to customize Axeda Applications and create new custom applications that leverage the power of the Axeda DRM/TM/System.

     . The Axeda Integrator/TM/for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc.

     . Axeda Builder is the graphical development studio for creation, deployment and remote administration of Axeda Connector and Axeda Gateway applications.

DRM Implementation Services
---------------------------

Axeda delivers experienced project and system integration services designed to provide clients with unique DRM solutions that meet their specific business needs in the shortest time possible. Our clients get the advantage of working with software developers and application engineers with a broad range of technical and commercial e-business experience. Success is delivered through a proven methodology that ensures customer acceptance and satisfaction at each step of the way. Our methodology begins with a detailed evaluation of the business issues surrounding the Internet enabling of the client's products, systems and services and can include an operational proof-of-concept designed to show Axeda DRM/TM/ technology working in conjunction with the client's products, enabling the client management team to clearly see and understand the value of DRM as it applies directly to their business needs. Other services include installation, driver development, migration and tuning. Axeda also provides a range of educational and support services to assure successful 24x7 ongoing operation.

Service and Logistics Services
------------------------------

Axeda provides comprehensive service and logistics consulting and professional services to assist clients in optimizing the value of their service management business through improved service, revenue, materials and knowledge management. Provided by experienced professionals in the industry, our solutions encompass strategy, proven process design, proven best practices and applied technologies designed to increase customer loyalty, increase revenue/profit, and reduce

                               Axeda Systems Inc.
                                Business of Axeda

costs. Our full lifecycle of services span from functional and organizational readiness evaluations and business case development to the delivery of business transformation services, strategic/tactical and operational solutions, change leadership, technology integration, metrics and measurements, and experience-based capability models. Post-implementation support such as staffing and mentoring services and performance evaluation are also provided to ensure that our clients realize the full benefits from our services.

We specialize in the highly critical, yet frequently overlooked, areas that directly impact the success of new technology implementations. By helping set and achieve appropriate service goals, and addressing needed change in processes, people and technology, Axeda helps companies effectively apply technology to achieve breakthrough service business results.

STRATEGIC ALLIANCES

We have and will continue to enter into strategic alliances with experienced technology, systems, consulting and distribution companies carefully selected for their expertise in systems integration, hardware, software, enterprise applications and other critical services. Existing relationships include:

     . Siebel Systems, Inc. We are a Siebel Software Partner. Siebel is a leading e-business applications company, providing CRM solutions to some of the world's largest companies. Our Axeda Integrator for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc.

     . Nokia. In January 2002, we entered into a memorandum of understanding with Nokia, a leading mobile communications company. We are developing solutions to bring together the Nokia M2M Platform and the Axeda DRM System. Our objective is to jointly enable businesses in multiple markets to offer automated monitoring, management, service and re-supply of remote and mobile devices via wireless communications and the Internet.

     . NetSilicon. NetSilicon is a provider of software and integrated circuit solutions for intelligent networked devices and a leading supplier in the copier market worldwide. We are working with NetSilicon to integrate our products and jointly market these solutions to device manufacturers in a number of markets including printing/imaging. The NetSilicon-Axeda integration allows embedded systems developers using NetSilicon products to network-enable their devices to also, and simultaneously, enable the same devices for Axeda DRM.

SALES AND MARKETING

Our sales and marketing strategy is focused on target account selling in specific industries. The majority of our direct sales resources are targeted toward direct sales of DRM to large OEMs and strategic, large-scale end users in the United States, Europe, Japan and Israel. These direct resources are leveraged in the industrial automation market through a network of partner who sell components of the DRM system, including OEMs, contracted distributors and systems integrators, some of which support smaller customers and remote markets, such as those in South America, Eastern Europe, and China. We apply an integrated sales and marketing strategy with target account marketing efforts focused on media and analyst relations, product marketing, web sites, sales tools, targeted lead generation, executive events, direct marketing promotions and trade shows in target industries.

                               Axeda Systems Inc.
                                Business of Axeda

Through December 31, 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities in the aggregate amount of $1.2 million and paid royalties in the aggregate amount of $0.5 million. As of December 31, 2001, $0.5 million of the remaining potential $0.7 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 4.0% of revenues derived from sales of products which result from grants received through the Fund for the Encouragement of Marketing Activities.

As of December 31, 2001, eMation had an accrued liability of $0.5 million to the fund for encouragement of marketing activities. Royalties accrued in respect of the grants from the Fund for Encouragement of Marketing Activities are classified as a selling expense.

CUSTOMERS

We specifically target our Axeda DRM solution at organizations that build, service or use intelligent devices to run a business, particularly in industries that have significant service costs and uptime requirements as well as complex, intelligent systems. We currently serve Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. Our customers include Air Liquide, Beckman Coulter, Sauter, Shinkawa, PRI Automation, CERN, Siemens, Toshiba and Varian Medical Systems.

RESEARCH AND DEVELOPMENT

We believe that our future success depends in large part on our ability to enhance existing products, reduce product cost and develop new products that maintain technological competitiveness. We believe that we must continually enhance the performance and flexibility of our current products and successfully introduce new products to maintain a leadership position. Product development involves several functional groups within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market.

As of December 31, 2001, the our DRM business employed a total of 42 research and development personnel in three locations, in Mansfield, MA,, France and Israel. For the years ended December 31, 2001, 2000 and 1999, eMation as a stand alone entity had research and development expenditures, excluding non-cash compensation, totaling $5.9 million, $6.1 million and $2.1 million, respectively. To date, eMation has not capitalized any research and development expenses.

The majority of our DRM product line is developed at our research and development headquarters in Mansfield, MA. As of December 31, 2001, we employed a total of 24 research and development personnel in our Mansfield, Massachusetts office.

The Axeda Supervisor products, which have traditionally been used in industrial automation markets, are developed in Israel. As of December 31, 2001, we employed a total of 15 research and development personnel in our Israeli office and 3 in our offices in France.

In Israel, under the Law for the Encouragement of Industrial Research and Development of 1984, a research and development program that meets specified criteria is eligible for grants of up to

                               Axeda Systems Inc.
                                Business of Axeda

50% of the program's expenses. The program must be approved by a committee of the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. The recipient of the grants is required to return the grants by the payment of royalties on the sale of products developed using the grants. Current regulations promulgated under the law provide for the payment of royalties to the Office of the Chief Scientist ranging from 3.0% to 3.5% on the sale of products developed using such grants until 100% of the grant is repaid. Grants received under programs approved after December 31, 1998 will accrue interest at an annual rate of 12-month LIBOR applicable to dollar deposits. Royalties are paid in NIS linked to the dollar at the exchange rate in effect at the time of payment. Following the full payment of such royalties and interest, there is no further liability for payment to the Office of the Chief Scientist.

Through December 31, 2001, eMation received grants from the Office of the Chief Scientist in the aggregate amount of $1.8 million and paid royalties in the aggregate amount of $1.3 million. As of December 31, 2001, $0.1 million of the remaining potential $0.5 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the Office of the Chief Scientist. The terms of the Office of the Chief Scientist grants require that eMation manufacture its products that are developed with such grants in Israel. In addition, eMation may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

As of December 31, 2001, eMation had an accrued liability to pay the office of the Chief Scientist $0.1 million in royalties. Any royalties accrued in respect of the office of the Chief Scientist grants are classified as a cost of revenues.

COMPETITION

Our DRM solutions span a range of capabilities in a number of industries, and the competitive landscape varies across each of these solutions. The principal competitive factors that affect the DRM market are:

     .    our customer service and support;
     .    our product reputation, quality, performance; and
     . the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

The principal competitors to the Axeda DRM/TM/ System today are in-house developers within the machine and device manufacturers that are our prime sales targets or systems integrators doing custom product development. We believe our time to market expertise, major cost advantage (buy vs. build), breadth of solution, and significant intellectual property enables us to win over custom developed solutions. We believe that our strong knowledge of embedded control systems and real-time data exchange over the Internet balanced with our enterprise software experience make our products unique, flexible, and robust alternatives to developing full solutions in-house.

Some vertical market solution suppliers have also developed device management infrastructures for use in specific industries. Today companies such as Brooks Automation (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), Motive (computers), eVend.Net (vending) and WindRiver
(home) compete in specific industries in which we also operate. Our distributed architecture and Firewall-Friendly approach significantly differentiate our offering by reducing costs of implementation and support while easing system administration. Today our strategy is to attempt to partner with vertical market solution suppliers

                               Axeda Systems Inc.
                                Business of Axeda

whenever possible, selling buy over build economics and enabling these companies to focus on their core application competencies.

We expect competition to intensify as the DRM market matures. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

We expect to see new or increased competition from several areas, including:

     . Device Networking - The embedded networking companies are perhaps the most visible infrastructure companies in this emerging market. Axeda, however, does not develop networking protocols and our technology generally can work with any open or proprietary communications protocols. We therefore today see device-networking companies like NetSilicon, emWare, e-Device, Lantronix, ProSyst, Opto22, domainLogix, and Echelon as current or potential partners. We believe that the current focus of these embedded networking companies is primarily on Internet-enabling devices, which complements our focus on managing device data remotely via distributed, enterprise-class solutions. However, in the future these companies may choose to directly compete with us.

     . Industrial Automation Products - There are a number of automation products available worldwide from vendors large and small that are used to monitor and control machines and devices. Some of these PC-based HMI/SCADA software companies have focused on extending their business upward to Web-based access and enterprise application integration typically to support e-manufacturing. Today these companies compete directly with our Axeda Supervisor product, which is differentiated by its strong Internet monitoring, control, and visualization support. Over time we could see these companies as competitors in the full DRM market. These companies include WonderWare, Intellution, Indusoft, Afcon, Iconics, IndX, Rockwell Automation, Siemens and GE Fanuc.


     . e-Business Platforms - We see the large CRM companies, network management vendors and e-business technology platform providers such as Siebel Systems, Oracle, IBM, SAP, BEA, PeopleSoft, Sun Microsystems, Hewlett Packard, and Computer Associates as both potential competitors and partners. These companies have an interest in device networking and pervasive computing technologies and could choose to extend their offering into DRM. Building on well-understood and widely available standard infrastructure components, such as J2EE(R)application servers and relational databases, enables us to interoperate with and to take advantage of partnering opportunities with these suppliers as well as their application and systems integration partners. Axeda is a Siebel Software Partner and our Axeda Integrator/TM/for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc. However, in the future these companies may choose to compete directly with us.

                               Axeda Systems Inc.
                                Business of Axeda

We believe we can minimize competitive threats with extensive partnering activities with Internet-enabling technology vendors and by providing a comprehensive platform for vertical market application vendors who have specific industry expertise. We believe the capabilities of our DRM solution, which span from machine and device control to departmental data acquisition and to full DRM, represent a significant offering that is currently unmatched in any of the product competitors identified above.

INTELLECTUAL PROPERTY

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. We currently have four patent applications pending in the United States and three patent applications pending internationally with respect to our DRM technology. We have applied to register the trademark "AXEDA" in the U.S. Patent and Trademark Office, and have numerous corresponding trademark applications filed for "AXEDA" in foreign jurisdictions. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Further, our software licensing agreements provide for protection of our intellectual property within our software.

EMPLOYEES

As of December 2001, we had a total of one hundred and eighty-eight (188) full-time employees, sixty-seven (67) of whom were engaged in research and development, fifty-one (51) in sales, eleven (11) in marketing, twenty-one (21) in service and thirty-eight (38) in administration. As of December 2000, we had a total of one hundred and sixty-five (165) full-time employees, ninety-seven
(97) of whom were engaged in research and development, fifteen (15) in sales, sixteen (16) in marketing and thirty-seven (37) in administration.

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

                               Axeda Systems Inc.
                                Business of Axeda

RISK FACTORS

Our business is subject to a number of risks. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $51.1 million for the year ended December 31, 2001. To date, we have not achieved operating profitability on an annual basis. eMation as a stand-alone entity incurred a net loss from operations of approximately $14.3 million for the year ended December 31, 2001 and has not achieved operating profitability on an annual basis.

We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

We are currently undergoing a business transition that may adversely affect our Company

We sold the assets of our CE business and our IA business in March 2001. As part of these sales, approximately 89 of our employees accepted employment with either STMicroelectronics or Phoenix Technologies. These employees were dedicated primarily to research and development activities in the digital media market. The reduction in our research and development workforce has adversely affected our ability to offer new products in the digital media market. The reduction in our sales force adversely affected our ability to sell our digital media products. These sales negatively impacted relationships with our partners, distributors and customers in the digital media market and left us with a limited digital media offering of products that could be used only in personal computers. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the CE market prior to March 2006. As a result, we are subject to economic pressures that adversely affect our ability to compete in the digital media market.

In December 2001, we announced the completion of the eMation acquisition. Our focus on the DRM business will present challenges different from those presented by the digital media business. We cannot assure you that our management team will be successful in managing this new business. If we are unable to successfully operate the DRM business, our business and operating results will be adversely affected.

We are seeking strategic alternatives for our digital media business.

Our future success depends upon the acceptance of our DRM solution

We expect our future growth to be increasingly driven by our DRM products and services. We have limited experience in this market. We acquired eMation in December 2001 eMation was founded in 1988 and historically derived its main source of revenue from its industrial automation products.

                               Axeda Systems Inc.
                                Business of Axeda

eMation as a stand-alone entity generated revenues of approximately $2.7 million, or 22.2% of eMation's stand-alone total revenues, from DRM products and services for the year ending December 31, 2001. eMation has historically derived its main source of revenue from industrial automation products and services, which generated revenues of approximately $9.5 million and $9.6 million for the years ending December 31, 2001 and 2000, respectively.

Factors adversely affecting the pricing of or demand for our DRM products, such as competition and technological change, could have a material adverse effect on our business, financial position and results of operations. If our DRM products do not achieve market acceptance or if competitors release new products that achieve greater market acceptance, have more advanced features, offer better performance or are more price-competitive, revenues from our DRM products may not grow as expected.

Our DRM products will involve significant capital expenditures by our customers. We have a limited history of selling DRM products and will have to devote substantial resources to educate prospective customers about the benefits of our DRM products. Even if our DRM products are effective in reducing our customers' costs or in providing our customers with new revenue sources, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

We may not be able to successfully make or integrate acquisitions of other companies

We have in the past and intend in the future to continue to acquire businesses. Acquisitions are particularly difficult to assess because of rapidly changing technological standards. If we are unable to successfully integrate acquisitions, our business could suffer. We may be subject to various risks as a result of the eMation acquisition and other future acquisitions of this type, including:

     .    the possibility that the business cultures may not mesh;

     .    interruption of the operations of the combined businesses;

     . the possibility that management may be distracted from regular business concerns by the need to integrate operations or operate the businesses separately which may result in interruption of the operations of the combined businesses;

     .    problems in retaining employees;

     .    challenges in retaining customers;

     . anticipated and unanticipated costs relating to additional administrative or operating expenses of each business; and

     . the potential inability to maintain uniform standards, controls, procedures and policies.

Our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

                               Axeda Systems Inc.
                                Business of Axeda

We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any previous period as an indication of our future performance because our business model has changed significantly since inception and has further changed with the acquisition of eMation.

You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet the expectations of investors, which could cause our stock price to decline.

Our operating results have varied widely in the past, and we expect that they will continue to vary significantly as we attempt to establish our products in the DRM market and transition to a new business model. Furthermore;

     . variations in demand for our products and services, which are relatively few in number;

     . customers' decisions to defer or accelerate orders for our products or services;

     . capital budgeting and purchasing cycles of current and prospective customers may cause our sales to be seasonal; it is difficult for us to evaluate the degree to which this seasonality may affect our business;

     . the timing of large contracts that materially affect our operating results in a given quarter;

     .    delays in introducing new products and services;

     . changes in our pricing policies or the pricing policies of our competitors;

     .    the costs of litigation and intellectual property protection;

     . our ability to develop and attain market acceptance of enhancements to our products;

     .    new product introductions by competitors;

     .    the mix of license and services revenues;

     . unanticipated customer demands which impact our ability to deliver our products and ultimately recognize revenues;

     .    the mix of domestic and international sales;

     .    costs related to the acquisition of technologies or businesses;

     . our ability to attract, integrate, train, retain and motivate sales and marketing, research and development, administrative and product management personnel;

     .    our ability to expand our operations; and

     . global economic conditions as well as those specific to the industries we operate in.

We determine our operating expenses largely on the basis of anticipated revenue trends and a

                               Axeda Systems Inc.
                                Business of Axeda

high percentage of our expenses are fixed in the short term and are significant. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In future quarters, our operating results may be below the expectations of investors. In this event, the price of our common stock may fall significantly.

We may not be able to compete effectively

Competition in the market for DRM solutions is emerging and expected to grow stronger. If we are unable to compete effectively, the demand for, or the prices of, our products may be reduced. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect our performance in the DRM market are the following:

     .    our ability to effectively market and sell our products;
     .    our customer service and support;
     .    our product reputation, quality, performance; and
     . the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.


We compete in a market with companies that may utilize varying approaches to enable the remote management of information from intelligent devices. The principal competitors to the Axeda DRM System today are in-house developers within the machine and device manufacturers that are our prime sales targets or systems integrators doing custom product development. These companies may choose to deploy their own information technology personnel or utilize system integrators to write new code or rewrite existing applications in an effort to develop their own information extraction solutions. As a result, prospective clients may decide against purchasing and implementing externally developed software and, instead, may develop their own solutions similar to our DRM solutions. Some vertical market solution suppliers have also developed device management infrastructures for use in specific industries. Today companies such as Brooks Automation (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), Motive (computers), eVend.Net (vending) and WindRiver (home) compete in specific industries that we operate in.

We expect competition to intensify as the DRM market matures. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Futhermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of markert share any of which could harm our business.

                               Axeda Systems Inc.
                                Business of Axeda

We may not be able to keep pace with technological advances

The process of remotely extracting information from intelligent devices will likely be characterized by rapid technological change, frequent new product introductions and emerging industry standards. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our products to remain competitive. Our products could become obsolete and unmarketable if we are unable to quickly adapt to new technologies or standards.

To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes, evolving industry standards and other market changes and developments in a timely manner and on a cost-effective basis. Although we plan to continue to spend substantial amounts for research and development in the future, we cannot assure you that we will develop new products and product enhancements successfully or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies and other market changes and developments could adversely impact our business.

Our sales cycle for DRM products is long and may be seasonal and we may rely on large contracts from relatively few DRM customers

Our software license revenues may result from a relatively small number of sales, some of which generate disproportionately large revenues. In addition, our sales cycle is lengthy. Sales of our products may be subject to seasonality. These sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, before purchasing our products, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. It may take up to six to nine months or more from the time we first contact a prospective customer before receiving an initial order.

We are dependent upon our key management for our future success, and few of our key personnel are obligated to stay with us

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

We may not be able to hire and retain qualified employees, which would impair our ability to grow

Hiring qualified personnel, particularly sales, marketing, engineering and product management personnel, is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the industry. In addition, most of our United States operations are conducted through our offices in Malvern, Pennsylvania and Mansfield, Massachusetts. We have in the past and expect in the future to face difficulties locating qualified personnel in these locations.

Our success depends upon the successful expansion of our sales force

                               Axeda Systems Inc.
                                Business of Axeda

The expansion of our direct sales force and indirect distribution channels will be difficult, will take time and will be costly. Our growth could be limited if we fail to achieve this expansion. We need to expand our direct sales force in order to significantly increase market awareness of our DRM products and to generate increased revenues. New sales personnel will require training and it will take time for them to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain a sufficient number of new sales personnel to expand our operations. Our sales and marketing expenses may increase as a percentage of revenues while we expand our direct sales force. Unless this expansion results in a proportionate increase in revenues, our margins and business may be adversely affected.

We may not achieve future growth if we are unable to expand our indirect distribution sales channels

We believe that our future success is dependent upon the expansion of indirect distribution channels, consisting of relationships with independent software vendors, software distributors and system integrators. We currently have relationships with only a limited number of these indirect distribution channels. Nevertheless, we have derived, and we anticipate that we will continue to derive, a significant portion of our revenues from these relationships.

Our future growth will be limited if:

     .    we fail to work effectively with indirect distribution channels;

     . we fail to increase the number of indirect distribution channels with which we have relationships;

     . the business of one or more of our indirect distribution channels fails; or

     . there is a decrease in the willingness and ability of our indirect distribution channels to devote sufficient resources and efforts to marketing and supporting our products.

If any of these circumstances occurs, we will have to devote substantially more resources to the sales, marketing, distribution, implementation and support of our products than we otherwise would, and our own efforts may not be as effective as those of our indirect distribution channels.

We rely upon technology licensed from third parties, and if we do not maintain these license arrangements, we may experience delays until replacement technology is licensed and integrated

We license technology that is used in our products from third parties under agreements and we may not be able to maintain these license arrangements. This technology may not continue to be available on commercially reasonable terms, if at all, and would be difficult to replace. The loss of any of these technology licenses could result in delays until replacement technology is licensed and integrated. In addition, any defects in this licensed technology could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

Our business model depends upon licensing our intellectual property, and if we fail to protect our proprietary rights, our business could be harmed

                               Axeda Systems Inc.
                                Business of Axeda

Our ability to compete depends substantially upon our internally developed technology. We have a program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. However, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. If we are not successful in protecting our intellectual property, our business could be substantially harmed.

Our pending patents may never be issued, and even if issued, may provide us with little protection

We regard the protection of patentable inventions as important to our business. We currently have four U. S. patent applications pending relating to our DRM business and three patent applications pending internationally. It is possible that:

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

     . other companies may claim common law or other trademark rights based upon state or foreign law which precede our registration or use of such marks;

     . current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

     . companies we acquire may not have taken similar precautions to protect their proprietary rights;

     . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming and we are unable to determine the extent to which piracy of our

                               Axeda Systems Inc.
                                Business of Axeda

          products and trademarks may occur, particularly overseas;

     . certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

     . tamper-resistant copy protection codes in our software may not be successful in preventing unauthorized use of our software.

The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources and, therefore, could harm our business.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience network or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

     .    delay or loss of revenues;

     . although we have not lost a customer due to defects, it is foreseeable that a customer could cancel a contract due to defects;

     .    diversion of development resources;

     .    increase product development costs;

     .    damage to our reputation;

     .    delay or diminish market acceptance of our products;

                               Axeda Systems Inc.
                                Business of Axeda

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

We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming

Substantial litigation regarding intellectual property rights exists in our industry. There is a risk that third-parties, including current and potential competitors and current developers of our intellectual property, will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. Software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us.

We have received notices of claims, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties' intellectual property rights that may result in restrictions or prohibitions on the sale of our products and cause us to pay license fees and damages.

Some third parties claim to hold patents covering various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

     . Our digital video stream management solutions comply with industry DVD specifications, which incorporate technology known as MPEG-2 that governs the process of storing a video input in digital form. We have received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third party claims and we may be required to agree to indemnify them to secure future business or otherwise.

     . A group of companies has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified us, as well as a number of PC manufacturers, including our customers, that the distribution of products that incorporate the MPEG-2 technology infringes patents owned by members of the consortium. MPEG-LA has requested that these PC manufacturers pay license fees for the use of the technology covered by MPEG-LA patents.

                               Axeda Systems Inc.
                                Business of Axeda

     . Another group of companies has formed a consortium known as DVD6C (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. DVD6C has notified us, as well as a number of PC manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that products that incorporate the DVD technology infringe patents owned by members of the consortium. DVD6C has requested that we as well as these PC manufacturers pay license fees for using the DVD6C patents.

     . A third party has notified us, as well as two of our customers, that parental control features of our CineMaster products infringe patents held by the third party.

     . Another consortium of companies, commonly known as 3C, notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents.

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

     . A third party has asserted that some of our products infringe one or more of such third party's patents in the field of all format decoders. The third party has stated that it was prepared to license the relevant patents to us on favorable terms. We have been in discussions with such third party. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims. Some of our license agreements, including many of the agreements we have entered into with our large PC OEM customers, contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers, including Dell and Gateway.

We may be required to pay substantial damages and may be restricted or prohibited from selling our digital media products if it is proven that we violate the intellectual property rights of others. If MPEG LA, DVD6C, 3C, or any other third party proves that our digital media technology infringes its proprietary rights, we may be required to pay substantial damages for past

                               Axeda Systems Inc.
                                Business of Axeda

infringement.

In addition to the claims described above, we may receive notices of claims of infringement of other parties' proprietary rights. The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management's time. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including triple damages if we are held to have willfully infringed a third party's intellectual property. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

In addition, rather than litigating an infringement matter, we may determine that it is in our best interests to settle the matter. The terms of a settlement may include the payment of damages and our agreement to license technology in exchange for a license fee and ongoing royalties. These fees may be substantial. If we are forced to take any of the actions described above, defend against any claims from third parties or pay any license fees or damages, our business could be harmed.

We face risks associated with the search for strategic alternatives for our digital media business

We are seeking strategic alternatives for our digital media business. The internal and external changes that have and will result from our announcement concerning the search for strategic alternatives for our digital media business may disrupt our employees, partners, distributors, stockholders and customers and may create a prolonged period of uncertainty, which could have a material adverse effect on our digital media business, prospects and financial condition. If we continue to operate our digital media business, we will continue to face risks, including:

     . our digital media business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products;

     . the loss of a single customer could significantly harm our digital media business because a majority of our revenues is derived from a small number of customers;

     . since most of our revenues are derived from a small number of customers, problems those customers experience will directly impact our business;

     . since our customers have not executed long-term contracts with us, our revenues could decline significantly with little or no notice;

     . our revenues are dependent upon acceptance of products that incorporate our technology only in the PC industry;

     . we rely on the PC industry, which has risks and uncertainties that are beyond our control;

                               Axeda Systems Inc.
                                Business of Axeda

     . we are subject to a non-competition agreement and other contractual arrangements prohibiting us from selling products in significant aspects of the CE market;

     . we currently depend upon demand for digital entertainment products, which may not be sustained;

     . increasing competition may cause our prices to decline, which would harm our operating results;

     . competition in the digital media market is likely to continue to increase and could harm our business;

     . if we fail to manage technological change in the digital media business, respond to evolving industry standards or enhance our digital media products' interoperability with the products of our customers, demand for our digital media products will decrease and our digital media business will suffer;

     . we may not be able to respond to rapidly changing consumer preferences in the digital media market;

     . we may be restricted or prohibited from selling our products and/or may be required to pay license fees or royalties on future sales of our digital media products if it is proven that we violate the intellectual property rights of others; and

     . delays in providing our digital media products to our customers may affect how much business we receive.

It may be difficult to raise needed capital in the future, which could significantly harm our business

We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2002. Our capital requirements will depend on many factors, including:

     .    acceptance of and demand for our products;

     . the number and timing of acquisitions and the cost of such acquisitions;

     .    the costs of developing new products;

     .    the costs associated with our expansion; and

     . the extent to which we invest in new technology and research and development projects.

Although our current business plan does not foresee the need for further financing to fund our operations for the next two years, due to risks and uncertainties in the market place as well as a potential of pursuing further acquisitions, we may need to raise additional capital. Additionally, to the extent that the proceeds from the dispositions of our CE and IA assets are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your

                               Axeda Systems Inc.
                                Business of Axeda

percentage ownership in Axeda would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Uncertainties exist regarding our stock repurchase program

On September 27, 2001, we announced that our Board of Directors had approved the repurchase of up to $10 million worth of our outstanding shares of common stock. We indicated that we expected to complete these purchases over the next 12 months. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program.

We face inventory risks that may be increased by our business shift away from the Internet appliance business

During the year ending December 31, 2001, we recorded net inventory charges of $18.5 million. As of December 31, 2001, we have approximately $2.1 million of net inventory, the majority of which was acquired from May through October 2000 to support production of our IA hardware designs. This inventory was purchased to accommodate long lead times for components in order to meet the anticipated demand for our IA products (the Internet screen phone, set-top box and Nucleo platform). The sale of our IA business included the assignment of our IA customer contracts, but not the inventory to support production of the associated products. While we have obtained assurances that we will be the preferred supplier of inventory to Phoenix Technologies for these products, we may not be able to sell the entire inventory that we currently have. Furthermore, even if our efforts to sell this inventory are successful, we may not be able to recover the remaining carrying amount of the inventory due to market price fluctuations and other market conditions.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation, net of forfeitures, within stockholders' equity of $2.8 million at December 31, 2001, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $1.8 million remains at December 31, 2001 and will be amortized as follows: $1.3 million in 2002; $0.4 million in 2003; and $0.1 million in 2004.

The amount of stock-based compensation in future periods will increase if we grant stock options where the exercise price is less than the quoted market price of the underlying shares or if we modify the terms of existing stock options. The amount of stock-based compensation amortization in future periods could decrease if options for which accrued, but unvested deferred compensation has been recorded, are forfeited.

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including Israel, France, Holland, the United Kingdom, Latin America and all of Asia. Our operations outside the United States include facilities located in Israel, France, Holland, the United Kingdom and Japan. In the year ended December 31, 2001, we, and

                               Axeda Systems Inc.
                                Business of Axeda

eMation as a stand-alone entity, derived approximately 41% and 66% of our revenues, respectively, from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products into our international operations.

Additional risks related to selling and operating in foreign countries include, among others:

     .    legal uncertainty regarding liability;

     .    language barriers in business discussions;

     . cultural differences in the negotiation of contracts and conflict resolution;

     .    time zone differences;

     .    reduced protection for intellectual property rights in some countries;

     .    differing labor regulations;

     .    tariffs, trade barriers and other regulatory barriers;

     .    problems in collecting accounts receivable;

     .    political and economic instability;

     .    changes in diplomatic and trade relationships;

     .    seasonal reductions in business activity;

     .    potentially adverse tax consequences;

     .    changes in a country's or region's political or economic conditions;

     .    complexity and unexpected changes in local laws and regulations;

     .    greater difficulty in staffing and managing foreign operations; and

     .    increased financial accounting and reporting burdens and complexities.

                               Axeda Systems Inc.
                                Business of Axeda

We are subject to risks associated with doing business in the State of Israel

Conditions in Israel may affect our operations. Our subsidiary Axeda Systems, Ltd. (formerly eMation Ltd.) is incorporated in Israel. We have an office and approximately 30 employees in Israel and approximately 3% of eMation's sales as a stand-alone entity for the year ended December 31, 2001 were made to customers in Israel. Our Axeda Supervisor products (formerly known as WizFactory), are developed in Israel.

We are directly influenced by the political, economic, and military conditions affecting Israel and the Middle East. Therefore, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations.

We are subject to conditions attached to governmental grants we have received

In the past, eMation was the beneficiary of certain governmental grants from government agencies in Israel to encourage development and marketing of technology under certain conditions. We do not expect to apply for additional grants in the future of this nature. Through December 31, 2001, eMation received grants from the Office of the Chief Scientist in the aggregate amount of $1.8 million and paid royalties in the aggregate amount of $1.3 million. As of December 31, 2001, $0.1 million of the remaining potential $0.5 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the Office of the Chief Scientist. The terms of the Office of the Chief Scientist grants require that eMation manufacture its products that are developed with such grants in Israel. In addition, eMation may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee. Additionally, through December 31, 2001 eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities in the aggregate amount of $1.2 million and paid royalties in the aggregate amount of $0.5 million. As of December 31, 2001, $0.5 million of the remaining potential $0.7 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 4.0% of revenues derived from sales of products which result from grants received through the Fund for the Encouragement of Marketing Activities.

                               Axeda Systems Inc.
                                Business of Axeda

We face risks from the uncertainties of any future governmental regulation

Many of the industries in which our products are used are subject to U.S. and foreign governmental regulation. We are not currently subject to direct regulation by any domestic or foreign governmental agency (excluding regulation by governmental agencies in Israel, that have provided grants to us), other than regulations applicable to businesses generally. However, it is possible that future laws and regulations may be adopted that regulate our products and the industries in which they are sold. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to our products and the industries in which they are sold.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

As of December 31, 2001, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 6.7 million shares, or 25% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our certificate of incorporation and by-laws make changes of control difficult even if they would be beneficial to our stockholders

The board of directors has the authority without any further vote or action on the part of our stockholders to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Our business and future operating results are subject to a broad range of uncertainties arising out of the recent terrorist attacks on the United States

                               Axeda Systems Inc.
                                Business of Axeda

Our business and operating results are subject to uncertainties arising out of the recent terrorist attacks in New York City and Washington, D.C. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of military action or additional terrorist activities. Any similar activity of this nature or even rumors of such activity in the future could harm our operating results and stock price.

We face risks associated with government regulation of and legal uncertainties regarding e-commerce and the use of the Internet.

As of December 31, 2001, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain practices. Because of the Internet's popularity and increasing use, as well as the sometimes imperfect fit of traditional legal doctrines to Internet-related issues, new laws and regulations may be adopted. These laws and regulations may cover issues such as pricing, content, copyrights, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease the revenue of our customers and our partner companies and place additional financial burdens on our business and the businesses of our customers and our partner companies.

Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding online copyright infringement. Although these and other laws may not have a direct adverse effect on our business or those of our partner companies, they add to the legal and regulatory uncertainty faced by Internet commerce and e-commerce companies.

In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years. This tax moratorium was extended by Congress in November 2001 and extends through November 2003. Even with the moratorium reenacted, it would not prohibit states or the Internal Revenue Service from collecting taxes that are due under existing tax rules.

One or more states or any foreign country may seek to impose tax collection or record keeping obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. A successful assertion by one or more states or any foreign country that we should collect taxes on activities related to sales or use of our products would harm our business.

Our business is subject to changes in financial accounting standards, which may affect our reported revenue, or the way we conduct business

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive

                               Axeda Systems Inc.
                                Business of Axeda

Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

                               Axeda Systems Inc.

Item 2

 Properties

As part of the sale of our CE assets to STMicroelectronics in March 2001, STMicroelectronics assumed our lease for our corporate headquarters, which included approximately 47,000 square feet of space in an office complex located in Malvern, Pennsylvania. In April 2001, we moved our principal offices in Malvern to another building within the same office complex as our former offices. The new lease is for approximately 14,000 square feet of space, expires in November 2002 at an annual rental of approximately $240,000 plus operating expenses. As a result of our move, our future minimum required lease payments were reduced by a total of approximately $6.8 million. We also lease approximately 9,000 square feet of office space under a five-year lease expiring in March 2005 in San Jose, California, at an annual rental of approximately $400,000 including operating expenses, with sales offices and PC engineering facilities for our digital media business.

We currently leases approximately 12,000 square feet of space in an office building located in Mansfield, MA for research and development, sales and support and administrative activities. This facility is leased through July 2004 at an average annual rental of approximately $270,000.

We also lease approximately 1,000 square feet of space in Israel for research and development activities at an annual rental of approximately $142,000. This facility is leased through August 2004.

We currently leases eight other international sales offices in France, the Netherlands, Japan and Great Britain. We expect to close our Great Britain facility in 2002 and consolidate activities in our offices in France. The combined annual rental for these offices is approximately $200,000 and the leases have terms expiring from April 2002 through November 2012.

With the exception of the Mansfield facility, which we are currently considering expanding, we believe these facilities will be adequate to fulfill our needs for the foreseeable future.

We maintain approximately 9,000 square feet of office space in Marlborough, MA under an operating lease. This space is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $181,000 and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $0.9 million was accrued by eMation as of the date of acquisition. We are pursuing opportunities to sublease this office. See note 4 to the consolidated financial statements contained at Item 8 herein.

                               Axeda Systems Inc.

Item 3

Legal Proceedings

On or about August 10, 2000, Corum Group, Ltd. filed an action against Cinax Designs Inc. and us in the United States District Court for the Western District of Washington (No. C00-132D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of Axeda common stock and no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly owned subsidiary, which preferred stock is exchangeable, on a one- for-one basis, into shares of Axeda common stock. In the complaint Corum alleged that it introduced us to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of Axeda common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of Axeda common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, we entered into a settlement and release agreement with Corum and the action was subsequently dismissed. Pursuant to the settlement agreement, we have paid $110,000 and issued 140,000 shares of Axeda common stock to Corum.

Between February and April 2000, eleven class action lawsuits were filed against certain of our current and former officers and directors and us in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Exchange Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are waiting for a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of Axeda common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

In April 2001, a third party who licenses software to us filed a lawsuit against us in California. The dispute arose out of a contract whereby we licensed software from this third party for use with the eSurfer browser bundled with our Internet set-top box assets sold to Phoenix Technologies in March 2001. The third party claimed that there were fees due and owing under the contract. We entered into a confidential settlement agreement with the third party in July 2001 and the case has been dismissed. The amount of the settlement had been fully accrued as of December 31, 2000.

      On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of the Company's initial public offering. The action was filed in the United States District Court for the Southern

                               Axeda Systems Inc.

District of New York, purportedly on behalf of investors who purchased the Company's stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

In June 2000, we entered into a one-year distribution rights agreement ("the Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement, we issued a warrant to purchase 1,500,000 shares of our common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement.

Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provided for the immediate termination of the Agreement, including the right for us to terminate the warrant and a royalty-free right in 2001 for us to use the mark "WWWTV", which we would own after December 31, 2001. In addition, in January 2001, we paid approximately $1.2 million to ATSA in exchange for the settlement and release and were required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 14c) is included in other selling and marketing expenses in the consolidated statement of operations for the year ended December 31, 2001. In January 2002, the parties were in disagreement about whether and to what extent a payment for any finders fee was due to ATSA for 2001. On January 30, 2002, the parties entered into a confidential general settlement and release agreement, which resolved the dispute between the parties concerning the payment of a finder's fee. In connection with the January 2002 settlement, the we paid $325,000 in cash to ATSA and transferred title to 15,000 Internet set-top boxes, with a net book value of approximately $675,000, for an aggregate and final settlement of the liability to ATSA of $1,000,000.

From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "RISK FACTORS - We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming."

                               Axeda Systems Inc.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Our 2001 Annual Meeting was held on December 5, 2001. The following proposals were submitted to a vote at such meeting: to issue up to 8 million shares of our common stock for the purchase of all of the issued share capital of eMation, Ltd. and issue up to 1.55 million shares of our common stock upon the exercise of eMation options to be assumed by us, as contemplated by the share purchase agreement amended and restated as of October 5, 2001; to elect Robert M. Russell Jr. and Francis E. J. Wilde III as directors to serve for three-year terms ending in the year 2004 or until their successors are duly elected and qualified; and to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2001. The results of the votes on these matters is disclosed below.

                                                 Votes Withheld or                     Broker
                                      Votes For       Against        Abstentions      Non-Votes
eMation Acquisition                   9,778,468       691,303          121,894        5,535,375

Directors
Robert M. Russell Jr.                15,615,444       511,596               --               --
Francis E. J. Wilde III              14,649,617     1,477,423               --               --

Ratify appointment of KPMG LLP       15,735,665       345,771           45,604               --

ITEM 4(A)  Executive Officers of Axeda

The executive officers of Axeda and certain information about them as of March 28, 2002 is provided below.

--------------------------------------------------------------------------------
NAME                        AGE      POSITION WITH AXEDA
----                        ---      -------------------
--------------------------------------------------------------------------------
Robert M. Russell Jr.       50       Chairman of the Board and Chief Executive
                                     Officer
--------------------------------------------------------------------------------
Dale E. Calder              40       President and Director
--------------------------------------------------------------------------------
Thomas J. Fogarty           39       Executive Vice President, Chief Financial
                                     Officer and Treasurer
--------------------------------------------------------------------------------
Ned E. Barlas               38       Senior Vice President, Chief Legal Officer
                                     and Secretary
--------------------------------------------------------------------------------

Robert M. Russell Jr. Mr. Russell was appointed to our board on June 21, 2001 and was appointed Chief Executive Officer by our board effective on August 6, 2001. From May 2000 until August 2001, Mr. Russell was the President and Chief Executive Officer of Thompson Learning's Life Long Learning Group. From April 1994 to May 2000, Mr. Russell served, first, as Senior Vice President and General Manager of McGraw Hill's Sweets Group, and subsequently, as President of McGraw-Hill's Construction Information Group. Mr. Russell also serves on the boards of directors of Ohio University College of Business, the American Architectural Foundation and the National Building Museum (Washington D.C.). Mr. Russell holds a B.S. in Computer Science from Ohio University and is a graduate of the Yale School of Management.

Dale E. Calder. Mr. Calder was appointed to our board and as our President on December 7, 2001. Mr. Calder became the President and Chief Executive Officer of eMation in October 1998 as a result of the acquisition of FactorySoft, Inc. by PC Soft International Ltd., which changed its name in February 2000 to eMation, Inc. From 1996 to 1998, Mr. Calder served as the President of FactorySoft. FactorySoft, which was founded by Mr. Calder in 1996, produced connectivity tools for the automation industry. Mr. Calder attended Duke University and the University of North

                               Axeda Systems Inc.

Carolina at Charlotte and graduated with a degree in Electrical Engineering and also attended the MBA program at Carnegie-Mellon University.

Thomas J. Fogarty. Mr. Fogarty joined us in May 2000 as Senior Vice President, Corporate Services and Chief Financial Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2001. Prior to joining us, from September 1999 to May 2000, Mr. Fogarty served as Senior Vice President and Chief Financial Officer of DecisionOne Corporation, a multivendor computer software and hardware maintenance company. From January 1995 to August 1999, Mr. Fogarty served as Vice President, Finance and Treasurer of DecisionOne. Mr. Fogarty holds both a B.B.A. in accounting and an M.B.A. from the Wharton School at the University of Pennsylvania.

Ned E. Barlas. Mr. Barlas joined us in June 1999 as Vice President and Chief Legal Officer. In May 2000, Mr. Barlas became Secretary. In July 2000, he became Senior Vice President. From March 1994 to June 1999, Mr. Barlas was an attorney associated with Panitch Schwarze Jacobs & Nadel, P.C., a law firm specializing in intellectual property matters based in Philadelphia. Mr. Barlas holds a B.A. in Economics from Swarthmore College and a J.D. from the University of Pennsylvania Law School.

                               Axeda Systems Inc.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

           On January 14, 2002 we changed our name to Axeda Systems Inc. and effective as of February 5, 2002, our common stock is quoted on the NASDAQ National Market under the symbol XEDA. Prior to February 5, 2002 and since our initial public offering in July 1999, our common stock was quoted on the NASDAQ National Market under the symbol RVST. Prior to such time, there was no public market for our common stock. On March 22, 2002, Axeda Systems Inc. had 27,223,566 outstanding shares of common stock held by 188 recordholders. Of those, 19,096,046 shares of common stock were held by non-affiliates. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

                                     2001                    2000
                            ----------------------------------------------
                               High        Low         High        Low
                            ----------------------------------------------
First Quarter............     $ 4.75      $ 1.75      $47.50      $11.63
Second Quarter...........     $ 2.55      $ 1.31      $15.50      $ 5.13
Third Quarter............     $ 2.08      $ 1.06      $ 9.13      $ 2.75
Fourth Quarter...........     $ 3.75      $ 1.50      $ 3.75      $ 1.47


 PRIVATE ISSUANCE OF STOCK

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued or assumed warrants at closing exercisable for up to 108,240 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. The shareholders' agent appointed pursuant to the share purchase agreement has agreed to a claim on the escrow fund for the return of 23,843 shares of our common stock in consideration for our issuance of these warrants. The total combined value of the securities assumed and issued was approximately $20 million. The securities issued in the acquisition were issued in reliance on an exemption from the registration requirements of the Securities Exchange Act of 1933, as amended, by virtue of
Section 4(2) thereof.

An aggregate of 1.6 million of the 8 million shares of our common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may arise as a result of the eMation acquisition. This escrow

                               Axeda Systems Inc.
                                Business of Axeda

arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to former eMation shareholders.

DIVIDEND POLICY

We have never declared or paid dividends on our capital stock and we do not anticipate declaring or paying cash dividends in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and the expansion of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Moreover, pursuant to agreements with our lender, we are prohibited from declaring or paying dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                               Axeda Systems Inc.

ITEM 6.    Selected Consolidated Financial Data

                                                                                Year Ended December 31,
                                                           2001            2000            1999            1998           1997
                                                       ------------    ------------    ------------    ------------    ------------

Revenues:
     License .......................................   $      6,036    $     12,328    $     12,710    $      3,262    $        936
     Services ......................................            442           1,898             968             185             509
     Hardware ......................................          1,111           6,628          15,740          26,841           5,376
                                                       ------------    ------------    ------------    ------------    ------------

Total revenues .....................................          7,589          20,854          29,418          30,288           6,821
                                                       ------------    ------------    ------------    ------------    ------------

Cost of revenues:

     License .......................................          1,629           3,374           1,874             248              --
     Services ......................................            223             733             259             106             331
     Hardware ......................................          1,122           6,189          13,732          24,192           8,072
     Software amortization .........................            171              --              --              --              --
     Inventory charges .............................         18,502           1,708              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Total cost of revenues .............................         21,647          12,004          15,865          24,546           8,403
                                                       ------------    ------------    ------------    ------------    ------------

Gross profit .......................................        (14,058)          8,850          13,553           5,742          (1,582)

Research and development
     Non-cash compensation .........................          2,100             801             200             139              --
     Other research and development expense ........          5,691          10,187           8,107           3,121           1,828
Sales and marketing
     Non-cash compensation and other expense .......            147           3,480              --              --              --
     Other selling  and marketing expense ..........          7,670          10,863           5,296           1,964           1,158
General and administrative
     Non-cash compensation .........................            780             467             308              --           1,408
     Other general and administrative expense ......          9,860          10,256           5,048           4,625           1,509
    Provision for doubtful accounts ................            929           4,965              31              48             201
Depreciation and amortization ......................          2,844           5,897           1,886             906              86
Impairment charges .................................          3,916           2,831              --              --              --
Acquired in-process research and development .......          3,112           1,373           1,888           7,900              --
                                                       ------------    ------------    ------------    ------------    ------------

         Operating loss ............................        (51,107)        (42,270)         (9,211)        (12,961)         (7,772)

Gains on sales of assets ...........................         52,037              --              --              --              --
Interest (income) expense, net .....................         (1,753)         (1,792)         (1,192)            722             197
Other (income) expense, net ........................            133             (51)             --              --            (716)
                                                       ------------    ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes ....          2,550         (40,427)         (8,019)        (13,683)         (7,253)

     Provision for income taxes ....................          1,123              40              52              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss) ..................................   $      1,427    $    (40,467)   $     (8,071)   $    (13,683)   $     (7,253)
                                                       ============    ============    ============    ============    ============
Accretion of discount on mandatory redeemable
preferred stock ....................................             --              --             659             754              --

Net income (loss) attributable to common
shareholders .......................................   $      1,427    $    (40,467)   $     (8,730)   $    (14,437)   $     (7,253)
                                                       ============    ============    ============    ============    ============
Basic net income (loss) per weighted average
common share outstanding ...........................   $       0.08    $      (2.44)   $      (1.02)   $      (4.94)   $      (3.52)
                                                       ============    ============    ============    ============    ============
Diluted net income (loss) per weighted average
common share outstanding ...........................   $       0.07    $      (2.44)   $      (1.02)   $      (4.94)   $      (3.52)
                                                       ============    ============    ============    ============    ============
Weighted average number of common shares outstanding
used in calculation of basic net income (loss)
per common share ...................................     18,559,185      16,606,795       8,532,140       2,920,677       2,060,668
                                                       ============    ============    ============    ============    ============
Weighted average number of common shares outstanding
used in calculation of diluted net income (loss)
per common share ...................................     20,194,713      16,606,795       8,532,140       2,920,677       2,060,668
                                                       ============    ============    ============    ============    ============

  See Note 1 of the Notes to the Consolidated Financial Statements contained at
  Item 8 herein for a detailed explanation of the determination of the shares used to compute basic and diluted net income (loss) per share.

                               Axeda Systems Inc.

ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Recent Events

Over the course of 2001 we completed several transactions transforming our product offerings and altering the markets in which we compete. Prior to March 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in PC systems, CE devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer/TM/ - a thin customizable browser designed specifically for Internet appliances.

During the first quarter of 2001 we sold substantially all of the assets of our consumer electronics ("CE") and Internet appliance ("IA") businesses and in the process raised approximately $73.6 million, enabling us to pursue other strategic alternatives. Effective as of March 1, 2001, pursuant to an asset acquisition agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our CE business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, STMicroelectronics). The assets sold and licensed include contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the CE business. In addition, approximately 76 of our employees, most of whom were associated with our CE business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products and our PC products. In addition, we agreed not to compete in significant aspects of the CE market until March 1, 2006. Revenues and gross margin for the CE business totaled approximately $0.4 million, or 6% of total revenues, and $0.3 million, or 7% of total gross profit, excluding inventory charges, respectively, for the year ended December 31, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets, excluding inventory, related to our IA business to Phoenix Technologies Ltd., a Delaware corporation, for $18 million in cash consideration, of which $1.8 million was being held in escrow by a third party for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are

                               Axeda Systems Inc.
                              Management Discussion

unable to predict the resolution of this matters, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix Technologies. Revenues and gross margin for the IA business totaled approximately $1 million, or 13% of total revenues, and less than $0.1 million, or less than 1 % of total gross profit, excluding inventory charges, respectively, for the year ended December 31, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period. In the future, any revenue and gross margins, from this business are expected to be nominal as inventory is either sold in the open market or scrapped.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. ("eMation"), a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued warrants at closing exercisable for up to 108,238 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. The total combined value of the securities assumed and issued was approximately $20 million. Pursuant to the lock-up agreement executed by each selling eMation shareholder, each shareholder agreed not to directly or indirectly transfer any shares or rights relating to the shares of Axeda common stock received pursuant to the share purchase agreement until the one year anniversary of the closing, subject to certain exceptions. Axeda common stock issued and to be issued to the selling eMation shareholders will not be registered at the time of issuance.

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We also paid sign-on bonuses of $0.3 million to three of eMation's executives. In connection with the acquisition, we expensed $3.1 million of the purchase price as acquired in-process research and development (IPR&D) and recorded identifiable intangible assets and goodwill of approximately $9.7 million and $20.8 million, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), certain provisions of which we are required to and have adopted in 2002, we will no longer amortize goodwill, but instead will test it for impairment at least annually and at the same time every year.

An aggregate of 1.6 million shares of our common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate us for certain

                               Axeda Systems Inc.
                              Management Discussion

losses and taxes that may arise as a result of the eMation acquisition. The shareholders' agent appointed pursuant to the share purchase agreement agreed to us submitting a claim on the escrow fund for the return of 23,843 shares of our common stock in consideration for our issuance of certain warrants at the closing. This escrow arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to former eMation shareholders.

The eMation acquisition gave us an immediate entry into the enterprise software and services market. Axeda now provides a new category of enterprise software products called Device Relationship Management (DRM), which allows companies to utilize the Internet or wireless communications to access and exploit hidden information within remote machines, devices and facilities. We market and sell our DRM solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries including Air Liquide, Beckman Coulter, Sauter, Shinkawa, PRI Automation, CERN, Siemens, Toshiba and Varian Medical Systems.

Our digital media business provides software solutions and technology which allows decoding and encoding of multimedia formats such as DVD, DBS/DVB and HDTV primarily on PC platforms to industry leading PC OEMs, empowering them to deliver highly competitive, cost-effective products with a strong time-to-market advantage. During 2001 and following the asset sales in March 2001, our digital media customers consisted primarily of PC and computer graphics chip and board manufacturers and distributors. Approximately $4.5 million or 59% of our revenues for the year ended December 31, 2001 were from licensing our digital media software solutions. Sales of our Software CineMaster products accounted for 95% of these revenues. Approximately $2.9 million or 66% of our gross profit, excluding inventory charges, were attributed to licensing our digital media software solutions. We will continue to seek and evaluate alternative strategic directions for our digital media business in 2002.

We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any previous period as an indication of our future performance because our business model has changed significantly since the sale of assets as described above and has further changed with the acquisition of eMation.

In 2001 a significant portion of our license revenues were derived from a small number of customers. In the year ending December 31, 2001, three customers Matrox Graphics, Gateway, Inc. and another customer, accounted for 13%, 7% and 16%, respectively, of our total revenues and 6%, 5% and 28%, respectively, of our total gross profit (excluding inventory charges of $18.5 million). As we continue to shift our strategic focus to our recently acquired DRM business, we expect this trend to continue as early adopters of the DRM technology more heavily influence our revenue results.

DRM

Since December 7, 2001, our main strategic focus has been the enterprise software and services market. Our revenue recognition policy with respect to DRM related licenses, maintenance agreements and services arrangements will remain consistent with our current practice. Thus far, our DRM licensing arrangements have consisted of upfront license fees accompanied by maintenance fees at a fixed percentage with renewable annual amounts. To date we have not sold our DRM license fees individually and therefore do not have vendor-specific objective evidence of fair value ("VSOE") for this element. However, when offered with our DRM

                               Axeda Systems Inc.
                              Management Discussion

maintenance, which we sell at a fixed percentage, on an annual renewable basis, we apply the provisions of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under this method, revenue is allocated to each delivered element using the residual method based upon the fair value of the undelivered elements, which in our case is the deferred maintenance. Revenues from license fees also consist of fees paid on a per-unit basis for our Industrial Technology for Automation ("ITA") product lines. In cases where we sell our products on a per-unit basis, revenues are recognized when the product ships to an original equipment manufacturer ("OEM") or distributor. Service revenues consist of maintenance and support agreements, consulting fees, and training. With the exception of prepaid maintenance, which is initially deferred and later recognized on a ratable basis over the term of the maintenance period, service revenues are recognized on a time and material basis.

Digital Media Business

We license technology from Dolby Laboratories ("Dolby") for the audio format that is used in all of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater-quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. In addition, we license encryption and decryption software technology on a royalty-free basis from the Copy Control Association
(CCA), which must also be included in any DVD products we ship. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. The license for the encryption and decryption technology may be terminated at any time. We may not be able to renew either license.

License revenues for our digital media products consist of either fees paid on a per-unit basis, each time a manufacturer ships a product that incorporates our software solutions, or may consist of flat fee arrangements, bulk license purchases, or license grants. Services revenues consist of engineering fees from PC, peripheral and semiconductor manufacturers for custom engineering services. During the first quarter of 2001, we earned services revenues from CE manufacturers for custom engineering. Services are generally billed on either a time and material basis or on a project or contract basis. License revenues for fees paid on a per-unit basis are recognized when earned, which is generally based on receiving notification from a licensee detailing the shipments of products incorporating our technology. In a number of cases, this occurs in the quarter following the sale of the licensee's product to its customers. Our PC license agreements generally have a term of one year or less and typically require payment within 30 days after the end of the month or calendar quarter in which the product is shipped. Some of our contracts may also require payment of an up-front license fee. License fees paid in advance, with no further future commitment, are recognized in the period that the license agreement is signed, the fee is fixed or determinable, the technology is delivered and accepted and collectibility is probable.

The amount and timing of some fixed fees could cause our operating results to vary significantly from period to period due to the timing and number of agreements, as well as the timing of the recognition of the associated revenues. In cases where a fixed or lump-sum license fee is associated with the delivery of multiple elements and VSOE cannot be established for the individual elements, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the fixed or lump sum license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from customers in excess of revenues recognized are recorded as deferred revenues. Services revenues are

                               Axeda Systems Inc.
                              Management Discussion

recognized upon delivery of the service in the case of time and material contracts or on a percentage completion basis in the case of project-based contracts. Hardware product sales are recognized upon shipment of the product to the manufacturer or end user.

Our agreements with our PC customers are typically of limited duration and do not contain minimum purchase commitments or are terminable with little or no notice. Rather than long-term contracts, we typically enter into licensing agreements with one-year terms or less that may automatically renew each subsequent period unless either party receives a written cancellation. As a result, many of our customers could elect not to renew these agreements and we could have little warning of this election. Also, since our agreements with our customers do not include minimum purchase requirements, the demand for our products is unpredictable. As a result of competition or fluctuations in demand, we could be required to reach an accommodation with our customers with respect to contractual provisions such as price or delivery time in order to obtain additional business and maintain our customer relationships. Any termination, decrease in orders or election not to renew a contract by our principal customers would harm our business.

Other Acquisitions

Recognizing the potential growth in the IA market, we acquired Teknema in November 1999. This acquisition gave us an immediate presence and allowed us to compete in the emerging market for Internet appliances. Teknema designed, developed and marketed information appliances, including software and hardware, which enabled easy access to the Internet. We acquired Teknema for approximately $14.9 million, consisting of $2.5 million in cash, 266,169 shares of our common stock and the assumption of options to acquire 537,582 shares of common stock with a combined value of $12.4 million and incurred transaction costs of $0.9 million. Prior to the acquisition we loaned Teknema $1.0 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.9 million of the purchase price as IPR&D. We sold all of the intellectual property that we acquired from Teknema in connection with the sale of the assets of our IA business to Phoenix Technologies in March 2001, as described above. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema of approximately $10.6 million, which was being amortized over its estimated useful life of four years, has been included in the net gain on sale of assets.

We acquired Cinax Designs Inc. ("Cinax") in August 2000. The acquisition of Cinax provided us with complementary products such as WinVCR, a product which allows users to record any video and audio source onto their PC hard drive in real time. In addition, the Cinax acquisition brought with it a skilled set of developers, which we believed would allow us to accelerate the delivery of new products that leverage our core competencies. We acquired all of the outstanding capital stock of Cinax for approximately $3.5 million in cash and an aggregate of 825,000 shares of Axeda common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis at any time, into shares of Axeda common stock. The approximate value of the stock consideration on the date of acquisition was $3.7 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.4 million of the purchase price as IPR&D. Goodwill and other intangible assets of $3.2 million were recorded and were being amortized on a straight-line basis over four years. We retained this intellectual property and did not transfer or sell it as a result of the STMicroelectronics or Phoenix Technologies transactions. In December 2001, following a periodic review of the expected future cash flows from our products using the Cinax technology, we determined that the carrying value of the goodwill and other intangible assets at December 31,

                               Axeda Systems Inc.
                              Management Discussion

2001 was not recoverable and we recorded an impairment charge of approximately $2.2 million. This determination was based upon factors including the projected cash flows expected from the use of the Cinax technology and cash flows expected from its eventual disposition, as well as our strategic shift to becoming an enterprise software and services company.

Other Charges

As of December 31, 2001, our net inventories totaled approximately $2.1 million and decreased approximately $18.8 million from the balance at December 31, 2000. The decrease is primarily a result of increased reserves of approximately $14.2 million for IA components, and approximately $4.6 million for Internet set-top boxes. The reserves were based on various factors including expected demand, current market prices, industry conditions, alternative uses, distribution channels and manufacturers' warranties. In addition to the recorded reserves, we sold $1.1 million of inventory and received additional credits from a component supplier of $0.6 million and from a contract manufacturer of approximately $0.6 million. These combined decreases partially offset inventory increases totaling approximately $2.6 million, attributable to the purchase of approximately 25,000 Internet set-top boxes, related to our divested IA group. Under a distribution rights agreement with a South American distributor, we placed orders with our contract manufacturers for these products during the third and fourth quarters of 2000 in expectation of significant orders. Due to differing interpretations of the terms of the distribution rights agreement, in January 2001 we entered into a settlement and release agreement, terminating the distribution rights agreement. Because of current market conditions, we have reserved approximately $2.1 million for these units. While our current product offerings have changed as a result of the sale of the assets of the IA business and our strategic shift to the enterprise software and services market, we are working with several overseas finished goods distributors and domestic parts brokers for the sale of this inventory. We believe that we can sell the remaining inventories to recover their year-end carrying value in the normal course of business and we are continually assessing the market for these products. When sold, we expect minimal gross margin on the sale of our component and finished goods inventories. However, to the extent that we are unsuccessful at selling the inventories through the sales channels discussed above, we may have to explore alternative sales channels to liquidate the inventories, which may not be on terms that will enable us to recover the carrying value of the inventories.


In 2001, we recognized an impairment charge of approximately $1.7 million to reduce the amount of acquired technology rights associated with a prior equity financing to its estimated fair value of zero. This impairment charge was recorded following a periodic review of the expected future cash flows from our products using the acquired technology and is attributable to certain technology acquired from Intel in connection with the sale of our Series C preferred stock in 1999. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we do not anticipate any material future sales of products incorporating this technology. This determination was based upon factors including the projected cash flows expected from the use of the acquired technology and potential cash flows that could be expected from its disposition, as well as our strategic shift to become an enterprise software and services company.

Geographic Areas

Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in note 20 of the notes to the consolidated financial statements, filed herewith at Item 8 - Financial Statements and

                               Axeda Systems Inc.
                              Management Discussion

Supplementary Data. Revenues from individual countries are based upon information available to us regarding our customers' country of domicile.

Information pertaining to long-lived assets is included in note 16 of the notes to the consolidated financial statements, filed herewith at Item 8 - Financial Statements and Supplementary Data.

                               Axeda Systems Inc.
                              Management Discussion

Results of Operations

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                                                           Year Ended December 31,
                                                      2001         2000         1999
 Revenues:
      License ....................................       79.6%        59.1%        43.2%
      Services ...................................        5.8          9.1          3.3
      Hardware ...................................       14.6         31.8         53.5
                                                    ---------    ---------    ---------

 Total revenues ..................................      100.0        100.0        100.0

 Cost of revenues:
      License ....................................       21.5         16.2          6.4
      Services ...................................        2.9          3.5          0.8
      Hardware ...................................       14.8         29.7         46.7
      Software amortization ......................        2.2           --           --
      Inventory charges ..........................      243.8          8.2           --
                                                    ---------    ---------    ---------
 Total cost of revenues ..........................      285.2         57.6         53.9
                                                    ---------    ---------    ---------

 Gross profit ....................................     (185.2)        42.4         46.1

 Research and development
      Non-cash compensation ......................       27.7          3.8          0.7
      Other research and development expense .....       75.0         48.8         27.6
 Sales and marketing
      Non-cash compensation and other expense ....        1.9         16.7           --
      Other selling  and marketing expense .......      101.1         52.1         18.0
 General and administrative
      Non-cash compensation ......................       10.3          2.2          1.0
      Other general and administrative expense ...      129.9         49.2         17.2
      Provision for doubtful accounts ............       12.2         23.8          0.1
 Depreciation and amortization ...................       37.5         28.3          6.4
 Impairment charges ..............................       51.6         13.6           --
 Acquired in-process research and development ....       41.0          6.6          6.4
                                                    ---------    ---------    ---------

          Operating loss .........................     (673.4)      (202.7)       (31.3)

 Gains on sales of assets ........................      685.7           --           --
 Interest (income) expense, net ..................      (23.1)        (8.6)        (4.0)
 Other (income) expense, net .....................        1.8         (0.2)          --
                                                    ---------    ---------    ---------

 Income (loss) before provision for income taxes..       33.6       (193.9)       (27.3)

 Provision for income taxes ......................       14.8          0.2          0.2
                                                    ---------    ---------    ---------

 Net income (loss) ...............................       18.8%      (194.1)%      (27.5)%
                                                    =====================================

                               Axeda Systems Inc.
                              Management Discussion

Years Ended December 31, 2001 and 2000

Revenues. Total revenues decreased 64% or $13.3 million from $20.9 million for the year ending December 31, 2000 to $7.6 million for the year ending December 31, 2001. Revenues across our PC, CE & IA businesses decreased from the prior year by $7.2 million, $1.2 million and $6.5 million, respectively, and were partially offset by an increase of $1.6 million in our revenues as a result of our acquisition of eMation. Revenues across our license, services and hardware streams decreased $6.3 million, $1.5 million, and $5.5 million, respectively, from the prior year. The decrease in revenues was due to the discontinuance of new hardware product lines during 2000, increased competition and continued weakness in the personal computer industry, and the Company's sale of substantially all of the assets of its CE and IA businesses in March 2001.

License revenues decreased by $6.3 million from $12.3 million for the year ended December 31, 2000 to $6 million for the year ended December 31, 2001. The decrease was mainly attributable to increased competition and continued weakness in the PC industry resulting in reduced unit sales of our CineMaster product line, price erosion from a significant customer, and our strategic shift out of the digital media market. As a result of the foregoing, we experienced a significant loss of business from three large PC OEM's of approximately $6.9 million. These decreases were partially offset by an increase in our web-based business totaling approximately $0.7 million for the year. Additional factors impacting license revenues include a decrease in our IA revenues of $1.5 million, which was offset by a $1.6 million increase in revenues attributable to sales of eMation's products subsequent to the acquisition.

Hardware revenues decreased 83% from $6.6 million for the year ended December 31, 2000 to $1.1 million for the year ended December 31, 2001. Approximately $4.8 million of the decrease was attributable to decreased IA units sold in 2001 and the sale of the assets of our IA business in March 2001. The remainder of the decrease was due to a decrease in sales of PC related hardware to contract manufacturers in March 2001. In the future, we expect hardware revenues to be minimal as we continue to dispose of our current inventories and we anticipate minimal gross profit from these sales.

Service revenues decreased 77% from $1.9 million for the year ended December 31, 2000 to $0.4 million for the year ended December 31, 2001. Approximately $1.2 million of the decrease was attributable to service agreements associated with our CE business, which was sold to STMicroelectronics in March 2001. The remainder of the decrease was due to the sale of the assets of our IA business, which was sold to Phoenix Technologies Ltd. in March 2001. In the future we expect service revenues to increase slightly as service offerings related to our DRM products contribute to this revenue stream.

Historically, the majority of our revenues have been derived from a small number of customers. For the year ended December 31, 2001, our top three customers, including a materials broker and a fixed-fee customer for our DVD technology, accounted for 37% of our total revenues. In the future, although we expect our revenues to be less concentrated as sales of our enterprise software and services spans a wider customer base, we expect early adopters of our DRM solutions to more heavily influence our revenue results.

We sell our digital media products primarily to PC and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the year ended December 31, 2001 companies based in North America accounted for a majority of our revenues. In the future we expect a greater portion of our revenues to be derived outside of the United States.

                               Axeda Systems Inc.
                              Management Discussion

Cost of Revenues. Excluding the charges for inventory reserves, cost of revenues decreased 69% or $3.2 million from $10.3 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001. Cost of revenues relating to our license, services and hardware revenues decreased $1.7, $0.5, and $6.8 million, respectively, from the prior year. The $1.7 million decrease in cost of license revenues corresponds directly to the decrease in license revenues, offset by higher per unit Dolby Digital fees, which were associated with lower unit volumes. The decrease in cost of hardware is directly associated with a decrease in our Internet appliance sales. As we license more of our DRM products in the future, we expect our cost of revenues as a percentage of revenue to decrease. Partially offsetting this decrease, as a percentage of revenues, will be the addition of non-cash amortization of acquired technology, which will add approximately $2.1 million to the cost of revenues in 2002.

Gross Profit. Gross profit decreased from $8.9 million for the year ended December 31, 2000 to $(14.1) million for the year ended December 31, 2001, primarily due to net charges for inventory reserves of approximately $18.5 million. Excluding the inventory charges in 2001 and 2000, gross profit decreased from $10.6 million to $4.4 million due mainly to lower revenues.

For the year ended December 31, 2001, 80% and 6% of our total revenues were derived from license and services revenues, respectively, in comparison to 59% and 9%, respectively, in 2000. The gross profit percentage for license revenues and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory reserves, increased from 51% for the year ended December 31, 2000 to 59% for the year ended December 31, 2001, primarily as a result of a higher proportion of license revenues, partially offset by an increase in the per-unit cost of license fees for technologies incorporated into our products and a decrease in services revenues due to the sale of our CE assets.

Other Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 44%, from $10.2 million for the year ended December 31, 2000 to $5.7 million for the year ended December 31, 2001.

The decrease in research and development expenses was due to the elimination of the CE and IA development teams in the first quarter of 2001, which contributed approximately $3.4 million and $2.1 million, respectively, to the decrease. This decrease was partially offset by increases in staff expenses including those related to our acquisition of eMation of approximately $0.5 million and staff retention expense of approximately $0.3 million. As a percentage of total revenues, research and development expenses increased from 49% to 75%. The increase in research and development expenses as a percentage of total revenues resulted from lower revenues. We expect research and development expenses to increase in 2002 as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options and acquisition-related stock compensation. Non-cash research and development expense increased 162% from $0.8 million for the year ended December 31, 2000 to $2.1 million for the year ended December 31, 2001. $1.5 million of the increase over the prior year is due to the immediate recognition of the prepaid and deferred stock compensation related to reductions in staffing in connection with the closing of our Vancouver office in March 2001, offset by a $0.2 million decrease related to the sale of the CE assets in March 2001.

                               Axeda Systems Inc.
                              Management Discussion

Other Selling and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses decreased 29% from $10.9 million for the year ended December 31, 2000 to $7.7 million for the year ended December 31, 2001. The increase in other selling and marketing expenses as a percentage of total revenues resulted from lower revenues.

The decrease the sales and marketing expense is mainly a result of the sale of the assets of CE and IA businesses, which contributed $1.4 million and $2.8 million, respectively, for the year ending December 31, 2001. Additionally, decreases of approximately $0.6 million resulted from reduced use of outside consultants. These decreases were offset by increases of approximately $0.9 million relating to the addition of the eMation sales force, approximately $0.7 million relating to our name change and branding efforts in connection with our new corporate identity, and $0.3 million of staff related retention expense. As a percentage of total revenues, sales and marketing expenses increased from 52% to 101%. We expect sales and marketing expenses to increase in 2002 as we continue to invest in our sales force for our enterprise software and services offerings.

Non-cash Selling and Marketing Expense. Non-cash selling and marketing expense consists of compensation related to stock options. Non-cash sales and marketing expense decreased 96% from $3.5 million for the year ended December 31, 2000 to $0.1 million for the year ended December 31, 2001. The decrease relates to the amortization of warrants for $2.8 million issued in connection with the American Trading S.A. agreement in June 2000. These warrants were cancelled in the first quarter of 2001. The decrease is also attributable to a one-time charge of $0.5 million for the modification of stock options held by two former employees. Stock options granted to employees at less than fair market value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses decreased 4% from $10.3 million for the year ended December 31, 2000 to $9.9 million for the year ended December 31, 2001. Other general and administrative expenses as a percentage of total revenues increased from 49% to 130% due to the decrease in total revenues.

In absolute dollars, the decrease in other general and administrative expenses was due to decreases in professional fees related to our class action litigation of $0.5 million, professional fees in connection with our 1999 restatement of $0.5 million, other professional fees pertaining to the pursuit of several strategic initiatives of approximately $0.5 million, and travel and conference expenses of $0.8 million. Offsetting these decreases were increases in severance and retention expenses of $1.2 million, as well as the addition of eMation's expenses since December 7, 2001, which totaled $0.7 million. We expect general and administrative expenses to decrease in 2002 as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

Non-cash General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased 67% from $0.5 million for the year ended December 31, 2000 to $0.8 million for the year ended December 31, 2001. The increase is the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value on the date of grant in July and August 2001.

                               Axeda Systems Inc.
                              Management Discussion

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. The provision decreased 81% from $5 million for the year ended December 31, 2000 to $0.9 million for the year ended December 31, 2001. As a percentage of revenues, the provision decreased from 24% to 12% for the years ended December 31, 2000 and 2001, respectively, as a result of improved credit and collection efforts. The overall decrease was due to a decrease in the uncollectible accounts associated with the IA products and services.

Depreciation and Amortization. We recorded depreciation and amortization of $2.8 million for the year ended December 31, 2001, compared to $5.9 million for the year ended December 31, 2000. Of the decrease, $0.7 million and $3.0 million relate to a decrease in the amortization of goodwill for our CE and IA businesses, respectively, both of which were sold in March 2001. Offsetting these decreases was the full year impact of goodwill amortization from our Cinax acquisition in August 2000, of $0.7 million. The balance of intangible assets and goodwill from this acquisition of $2.2 million was recorded as an impairment charge in December 2001. See "Acquired In-Process Research and Development Expense."

Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2001 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the Company's future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies will be amortized over their estimated useful lives of 2 and 5 years, respectively, and will be recorded as cost of revenues which totaled $0.2 million in 2001. The patent applications and customer base will be amortized over their estimated useful life of 5 years and will be included with operating expenses.

Impairment charges. Impairment charges for the year ending December 31, 2001 totaling $3.9 million, include a charge for an acquired Intel technology license, valued at $1.7 million, as well as charges for the identified intangible assets and goodwill remaining from the Cinax acquisition totaling approximately $2.2 million. Both the acquired technology rights and Cinax identified intangible assets and goodwill were deemed to be impaired based upon various factors including the projected cash flows expected from the use of the assets and their eventual disposition, as well as our strategic shift to becoming an enterprise software and services company. The impairment charge for the year ending December 31, 2000 includes a $2.8 million charge for the write-off of capitalized distribution rights obtained in connection with a warrant issued pursuant to a distribution rights agreement, in June 2000, to acquire 1.5 million shares of our common stock.

Gains on Sales of Assets. We recorded a gain of approximately $47.5 million for the year ended December 31, 2001 as a result of the sale of the assets related to our CE business in March 2001 We recorded a gain on this sale of approximately $4.5 million for the year ended December 31, 2001 as a result of the sale of assets related to our IA business in March 2001.

Interest (Income) and Expense, Net. Net interest income decreased by $0.04 million, or 2%, for

                               Axeda Systems Inc.
                              Management Discussion

the year ended December 31, 2001 compared to the comparable period in 2000. The decrease is the result of lower bank interest rates in 2001.

Provision for Income Taxes. Income tax expense recorded for 2001 is attributable to the gains on sales of assets described above, offset by the operating losses.


Years Ended December 31, 2000 and 1999

Revenues. Total revenues decreased 29% from $29.4 million for the year ended December 31, 1999 to $20.9 million for the year ended December 31, 2000. The decrease in revenues was due to a change in business strategy by which we have chosen to emphasize licensing technology, including technology related to our hardware products, rather than manufacturing and selling our hardware products to our customers. Accordingly, as a result of our decision to concentrate on licensing, hardware revenues have declined while combined license and services revenues have increased.

License revenues decreased 3% from $12.7 million for the year ended December 31, 1999 to $12.3 million for the year ended December 31, 2000, due primarily to increased competition in the DVD market, offset by an increase in license revenues attributable to our IA product offerings. Service revenues increased 96% from $1.0 million for the year ended December 31, 1999 to $1.9 million for the year ended December 31, 2000 due to increased service fees from our CE product offerings. Hardware revenues decreased 58% from $15.7 million for the year ended December 31, 1999 to $6.6 million for the year ended December 31, 2000, due primarily to the discontinuance of our Hardware CineMaster product line.

In 2000 and 1999, we sold our products directly to PC, CE and IA manufacturers in North America, Europe, South America and the Pacific Rim. For the year ended December 31, 2000, companies based in the Pacific Rim and North America accounted for a majority of our revenues. Sales outside of the United States have been primarily through U.S. manufacturers that distribute their products to end users overseas.

Our revenues are derived primarily from three product lines. For the year ended December 31, 2000, our PC software and hardware, CE software and IA software and hardware revenues as a percentage of total revenues were 56%, 8% and 36%, respectively. For the year ended December 31, 1999, our PC software and hardware, CE software and IA software and hardware revenues as a percentage of total revenues were 83%, 3% and 14%, respectively.

Cost of Revenues. Cost of revenues consist primarily of costs of hardware components sold to manufacturing firms and license fees paid to third parties for technologies incorporated into our products, including Dolby Digital technology. Cost of revenues decreased 24% from $15.9 million for the year ended December 31, 1999 to $12 million for the year ended December 31, 2000. The decrease in cost of revenues was primarily due to decreased hardware product sales and the related costs associated with the manufacturing of our hardware products. Excluding charges for inventory reserves, cost of revenues decreased 35% or $5.6 million from $15.9 million for the year ended December 31, 2000 to $10.3 million for the year ended December 31, 1999 to $10.3 million for the year ended December 31, 2000.

Cost of revenues for hardware decreased approximately $7.5 million or 55% from $13.7 million in 1999 to $6.2 million in 2000.

                               Axeda Systems Inc.
                              Management Discussion

The decrease in cost of revenues associated with hardware revenue was 55% and in line with the 58% decline in hardware sales. Cost of revenues from license revenues increased approximately $1.5 million from $1.9 million in 1999 to $3.4 million in 2000. The increase in license cost of revenues was a result of a greater portion of license revenues incorporating Dolby Digital technology. Cost of revenues from services increased approximately $0.5 million from $0.3 million in 1999 to $0.8 million in 2000. The increase in services cost of revenues was due to increased services revenues, which have lower margins than license revenues.

Gross Profit. Gross profit decreased from $13.6 million for the year ended December 31, 1999 to $8.9 million for the year ended December 31, 2000, due primarily to lower licensing revenues not incorporating Dolby Digital, $1.7 million reserve for inventory obsolescence and the discontinuance of Hardware CineMaster. Excluding the inventory reserve, gross profit decreased from $13.6 million to $10.6 million. As a result of the inventory reserves noted above, gross profit on hardware revenues was $(1.3) million. For the year ended December 31, 2000, 59% of total revenues was derived from license revenues, 9% of the total revenues was derived from services revenues and 32% of total revenues was derived from hardware revenues, in comparison to 43%, 3% and 54%, respectively, for the comparable period in the previous year. As a percentage of total revenues, gross profit decreased from 46% for the year ended December 31, 1999 to 42% for the year ended December 31, 2000 as a result of a $1.7 million inventory charge, increased hardware costs, increases in the cost of Dolby Digital and an increase in the proportion of services revenues, which have lower margins than license revenues. As a percentage of total revenues, gross profit, excluding the $1.7 million charge recorded for inventory increased from 46% to 51% for the years ended December 1999 and 2000, respectively.

Other Research and Development Expense. Research and development expenses, excluding non-cash compensation, consist of staff, staff related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 26%, from $8.1 million for the year ended December 31, 1999 to $10.2 million for the year ended December 31, 2000. As a percentage of total revenues, research and development expenses increased from 28% to 49%. The increase in research and development expenses as a percentage of total revenues resulted from both the decline in hardware revenues and increases in research and development spending.

The increase in research and development expenses in absolute dollars and as a percentage of revenues was due primarily to the increased requirements of supporting development for an expanded product base. Approximately 65% or $1.4 million of the total increase in research and development was from increased use of consultants utilized for development of our IA product line.

The remainder of the growth in research and development expenses was primarily attributable to expenses associated with the inclusion of research and development expenses from our Teknema subsidiary (acquired in November 1999) for twelve months in 2000 and the inclusion of research and development expenses from our Cinax subsidiary, acquired in August 2000. These expenses included staff and staff related expenses, which increased approximately $0.4 million or 19% and development prototypes and equipment expense, which increased approximately $0.2 million or 9%.

                               Axeda Systems Inc.
                              Management Discussion

Non-cash Compensation Research and Development Expense. Non-cash compensation relates both to stock-based compensation as well as stock-based acquisition related compensation. The 300% increase over the prior year from $0.2 million for the year ended December 31, 1999 to $0.8 million for the year ended December 31, 2000, is due to the additional non-cash compensation in connection with our Cinax acquisition. The stock-based grants from 1999 and stock-based acquisition related compensation from 2000 are amortized as non-cash compensation expenses over the vesting periods, ranging from 3 to 48 months.

Other Selling and Marketing Expense. Sales and marketing expenses excluding non-cash compensation and other expense, consists of staff, advertising, travel, professional, and other related sales and marketing expenses. Sales and marketing expenses increased 105% from $5.3 million for the year ended December 31, 1999 to $10.9 million for the year ended December 31, 2000. As a percentage of total revenues, sales and marketing expenses increased from 18% to 52%. The increase in sales and marketing expenses as a percentage of total revenues resulted from both lower hardware revenues and increases in selling and marketing spending.

The largest single portion of the increase was due to funding $2.4 million in marketing expenses in accordance with a distribution rights agreement. The remainder of the increase was due to the full year impact of the sales and marketing function from the IA group included in our 2000 results as well as to other increases in our sales and marketing support expenses. These increases were $2.7 million and $0.5 million, respectively.

Non-cash Compensation and Other Selling and Marketing Expense. Non-cash compensation and other expense relates to warrants issued to strategic partners and options issued to employees. The increase of 3.5 million is primarily related to a warrant valued at $5.6 million, which was recorded in connection with a distribution rights agreement with a South American distributor of our Internet appliances. $2.8 million of the non-cash expense relates to the amortization of the of capitalized distribution rights obtained in connection with a warrant issued pursuant to a distribution rights agreement, in June 2000, to acquire 1.5 million shares of common stock. The remainder of the increase is due to stock-based compensation for employees. Stock-based compensation for the year ended December 31, 2000 included a grant of options with an aggregate intrinsic value of $0.7 million to certain employees. This grant and the grants from 1999 are amortized as non-cash compensation expense over the vesting periods of the options, ranging from 18 to 48 months. Also included in this expense for the year ended December 31, 2000 is a one-time charge for stock compensation of $0.4 million to a former employee and a former consultant.

Other General and Administrative Expense. General and administrative expenses, excluding non-cash compensation, consists of staff, staff related, and support costs for our finance, human resources, information systems, legal and other management departments. Total general and administrative expenses increased 103% from $5.0 million for the year ended December 31, 1999, to $10.3 million for the year ended December 31, 2000. As a percentage of total revenues, general and administrative expenses increased from 17% to 49%. The increase in general and administrative expenses as a percentage of total revenues resulted from both lower hardware revenues and increases in general and administrative spending.

The increase in general and administrative expenses was due to an increase in professional fees of approximately $2.2 million associated with our shareholder litigation suit, 1999 restatement work, pursuit of several strategic initiatives, and recent sales of our CE and IA assets. In addition, increases in conference and travel of $0.9 million, facilities costs of $0.7 million, insurance and regulatory filing fees of $0.4 million, and recruiting efforts of $0.3 million also contributed to the increase. Finally, increases in expenditures on administrative infrastructure to support our

                               Axeda Systems Inc.
                              Management Discussion

growing business operations were also incurred in 2000.

Non-cash Compensation General and Administrative Expense. The stock-based grants, granted at less than fair value, from 2000 are amortized as non-cash compensation expenses over the vesting periods, ranging from 18 to 48 months.

Provision for Doubtful Accounts. Provision for doubtful accounts increased $4.8 million from $0.03 million for the year ending December 31, 1999 to $4.9 million for the year ending December 31, 2000. The increase in provision for doubtful accounts as a percentage of revenue, from 0.1% to 24% for the years ending December 31, 1999 and December 31, 2000, respectively, was a result of both lower revenues and increases in provision for doubtful accounts. The majority of the increase in provision for doubtful accounts was due to the recognition of $2.5 million of reserves for receivables acquired in connection with the Teknema acquisition. The remainder of the increase was due to adverse changes in the business climate in the IA and PC industries.

Amortization of Goodwill. We recorded amortization of goodwill of $5.2 million for the year ended December 31, 2000, related to the goodwill recorded as part of the Viona, Teknema and Cinax acquisitions. See --Acquired In- Process Research and Development Expense.

Impairment Charge. Comprising the impairment charge for the year ending December 31, 2000 is a $2.8 million charge for the write-off of capitalized distribution rights obtained in connection with a warrant issued pursuant to a distribution rights agreement, in June 2000, to acquire 1.5 million shares of common stock.

Interest (Income) and Expense, Net. Interest Income/Expense, Net consists of interest income generated from investment of our excess cash balances and interest expense from interest paid on obligations outstanding under equipment leases and notes payable to partially fund its operations and capital purchases. For the year ended December 31, 1999, we recorded net interest income of $1.2 million in comparison to net interest income of $1.8 million for the year ended December 31, 2000. The increase in interest income was due to greater average cash on hand for the year, from our initial public offering completed in July 1999, in 2000 versus 1999. The net proceeds from the offering were approximately $64.2 million.

                               Axeda Systems Inc.
                              Management Discussion

Quarterly Results of Operations(Unaudited)

The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 2001. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

                       Mar. 31,      Jun. 30,      Sept. 30,     Dec. 31,      Mar. 31,      Jun. 30,     Sept. 30,      Dec. 31,
                         2000          2000          2000          2000          2001          2001          2001          2001
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Revenues:
     License ....... $      2,774  $      3,180  $      3,318  $      3,056  $      2,363  $        673  $        571  $      2,429
     Services ......          147           119           435         1,197           407            --            --            35
     Hardware ......        2,789         1,547           475         1,817            46           121           270           674
                     ---------------------------------------------------------------------------------------------------------------

Total revenues .....        5,710         4,846         4,228         6,070         2,816           794           841         3,138

Cost of revenues:
     License .......          790           959           676           949           523           432           207           467
     Services ......          274            26           110           323            94            --            --           129
     Hardware ......        2,579         1,356           477         1,777            37           104           303           678
    Software
    amortization ...           --            --            --            --            --            --            --           171
    Inventory
    charges ........           --            --            --         1,708            --        13,420            --         5,082
                     ---------------------------------------------------------------------------------------------------------------
Total cost of
revenues ...........        3,643         2,341         1,263         4,757           654        13,956           510         6,527
                     ---------------------------------------------------------------------------------------------------------------

Gross profit .......        2,067         2,505         2,965         1,313         2,162       (13,162)          331        (3,389)

Research and
development
     Non-cash
     compensation ..           81            81            95           544         1,738           116           228            18
     Other research
     and development
     expense .......        2,143         2,970         2,686         2,388         2,407           999         1,084         1,201
Sales and marketing
     Non-cash
     compensation
     and other
     expense .......          359           143         1,525         1,453            69            --            18            60
     Other selling
     and marketing
     expense .......        1,882         2,602         4,298         2,081         3,492           842         1,075         2,261
General and
administrative
     Non-cash
     compensation ..           41            55            71           300            64            48           275           393
     Other general
     and
     administrative
     expense .......        2,343         3,277         2,086         2,549         2,289         1,588         2,620         3,363
     Provision for
     doubtful
     accounts ......           --            90            96         4,780           126           658            --           145
Depreciation and
amortization .......        1,356         1,385         1,489         1,667         1,666           389           358           431
Impairment charges .           --            --            --         2,831            --            --            --         3,916
Acquired in-process
research and
development ........           --            --         1,373            --            --            --            --         3,112
                     ---------------------------------------------------------------------------------------------------------------

Operating loss .....       (6,138)       (8,098)      (10,754)      (17,280)       (9,689)      (17,802)       (5,327)      (18,289)

Gains on sales
of assets ..........           --            --            --            --        52,037            --            --            --
Interest (income)
expense, net
and other (income) .         (616)         (598)         (433)         (196)         (366)         (681)         (520)          (53)
                     ---------------------------------------------------------------------------------------------------------------

Provision for
income taxes
(benefit) ..........           15            23             7            (5)        2,979        (1,171)         (685)           --
                     ---------------------------------------------------------------------------------------------------------------

Net income (loss) .. $     (5,537) $     (7,523) $    (10,328) $    (17,079) $     39,735  $    (15,950) $     (4,122) $    (18,236)
                     ============  ============  ============  ============  ============  ============  ============  ============
Basic net income
(loss) per
weighted average
common share
outstanding ........ $      (0.34) $      (0.46) $      (0.61) $      (0.99) $       2.28  $      (0.89) $      (0.22) $      (0.87)
                     ============  ============  ============  ============  ============  ============  ============  ============
Diluted net income
(loss) per
weighted average
common share
outstanding ........ $      (0.34) $      (0.46) $      (0.61) $      (0.99) $       2.14  $      (0.89) $      (0.22) $      (0.87)
                     ============  ============  ============  ============  ============  ============  ============  ============
Weighted average
number of common
shares outstanding
used in calculation
of basic net income
(loss) per
common share .......   16,068,969    16,289,587    16,834,358    17,225,572    17,415,045    17,840,876    18,720,363    20,916,050
                     ============  ============  ============  ============  ============  ============  ============  ============
Weighted average
number of common
shares outstanding
used in calculation
of diluted net
income (loss) per
common share .......   16,068,969    16,289,587    16,834,358    17,225,572    18,582,846    17,840,876    18,720,363    20,916,050
                     ============  ============  ============  ============  ============  ============  ============  ============

                               Axeda Systems Inc.
                              Management Discussion

Acquired In-Process Research and Development

In December 2001, we completed the acquisition of eMation, Ltd. ("eMation"), which enabled us to enter into the enterprise software and services market.

In connection with the acquisition, we expensed $3.1 million of the purchase price as IPR&D. The potential income streams were discounted using a 15%-25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

As of the acquisition date, eMation was conducting ongoing research and development into its next generation DRM product, as well as enhancing its WizFactory and @aGlance industrial products. Due to the significant technological risks relating to the development of these products and the fact that the products were not completed at the time of the acquisition, the work effort estimated to bring these products to market was considered in-process research and development. These development efforts are expected to include product enhancements and enable the products to perform on an increased number of platforms. The completion date for these particular initiatives is expected in 2002, and they are expected to generate revenue through 2004.

In August 2000, we completed the acquisition of Cinax Designs Inc. The acquisition of Cinax was recorded under the purchase method of accounting. A portion of the purchase price was allocated to IPR&D, which resulted in a charge of $1.4 million to our operations in August 2000. As of the acquisition date, Cinax was conducting ongoing research and development into new products in the form of two projects, including enhancements to the existing products previously developed by Cinax. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them.

                               Axeda Systems Inc.
                              Management Discussion

Based upon a periodic review of the Cinax technology in December 2001, we determined that the carrying value of the goodwill and other intangible assets was not recoverable and recorded an impairment charge of approximately $2.2 million. This determination was based upon various factors, including the projected cash flows expected from the use of the assets and their eventual disposition, as well as our strategic shift to become an enterprise software and services company.

In November 1999, we completed the acquisition of Teknema, Inc. The acquisition of Teknema was recorded under the purchase method of accounting. A portion of the purchase price was allocated to IPR&D technology, which resulted in a charge of $1.9 million to our operations in November 1999. The in-process research and development technology was valued using the cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

As of the acquisition date, Teknema was conducting ongoing research and development into three new projects including enhancements to products previously developed by Teknema. At the date of acquisition, these projects had not reached technological feasibility and there was no alternative future use for them.

In March 2001, we sold all of the intellectual property that we acquired from Teknema to Phoenix Technologies as part of the sale of our IA business. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Teknema, which was being amortized over its estimated useful life of four years, was deducted in calculating the net gain on the sale of assets.

 In March 2001, we sold the assets, including intellectual property, which we used in the CE business that we acquired from Viona. The remaining unamortized book value of the goodwill recorded in connection with the acquisition of Viona, which was being amortized over its estimated useful life of four years, and the net book value of all of Viona's furniture and equipment was deducted in calculating the net gain on the sale of assets.

                               Axeda Systems Inc.
                              Management Discussion

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering, which was completed July 16, 1999. Additionally, our operations were financed in 2001 through the sale of the assets of our CE and IA businesses. As of December 31, 2001, we had approximately $47.3 million in cash and cash equivalents, including $2.5 million of the proceeds from the sales of the assets of our CE and IA businesses in March 2001, which are held in escrow by =third parties for indemnification purposes. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance held in escrow for the IA sale of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

Net cash used in operating activities for the year ending December 31, 2001 was $30.5 million. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains, provisions for inventory, impairment and other non-cash charges. Net cash used in operating activities for the years ended December 31, 2000 and 1999 was $35.3 million and $9.3 million, respectively. Cash used in operating activities for these periods was primarily the result of net losses, adjusted for non-recurring gains, non-cash compensation expense, and acquired IPR&D expense.

Net cash provided by investing activities for the year ending December 31, 2001 was $68.1 million, and consisted primarily of the net proceeds from the sales of assets related to our CE and IA businesses. Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $4.8 million and $5.3 million, respectively. Cash used in investing activities in each annual period consisted of purchases of furniture and equipment of approximately $0.5 million, $3.2 million, and $1.1 million, respectively. Additionally, cash used in investing activities for the period ended December 2000 and 1999 included the acquisitions of Cinax, for approximately $2.8 million in 2000, and Teknema, for approximately $3.3 million in 1999.

In connection with the purchase of eMation, Ltd. we provided $4.3 million of interim financing to fund operating expenses through the closing of the acquisition.

In March 2001, we completed the sale of the assets of our CE business to STMicroelectronics and received approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002.

In March 2001, we sold the assets of our IA business, excluding inventory, to Phoenix Technologies for $18.0 million in cash consideration, of which $1.8 million was being held in escrow by a third party until March 2002 for indemnification purposes. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter.

Net cash used in financing activities was nominal for the period ending December 31, 2001. During this period, cash provided by financing activities of $1.5 million from the exercise of stock options was offset by cash used in financing activities for the repurchases of the Company's common stock of $0.6 million and the repayment of a bridge loan of $0.8 million in connection with the acquisition of eMation, Ltd. Net cash provided by financing activities for the years ended December 31, 2000 and 1999 was $1.0 million and $62.4 million, respectively. Cash provided by financing activities for these annual periods was attributable to net proceeds from the issuance of debt and equity securities to investors and payment of a stock subscription receivable, offset by repayments of other liabilities.

                               Axeda Systems Inc.
                              Management Discussion

In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, the Company acquired the balance of $1.65 million of eMation's amount outstanding under a $1.7 million line of credit with Bank Leumi in Israel. Borrowings under this line bear interest at an annual rate of 3-month LIBOR plus 2.2% per annum (4.083% at December 31, 2001). Under the terms of the line of credit agreement, Bank Leumi has a security interest in all of eMation's property and rights with the exception of the capital equipment encumbered under an equipment line of credit with European Venture Partners ("EVP"). In addition, Bank Leumi has a secondary security interest in the assets encumbered by EVP. The line of credit was paid in full in January 2002, including interest of approximately $0.02 million.

As of December 31, 2001, the Company had approximately $0.7 million outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment until September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires the Company to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each fiscal year as well as other information and notifications regarding eMation's financial and operating results. As of December 31, 2001, the Company was in compliance with all of its covenants to EVP.

On June 25, 2001, eMation obtained a bridge loan (the "bridge loan") in the amount of $0.75 million from certain of its preferred shareholders. The bridge loan accrued interest at an annual rate of LIBOR plus 2.5%. Under the terms of the bridge loan, the principal and interest of the bridge loan had to be repaid in connection with the consummation of the eMation acquisition. Accordingly, the balance of the bridge loan of approximately $0.77 million, and interest of approximately $0.02 million was paid in full on December 7, 2001.

A portion of our liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of our employees is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $0.4 million. The aggregate value of these policies is approximately $0.3 million. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

The Company maintains approximately 9,000 square feet of office space in Marlborough, MA under an operating lease, which is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $0.2 million and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $0.9 million was accrued by eMation as of the date of acquisition.

Although we have no material commitments for capital expenditures, we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

In September 2001, our Board of Directors authorized a stock repurchase program to acquire up to $10 million worth of shares of our common stock. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions. From September to December 2001, the Company repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58.

We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, will be adequate to meet our cash needs for at least the next two years.

                               Axeda Systems Inc.
                              Management Discussion

CRITICAL ACCOUNTING POLICIES

The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company's significant accounting policies, including the critical accounting policies discussed below, see note 1 to the accompanying consolidated financial statements.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We derive our revenues from primarily two sources (i) product revenue, which includes software license, hardware and royalty revenue, and (ii) services and support revenue which includes software license maintenance, training, and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We license our software products on a one and two-year time basis or on a perpetual basis. Some of our licenses include maintenance and support, which typically are for periods of one year.

We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2") as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") to all transactions involving the sale of software products. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101").

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

      We assess collection based on a number of factors, including the transaction history and the credit-worthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all sales, except those completed over the Internet, we use either a binding purchase order or a signed agreement as evidence of an arrangement. For sales over the Internet, we utilize a third party distributor to process our transactions. Sales through our distributors are evidenced by a master

                               Axeda Systems Inc.
                              Management Discussion

agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For multiple-element arrangements that are not accounted for using long-term contract accounting (for example, undelivered maintenance and support), we allocate revenue to the delivered elements of the arrangement using the residual value method when there is VSOE for each of the undelivered elements. We defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of DRM maintenance and postcontract customer support ("PCS") obligations is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of DRM services, such as training or consulting, is based upon separate sales by us of these services to other customers.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In cases where we engage a third party warehouse or distributor to sell any of our inventory on consignment, and collectibility is not probable, revenue is not recognized and inventory is not reduced until cash from the sale is received. In certain consignment arrangements with distributors, if the period under which a right to return has expired with no physical return of the inventory, the inventory is considered sold, assuming all other criteria in SAB 101 are met.

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, if our services are bundled with a license component and the arrangement requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software conforms to the customer's requirements, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the costs incurred to date as a percentage of the estimated total costs to complete the project. During our analysis if the work effort to complete a project exceeds our revenue projections, a loss on the project is immediately recognized.

Provision for doubtful accounts. Management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4.6 million, net of allowance for doubtful accounts of $0.2 million as of December 31, 2001.

Valuation of inventories. We assess the value of our inventories on a periodic basis based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. In cases where any of these factors adversely affects our ability to realize the carrying value of our inventories, an inventory reserve is recorded. Because the timing and magnitude of these changes to inventories are difficult to predict, changes to our inventories' value may occur unexpectedly. Given our inventories balance was $2.1 million net of reserves as of December 31, 2001, we do not believe any unanticipated events will have a material impact upon the realization of the inventories' carrying value.

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identified intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

                               Axeda Systems Inc.
                              Management Discussion

..    significant underperformance relative to expected historical or projected future operating results;
..    significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
..    significant negative industry or economic trends;
..    significant decline in our stock price for a sustained period; and o our market capitalization relative to net book value.


When we determine that the carrying value of identified intangible assets, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identified intangible assets, long-lived assets, and goodwill amounted to $30.4 million as of December 31, 2001.

SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, beginning in 2002 and annually thereafter. As a result, we will not amortize approximately $20.8 million of goodwill recorded in 2001. The Company adopted certain provisions of SFAS No.142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Contingencies. Management's current estimated range of liability related to its pending legal claims is based on claims for which our management can estimate the amount and range of loss. We have recorded our best estimate of the liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.

                               Axeda Systems Inc.
                              Management Discussion

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions in 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial position, results of operations or cash flows because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No.
143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003. The effect of this standard on our results of operations and financial position is being evaluated. While it is likely there will ultimately be material obligations related to the future retirement of assets, management cannot currently estimate the financial impact at the date of adoption, as we have not yet completed our evaluation. However, it is management's belief that any such impact would be a charge to earnings.

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill

                               Axeda Systems Inc.
                              Management Discussion

and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted SFAS No. 141 in 2001. The Company adopted certain provisions of SFAS No.142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002.


ITEM 7 a.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and in Israel and sell such products in North America, Asia and various countries in Europe. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                               Axeda Systems Inc.

ITEM 8.
Financial Statements and Supplementary Data

---------------------------------------------------------------------------------------------
Consolidated Financial Statements
---------------------------------------------------------------------------------------------
Axeda Systems Inc.
---------------------------------------------------------------------------------------------
  Independent Auditors' Report                                                                 71
---------------------------------------------------------------------------------------------
  Consolidated Balance Sheets, December 31, 2001 and 2000                                      72
---------------------------------------------------------------------------------------------
 Consolidated Statements of Operations, Years ended December 31, 2001, 2000, and 1999          73
---------------------------------------------------------------------------------------------
 Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31,
 2001, 2000, and 1999                                                                          74
---------------------------------------------------------------------------------------------
 Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000, and 1999          75
---------------------------------------------------------------------------------------------
 Notes to the Consolidated Financial Statements                                                76
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

                               Axeda Systems Inc.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Axeda Systems Inc.:

     We have audited the accompanying consolidated balance sheets of Axeda Systems Inc. (formerly RAVISENT Technologies Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axeda Systems Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, Axeda Systems Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and other intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Philadelphia, Pennsylvania
February 25, 2002


                                                    AXEDA SYSTEMS INC.
                                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share and per share data)


PART II
ITEM 8:  FINANCIAL STATEMENTS
                                                                                                          December 31,
                                                                                                       2001         2000
                                                                                                    ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents, including restricted cash of $2,549 in 2001 and $1,806 in 2000....   $  47,349    $   9,615
    Accounts receivable, net of provision for doubtful accounts of $179 in 2001 and $2,405 in
    2000 ........................................................................................       4,623        5,901
    Inventories, net ............................................................................       2,070       20,883
    Prepaid expenses ............................................................................         934          963
    Loans receivable--officers, net .............................................................          34          662
    Other current assets ........................................................................         685          547
                                                                                                    ---------    ---------
         Total current assets ...................................................................      55,695       38,571
                                                                                                    ---------    ---------
    Furniture and equipment, net ................................................................       2,567        3,995

    Goodwill, net of accumulated amortization of $7,425 in 2000 .................................      20,819       15,814
    Identified intangible assets, net of accumulated amortization of $192 in 2001 ...............       9,553        1,716
    Loan receivable--officer ....................................................................          --           25
    Other assets ................................................................................         472           72
                                                                                                    ---------    ---------
         Total assets ...........................................................................   $  89,106    $  60,193
                                                                                                    =========    =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of notes payable ............................................................   $   2,149    $      --
    Accounts payable ............................................................................       5,047       11,088
    Accrued expenses ............................................................................       8,928        2,147
    Income taxes payable ........................................................................       1,075           --
    Deferred revenue ............................................................................         926        1,473
    Other current liabilities ...................................................................          --          626
                                                                                                    ---------    ---------
         Total current liabilities ..............................................................      18,125       15,334
                                                                                                    ---------    ---------

 Non-current liabilities:
    Notes payable, less current portion .........................................................         187           --
    Other non-current liabilities ...............................................................       1,428           31
                                                                                                    ---------    ---------
       Total liabilities ........................................................................      19,740       15,365
                                                                                                    ---------    ---------

 Commitments and contingencies (note 15)

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2001 and 2000, none
    issued or outstanding .......................................................................          --           --
    Common stock, $.001 par value 50,000,000 authorized; 27,274,962 shares issued in 2001 and
    17,594,429 in 2000 ..........................................................................          27           17
    Additional paid-in capital ..................................................................     143,454      121,330

    Deferred stock compensation .................................................................      (1,842)      (3,241)
    Accumulated deficit .........................................................................     (70,953)     (72,380)
    Accumulated other comprehensive income (loss) ...............................................          21         (178)

    Treasury stock at cost, 583,800 shares in 2001 and 200,000 shares in 2000 ...................      (1,341)        (720)
                                                                                                    ---------    ---------


         Total stockholders' equity .............................................................      69,366       44,828
                                                                                                    ---------    ---------
         Total liabilities and stockholders' equity .............................................   $  89,106    $  60,193
                                                                                                    =========    =========
                               See accompanying notes to consolidated financial statements.


                                                    AXEDA SYSTEMS INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except share and per share data)


                                                                                              December 31,
                                                                              --------------------------------------------
                                                                                  2001            2000            1999
                                                                              ------------    ------------    ------------
Revenues:
     License ..............................................................   $      6,036    $     12,328    $     12,710
     Services .............................................................            442           1,898             968
     Hardware .............................................................          1,111           6,628          15,740
                                                                              ------------    ------------    ------------

   Total revenues .........................................................          7,589          20,854          29,418
                                                                              ------------    ------------    ------------

Cost of revenues:
     License ..............................................................          1,629           3,374           1,874
     Services .............................................................            223             733             259
     Hardware .............................................................          1,122           6,189          13,732
     Software amortization ................................................            171              --              --
     Inventory charges ....................................................         18,502           1,708              --
                                                                              ------------    ------------    ------------

   Total cost of revenues .................................................         21,647          12,004          15,865
                                                                              ------------    ------------    ------------

Gross profit ..............................................................        (14,058)          8,850          13,553

Research and development
     Non-cash compensation ................................................          2,100             801             200
     Other research and development expense ...............................          5,691          10,187           8,107
Sales and marketing
     Non-cash compensation and other expense ..............................            147           3,480              --
     Other selling and marketing expense ..................................          7,670          10,863           5,296
General and administrative
     Non-cash compensation ................................................            780             467             308
     Other general and administrative expense .............................          9,860          10,256           5,048
     Provision for doubtful accounts ......................................            929           4,965              31
Depreciation and amortization .............................................          2,844           5,897           1,886
Impairment charges ........................................................          3,916           2,831              --
Acquired in-process research and development ..............................          3,112           1,373           1,888
                                                                              ------------    ------------    ------------

Operating loss ............................................................        (51,107)        (42,270)         (9,211)

Gains on sales of assets ..................................................         52,037              --              --
Interest (income) expense, net ............................................         (1,753)         (1,792)         (1,192)
Other (income) expense, net ...............................................            133             (51)             --
                                                                              ------------    ------------    ------------

Income (loss) before provision for income taxes ...........................          2,550         (40,427)         (8,019)

     Provision for income taxes ...........................................          1,123              40              52
                                                                              ------------    ------------    ------------

Net income (loss) .........................................................          1,427         (40,467)         (8,071)

Accretion of discount on mandatory redeemable preferred stock .............             --              --             659
                                                                              ------------    ------------    ------------
Net income (loss) attributable to common shareholders .....................   $      1,427    $    (40,467)   $     (8,730)
                                                                              ============    ============    ============
Basic net income (loss) per weighted average common share outstanding .....   $        .08    $      (2.44)   $      (1.02)
                                                                              ============    ============    ============
Diluted net income (loss) per weighted average common share outstanding ...   $        .07    $      (2.44)   $      (1.02)
                                                                              ============    ============    ============
Weighted average number of common shares outstanding used in calculation of
basic net income (loss) per common share ..................................     18,559,185      16,606,795       8,532,140
                                                                              ============    ============    ============
Weighted average number of common shares outstanding used in calculation of
diluted net income (loss) per common share ................................     20,194,713      16,606,795       8,532,140
                                                                              ============    ============    ============

                               See accompanying notes to consolidated financial statements.


                                                         AXEDA SYSTEMS INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (In thousands, except share and per share data)


                                                                         Accumulated                           Total       Compre-
                     Common stock       Additional  Deferred    Accumu-     other                           stockholders'  hensive
                                         paid-in     stock       lated   comprehensive  Treasury    Note       equity      income
                    Shares    Amount     capital  compensation  deficit  income (loss)   stock    receivable (deficiency)  (loss)
                 ------------------------------------------------------------------------------------------------------------------
Balance
as of
December
31, 1998 .......  3,520,851 $        3 $   13,097 $     (749) $  (23,842) $      (25) $     (720) $       -- $  (12,236) $  (13,708)
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ==========
Issuance
of Series B
preferred
stock
and stock
subscription
receivable .....         --         --        125         --          --          --          --        (500)      (375)         --
Transaction
costs
related to
sale of
Series C
preferred
stock ..........         --         --        (30)        --          --          --          --          --        (30)         --
Issuance of
common
stock upon
exercise of
options ........     83,061         --        129         --          --          --          --          --        129          --
Conversion of
subordinated
notes payable
upon initial
public
offering .......         --         --        625         --          --          --          --          --        625          --
Issuance of
common stock
upon exercise
of warrants ....    926,002          1         54         --          --          --          --          --         55          --
Accretion of
discount
on mandatory
redeemable
preferred
stock ..........         --         --       (659)        --          --          --          --          --       (659)         --
Initial
public
stock
offering, net ..  5,750,000          6     61,416         --          --          --          --          --     61,422          --
Conversion of
preferred
stock to
common stock
upon public
offering .......  5,508,207          6     20,460         --          --          --          --          --     20,466          --
Deferred
stock
compensation
related
to stock
options ........         --         --      1,371     (1,371)         --          --          --          --         --          --
Amortization
of deferred
stock
compensation ...         --         --         --        442          --          --          --          --        442          --
Compensation
related to
stock options ..         --         --        470         --          --          --          --          --        470          --
Issuance of
common stock
to acquire
Teknema ........    264,745         --     12,402         --          --          --          --          --     12,402          --
Foreign
currency
translation
adjustment .....         --         --         --         --          --         (55)         --          --        (55)        (55)
Net loss .......         --         --         --         --      (8,071)         --          --          --     (8,071)     (8,071)
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ----------


                                                                         Accumulated                           Total       Compre-
                     Common stock       Additional  Deferred    Accumu-     other                           stockholders'  hensive
                                         paid-in     stock       lated   comprehensive  Treasury    Note       equity      income
                    Shares    Amount     capital  compensation  deficit  income (loss)   stock    receivable (deficiency)  (loss)
                 ------------------------------------------------------------------------------------------------------------------
Balances
as of
December
31, 1999 ....... 16,052,866 $       16 $  109,460 $   (1,678) $  (31,913) $      (80) $     (720) $     (500)$   74,585  $   (8,126)
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ==========
Repayment
of stock
subscription
receivable .....         --         --         --         --          --          --          --         500        500          --
Issuance of
common
stock upon
exercise of
options ........    888,272          1      1,040         --          --          --          --          --      1,041          --
Issuance of
common
stock upon
exercise of
warrants .......    405,298         --         20         --          --          --          --          --         20          --
Deferred
compensation
related to
stock
options ........     33,647         --        890       (758)         --          --          --          --        132          --
Amortization
of deferred
stock
compensation ...         --         --         --      1,271          --          --          --          --      1,271          --
Issuance of
equity
securities to
acquire Cinax ..    138,455         --      3,725     (2,076)         --          --          --          --      1,649          --
Issuance of
warrants
under
distribution
rights
agreement
and other
services .......         --         --      5,724         --          --          --          --          --      5,724          --
Foreign
currency
translation
adjustment .....         --         --         --         --          --         (11)         --          --        (11)        (11)
Unrealized loss
on available-
for-sale
investment .....         --         --         --         --          --         (87)         --          --        (87)        (87)
Issuance of
common stock
for employee
stock
purchase
plan ...........     75,891         --        471         --          --          --          --          --        471          --
Net loss .......         --         --         --         --     (40,467)         --          --          --    (40,467)    (40,467)
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ----------


                                                                         Accumulated                           Total       Compre-
                     Common stock       Additional  Deferred    Accumu-     other                           stockholders'  hensive
                                         paid-in     stock       lated   comprehensive  Treasury    Note       equity      income
                    Shares    Amount     capital  compensation  deficit  income (loss)   stock    receivable (deficiency)  (loss)
                 ------------------------------------------------------------------------------------------------------------------
Balances
as of
December
31, 2000 ....... 17,594,429 $       17 $  121,330 $   (3,241) $  (72,380) $     (178) $     (720) $       -- $   44,828  $  (40,565)
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ==========
Issuance of
common
stock upon
exercise of
options ........  1,167,132          1      1,570         --          --          --          --          --      1,571          --
Issuance of
common
stock upon
exercise of
warrants .......         --         --          4         --          --          --          --          --          4          --
Issuance of
common
stock for
employee stock
purchase plan ..     38,735         --         86         --          --          --          --          --         86          --
Issuance of
equity
securities
related to
Cinax ..........    474,666          1         14        344          --          --          --          --        359          --
Issuance of
common
stock to
acquire
eMation,
Ltd. ...........  8,000,000          8     19,752       (847)         --          --          --          --     18,913          --
Compensation
related to
stock
options
and warrants ...         --         --        698        549          --          --          --          --      1,247          --
Amortization
of deferred
stock
compensation ...         --         --         --      1,353          --          --          --          --      1,353          --
Repurchases of
common stock ...         --         --         --         --          --          --        (621)         --       (621)         --
Foreign
currency
translation
adjustment .....         --         --         --         --          --         112          --          --        112         112
Reclassification
adjustment for
available-for-
sale investment
sold ...........         --         --         --         --          --          87          --          --         87          87
Net income .....         --         --         --         --       1,427          --          --          --      1,427       1,427
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ----------
Balances
as of
December
31, 2001 ....... 27,274,962 $       27 $  143,454 $   (1,842) $  (70,953) $       21  $   (1,341) $       -- $   69,366  $    1,626
                 ---------- ---------- ---------- ----------  ----------  ----------  ----------  ---------- ----------  ==========

                                    See accompanying notes to consolidated financial statements.


                                        AXEDA SYSTEMS INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)

                                                                             December 31,
                                                                    ------------------------------
                                                                       2001       2000      1999
                                                                    ------------------------------
Cash flows from operating activities:
   Net income (loss) .............................................  $  1,427   $(40,467)  $ (8,071)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization ...............................     3,015      5,897      1,886
     Impairment charges ..........................................     3,916      2,831         --
     Gain on sales of assets .....................................   (52,037)        --        (17)
     Non-cash compensation and other expenses ....................     2,599      4,496        937
     Provision for doubtful accounts .............................       929      4,965         31
     Provision for inventory .....................................    18,783         --         --
     Acquired in-process research and development ................     3,112      1,373      1,888

   Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
     Accounts receivable .........................................     2,252      4,822       (262)
     Inventories .................................................      (895)   (19,560)       260
     Loan receivable--officer ....................................       494       (209)      (418)
     Prepaid expenses and other current assets ...................    (1,590)      (220)    (1,042)
     Other assets and intangible assets ..........................       572        152         --
     Accounts payable ............................................   (15,623)     4,980    (10,152)
     Accrued expenses, other current other non-current
       liabilities ...............................................     2,257     (1,205)     1,136
     Income taxes payable ........................................     1,075         --         --
     Deferred revenue ............................................      (765)    (3,186)     4,486
                                                                    --------   --------   --------
Net cash used in operating activities ............................   (30,479)   (35,331)    (9,338)
                                                                    --------   --------   --------

Cash flows from investing activities:
   Capital expenditures ..........................................      (505)    (3,204)    (1,139)
   Net proceeds from sales of assets .............................    68,112        141        129
   Acquisition, net of cash acquired .............................       497     (2,763)    (3,267)
   Proceeds from (investment in) short-term investment ...........        --      1,018     (1,018)
                                                                    --------   --------   --------
Net cash provided by (used in) investing activities ..............    68,104     (4,808)    (5,295)
                                                                    --------   --------   --------

Cash flows from financing activities:
   Net proceeds from exercise of stock options and warrants ......     1,538        970        184
   Repurchases of common stock ...................................      (621)        --         --
   Borrowings (repayments) under capital lease obligations .......       (38)       (40)        60
   Repayments under other liabilities ............................      (132)      (441)    (2,321)
   Repayment of shareholder bridge loan ..........................      (750)        --         --
   Note receivable ...............................................        --        500         --
   Net proceeds from issuance of common stock ....................        --         --     61,422
   Net proceeds from Series B and C preferred stock ..............        --         --      3,125
   Payments for convertible securities ...........................        --         --        (30)
                                                                    --------   --------   --------
Net cash provided by (used in) financing activities ..............        (3)       989     62,440

Effect of exchange rate changes on cash and cash equivalents .....       112        (11)       (55)
                                                                    --------   --------   --------

Net increase (decrease) in cash and cash equivalents .............    37,734    (39,161)    47,752
Cash and cash equivalents:
   Beginning of period ...........................................     9,615     48,776      1,024
                                                                    --------   --------   --------
   End of period .................................................  $ 47,349   $  9,615   $ 48,776
                                                                    ========   ========   ========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest ....................................................  $     20   $     33   $    356
     Income taxes ................................................       308         --         --
Non-cash investing and financing activities:
     Equipment acquired under capital lease obligation ...........        --         --        109
     Issuance of warrants and options in connection with equity
     transactions ................................................     2,262      8,253      1,437
     Amortization of deferred stock compensation .................     1,353      1,271        442

                   See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)      Summary of Significant Accounting Policies

        a)  Description of Business

         Axeda Systems Inc. ("the Company" or "Axeda"), which changed its name from RAVISENT Technologies Inc. in January 2002, develops, markets and sells software products and technologies used by multiple industries and customers worldwide for Device Relationship Management ("DRM"), data visualization, data acquisition and control and communication through the Internet (note 4a). The Company distributes its DRM products through direct sales to original equipment manufacturers ("OEM's") and enterprise customers, as well as through distributors and value-added resellers. The Company maintains regional sales and support offices for DRM in the United States, Japan, France, Israel and the Netherlands.

         The Company also designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer ("PC") systems. In March 2001, the Company sold the assets of its consumer electronics ("CE") and Internet appliance ("IA") businesses (note 5). The Company also provides supporting hardware designs to selected customers as well as customization services and customer support. The Company's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers and, during 2000, CE platforms. The Company's customers for its digital video products consist principally of PC manufacturers.

         During 2001 and 2000 the Company's revenues were substantially generated from selling digital video solutions and IA devices to PC, CE, and IA OEM's. During 1999 the Company's revenues were substantially generated from selling hardware-based digital video solutions to PC and CE OEM's. The Company changed its strategic focus during 1999 from selling hardware-based digital video solutions to licensing its proprietary technology to provide software-based digital video solutions to primarily PC and CE OEM's. In November of 1999, the Company acquired Teknema Inc., which expanded the Company's product offerings to the IA market (note 4c). In August 2000, the Company acquired Cinax Designs Inc. (note 4b), which enhanced the Company's digital video product line. In December 2001 the Company purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, MA, for the purpose of acquiring a company with greater opportunity than its existing product line. As a result of the acquisition, the Company is a provider of DRM solutions. See note 4a-Acquisitions for the description and accounting for the acquisition of eMation.

         The Company has sustained significant net losses and negative cash flows from operations since its inception. For the years ended December 31, 2001, 2000 and 1999, the Company's net losses excluding gains on sales of assets, were $50.6 million, $40.5 million, and $8.1 million, respectively. The Company plans on investing heavily in product development, and sales and marketing, and to a lesser degree in operations and administrative areas. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through December 31, 2002.

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

        d)  Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventory is net of reserves of approximately $21.3 million and $3.8 million at December 31, 2001 and 2000, respectively.

        e)  Furniture and Equipment

         Furniture and equipment is stated at cost. Equipment under capital leases is stated at the lower of the present value of the minimum lease payments or the fair value of the equipment. Depreciation and amortization on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is amortized straight-line over the lease term or the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

--------------------------------------------------------------------------------
      Purchased software ......................    3-5 years
--------------------------------------------------------------------------------
      Computer equipment ......................    3-5 years
--------------------------------------------------------------------------------
      Research and development equipment ......    5 years
--------------------------------------------------------------------------------
      Furniture and equipment .................    7 years
--------------------------------------------------------------------------------

        f)  Goodwill and Intangible Assets

           Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), approximately $20.8 million of goodwill acquired subsequent to June 30, 2001, in connection with the acquisition of eMation, Ltd. (note 4a), is not being amortized. Also under SFAS No. 142, through December 31, 2001, all other goodwill was amortized on a straight-line basis over the expected period to be benefited, estimated at four years. Other identified intangible assets, consisting of developed and core technology, patent applications and customer base are amortized on a straight-line basis over periods from two to five years. Accumulated amortization at December 31, 2001 and 2000 was approximately $192,000 and $7,425,000, respectively. Amortization expense was approximately $2,418,000, $5,234,000 and $1,526,000 in 2001, 2000 and 1999, respectively. See Recent Accounting Pronouncements (note
1q) for further discussion of SFAS No. 142 and notes 4, 6 and 7 for further discussion of acquisitions, acquired intangible assets and goodwill, respectively.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


        g)  Long-lived Assets

         The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted.

         In 2001, the Company recognized an impairment charge of approximately $2.2 million to reduce the amount of goodwill and intangible assets associated with a prior acquisition to their estimated fair value of zero. The impairment charge is attributable to certain technology acquired from, and goodwill related to the acquisition of Cinax Designs Inc. in 2000. During the fourth quarter of 2001, the Company determined that it would not allocate future resources to assist in the market growth of this technology and the Company does not anticipate material future sales of the products. Also in 2001, the Company recognized an impairment charge of approximately $1.7 million to reduce the amount of acquired technology rights associated with a prior equity financing to its estimated fair value of zero. This impairment charge is attributable to certain technology acquired from Intel in connection with the sale of the Company's Series C preferred stock in 1999. During the fourth quarter of 2001, the Company determined that it would not allocate future resources to assist in the market growth of this technology and the Company does not anticipate any material future sales of products incorporating this technology. The aggregate amount of impaired long-lived assets of approximately $3.9 million recorded in 2001 is included in impairment charges in the accompanying statement of operations.

         For the year ended December 31, 2000, the Company recognized an impairment charge of approximately $2.8 million to reduce the amount of an intangible prepaid distribution rights fee (the"Fee") with a recorded fair value based on a warrant to purchase 1.5 million shares of the Company's common stock issued to a distributor in connection with a one-year distribution rights agreement (the "Agreement") to its estimated fair value of zero. The impairment charge was attributable to the parties' differing interpretations of the terms of the Agreement, resulting in the immediate termination of the Agreement and no sales under it. As a result, the Company determined that, as of December 31, 2000, the carrying amount of the Fee was not recoverable and the excess of the carrying amount of the Fee over the fair value of the Fee of approximately $2.8 million was recorded as an impairment charge in the accompanying statement of operations.

         There were no impairments of intangible assets charged to operations in 1999.

         Judgments and assumptions are inherent in management's estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

        h)  Revenue Recognition

         In 2001 and 2000, the Company's primary revenue categories consist of: software licenses for PC and CE products, including DVD; IA products, including Internet browser software and

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards (note 5). Beginning in December 2001, the Company has also licensed its DRM products to customers in the industrial, building automation, technology, medical instrumentation, office and semiconductor equipment industries (note 4).

         The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). License revenues are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable. Royalties representing software license fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 45 to 60 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

         For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, the Company allocates revenue to the delivered elements of the arrangement using the residual value method. Therefore, the Company defers revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

         When VSOE does not exist to allocate revenue to each of the various elements of an arrangement and revenue cannot be allocated using the residual value method, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified upgrade rights, the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from the customers in excess of revenue recognized are recorded as deferred revenue.

         Hardware revenues are recognized upon shipment of products to customers. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of manufacturing defect, which is the responsibility of the Company's third party contract manufacturers. For hardware transactions where no software is involved, we apply the

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101") issued by the U.S. Securities and Exchange Commission ("SEC").

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates or fixed fees, and we generally recognize revenue as these services are performed.

         The Company recognizes services revenues in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, the Company applies the percentage-of-completion method of contract accounting to the entire arrangement. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

        i)  Computer Software Costs

         Computer software costs consist of purchased software capitalized under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Amortization of capitalized software costs is computed on a straight-line basis over the estimated economic life of the product (notes 4a and 6) or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater, and included in cost of revenues in the accompanying statement of operations. To date, no internally developed software costs have been capitalized. All other research and development expenditures are charged to research and development expense in the period incurred.

         Software developed for internal use is recognized in accordance with SOP 98-1, "Accounting For The Cost Of Computer Software Developed Or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on the Company's operating results or financial position.

        j)  Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense was approximately $1,908,000, $2,527,000 and $139,000 and for the years ended December 31, 2001, 2000 and 1999, respectively.

        k)  Income Taxes

         Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

        l)  Financial Instruments

         The Company's financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and capital lease obligations that are carried at cost, which approximates fair value.

        m)  Stock Options

         SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"), provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosures of results of operations as if the fair value method had been applied. The Company applies APB 25 for stock options and stock-based awards to employees and has disclosed pro forma net income (loss) as if the fair value method had been applied (note 14).

        n)  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        o)  Foreign Currency Translation

         All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity in the accompanying consolidated financial statements.

        p)  Computation of Net Income (Loss) Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" (SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


            The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share data):

----------------------------------------------------------------------------------------------------
                                                             Income         Shares        Per-Share
                                                           (Numerator)   (Denominator)      Amount
----------------------------------------------------------------------------------------------------
Basic EPS
----------------------------------------------------------------------------------------------------
    Net income available to common stockholders .........   $    1,427         18,559     $     0.08
                                                            ----------     ----------     ----------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
----------------------------------------------------------------------------------------------------
    Warrants ............................................           --            218
----------------------------------------------------------------------------------------------------
    Outstanding options .................................           --            659
----------------------------------------------------------------------------------------------------
    Contingently issuable shares ........................           --            759
                                                            ----------     ----------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Diluted EPS
----------------------------------------------------------------------------------------------------
    Net income available to common stockholders
    and assumed conversions .............................   $    1,427         20,195     $     0.07
                                                            ==========     ==========     ==========
----------------------------------------------------------------------------------------------------

            Options to purchase approximately 2.0 million shares of common stock at various exercise prices were outstanding during the twelve months ended December 31, 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the options were greater than the average market price of the common shares and are therefore anti-dilutive. The options have various expiration dates during the next 10 years.

            Warrants to purchase approximately 0.2 million shares of common stock, net of the warrant issued to American Trading S.A. that was canceled on March 28, 2001, issued at various exercise prices were outstanding during the year ended December 31, 2001, but were not included in the calculation of diluted EPS because the corresponding exercise prices were greater than the average market price of the common shares and are therefore anti-dilutive. The warrants have various expiration dates during the next 5 years.

            The effects of dilution for the years ended December 31, 2000 and 1999 are not considered since the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS.

        q)  Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

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

         FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003. The effect of this standard on our results of operations and financial position is being evaluated. While it is likely there will ultimately be material obligations related to the future retirement of assets, management cannot currently estimate the financial impact at the date of adoption, as we have not yet completed our evaluation. However, it is management's belief that any such impact would be a charge to earnings.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted SFAS

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


No. 141 in 2001. The Company adopted certain provisions of SFAS No.142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002.

        r)  Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2)    Furniture and Equipment

         Furniture and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

--------------------------------------------------------------------------------
                                                                 2001      2000
                                                                 ----      ----
--------------------------------------------------------------------------------
Furniture and fixtures ......................................   $  805    $1,321
--------------------------------------------------------------------------------
Leasehold improvements ......................................      201       326
--------------------------------------------------------------------------------
Computer equipment ..........................................    1,525     1,926
--------------------------------------------------------------------------------
Research and development equipment ..........................      519     1,664
--------------------------------------------------------------------------------
Software ....................................................      445       329
                                                                ------    ------
--------------------------------------------------------------------------------
                                                                 3,495     5,566
--------------------------------------------------------------------------------
Less: accumulated depreciation and amortization .............      928     1,571
                                                                ------    ------
--------------------------------------------------------------------------------
Furniture and equipment, net ................................   $2,567    $3,995
                                                                ======    ======
--------------------------------------------------------------------------------

         Assets recorded under capital leases are approximately $86,000 and $108,000 as of December 31, 2001 and 2000, respectively. Related accumulated amortization is approximately $64,000 and $50,000 as of December 31, 2001 and December 31, 2000, respectively. Depreciation expense was approximately $597,000 and $666,000 for the years ended December 31, 2001 and 2000, respectively. Included in depreciation expense is amortization of assets recorded under capital leases of approximately $30,000 and $44,000 for each of the years ended December 31, 2001 and 2000, respectively.

3)    Restricted Cash

      Included in restricted cash is a portion of the sales price, held by a third party in escrow for indemnification purposes, related to the sales of the assets of the Company's Consumer Electronics ("CE") and Internet Appliance ("IA") businesses totaling approximately $2.5 million (note 5). In March 2002 the Company received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. The Company is unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to the Company will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

      As of December 31, 2000 the Company issued letters of credit to vendors totaling approximately $1.8 million. Under the terms of the letters, the Company was required to secure the letters with cash in amounts equal to the amount of the outstanding letters of credit. Upon the expiration of the letters of credit, the cash was returned to the Company.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


      On November 8, 1999 the Superior Court in the Commonwealth of Massachusetts approved an attachment of funds for approximately $0.5 million to be held in trust pending the settlement of a complaint by a former supplier. In connection with the settlement agreement, on June 1, 2000, the attachment was vacated and the funds were returned to the Company (note 15c).

4)    Acquisitions

        a)  eMation, Ltd.

         On December 7, 2001, the Company acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, MA, a developer of Internet-based solutions that extract and manage information from intelligent devices and make that information available to people and business systems. The Company acquired eMation to acquire a company with greater opportunity than its existing product line. As a result of the acquisition, the Company is a provider of DRM solutions worldwide. The Company also expects to reduce costs through economies of scale. The results of eMation's operations are included in the Company's consolidated financial statements since the date of acquisition.

         The Company acquired eMation in consideration for: 8 million shares of Axeda common stock, valued at approximately $17.4 million; the assumption of 1,428,710 shares of Axeda common stock reserved for issuance upon exercise of assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of Axeda common stock issued at closing pursuant to the Company's 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of Axeda common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. The aggregate value of these issued and assumed options and warrants was approximately $2.6 million. The total combined value of the securities assumed and issued was approximately $20 million and the Company incurred transaction costs of approximately $3.4 million related to the eMation acquisition, for an aggregate purchase price of $23.4 million. The Company also assumed approximately $5 million of eMation net debt.

         The value of the common stock issued was determined based on the average market price of the Company's common stock a few days before and after the terms of the acquisition were agreed to and announced. The value of the assumed and issued options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.15%, volatility factor of 125%, no dividend factor and a remaining life of 2 years.

         The acquisition was recorded under the purchase method of accounting. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We expensed $3.1 million of the purchase price as IPR&D in connection with the eMation acquisition.

         The Company also issued or assumed warrants at closing exercisable for up to 108,238 shares of Axeda common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

         An aggregate of 1.6 million shares of Axeda common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate the Company for certain losses and taxes that may arise as a result of the eMation acquisition. The shareholders' agent appointed pursuant to the share purchase agreement agreed to the Company submitting a claim on the escrow fund for the return of 23,843 shares of the Company's common stock in consideration for the Company's issuance of 106,172 warrants, described above, at the closing. This escrow arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to former eMation shareholders.

         Pursuant to the lock-up agreement executed by each selling eMation shareholder, each shareholder agreed not to directly or indirectly transfer any shares or rights relating to the shares of Axeda common stock received pursuant to the share purchase agreement until the one year anniversary of the closing, subject to certain exceptions. Axeda common stock issued and to be issued to the selling eMation shareholders will not be registered at the time of issuance.

Prior to the acquisition, the Company loaned eMation $4.3 million with an interest rate of 3-month LIBOR plus 2.5%. On the date of the closing of the transaction, the Company paid certain employees of eMation for joining the Company sign-on bonuses totaling $0.3 million.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

  ---------------------------------------------------------------------------------------
      Current assets ........................................................   $  3,856
  ---------------------------------------------------------------------------------------
      Property and equipment ................................................      1,168
  ---------------------------------------------------------------------------------------
      Identified intangible assets ..........................................      9,745
  ---------------------------------------------------------------------------------------
      In-process research and development ("IPR&D") .........................      3,112
  ---------------------------------------------------------------------------------------
      Goodwill ..............................................................     20,819
                                                                                --------
  ---------------------------------------------------------------------------------------
           Total assets acquired ............................................     38,700
                                                                                --------
  ---------------------------------------------------------------------------------------

  ---------------------------------------------------------------------------------------
      Current liabilities ...................................................     12,358
  ---------------------------------------------------------------------------------------
      Long-term debt ........................................................      2,336
  ---------------------------------------------------------------------------------------
      Other non-current liabilities .........................................      1,428
                                                                                --------
  ---------------------------------------------------------------------------------------
           Total liabilities assumed ........................................     16,122
                                                                                --------
  ---------------------------------------------------------------------------------------

  ---------------------------------------------------------------------------------------
      Unvested stock options allocated to deferred stock compensation .......       (847)
                                                                                --------
  ---------------------------------------------------------------------------------------
           Net assets acquired ..............................................   $ 23,425
                                                                                ========
  ---------------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


         The identifiable intangible assets acquired that are subject to amortization total $9,745,000 and consist of the following (amounts in thousands):

   ----------------------------------------------------------------------------
                                                                      Weighted
                                                                      Average
                                                                     Estimated
                                                                    Useful Life
                                                         Amount       (Years)
   ----------------------------------------------------------------------------
      Developed Technology .........................   $   1,378             2
   ----------------------------------------------------------------------------
      Core Technology ..............................       7,055             5
   ----------------------------------------------------------------------------
      Patent Applications ..........................         990             5
   ----------------------------------------------------------------------------
      Customer Base ................................         322             5
                                                       ---------
   ----------------------------------------------------------------------------
           Total                                       $   9,745             5
                                                       =========
   ----------------------------------------------------------------------------

         The amount allocated to IPR&D was determined by independent appraisal. The projects in progress, the next generation DRM product and industrial automation products, require resolution of high-risk testing and development issues in order to be completed. At acquisition, those projects had not reached technological feasibility and had no alternative future uses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, Accounting for Research and Development Costs, and FASB Interpretation No. 4, Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method, amounts assigned to IPR&D technology meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D technology was valued using the income approach, a cash flow model under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. Accordingly, the amount allocated to IPR&D of $3.1 million was recorded as a charge in the accompanying statement of operations in the period of acquisition.

         The amount allocated to deferred stock compensation was determined in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25," ("FIN 44"). Under FIN 44, to the extent that service is required subsequent to the consummation date of the acquisition in order to vest in the assumed options, a portion of the intrinsic value (if any) of the unvested awards shall be allocated to unearned compensation and recognized as compensation cost over the remaining future vesting (service) period. The amount allocated to unearned compensation cost shall be based on the portion of the intrinsic value at the consummation date related to the future vesting (service) period. Accordingly, the intrinsic value, which corresponds to 530,000 of the total 1,550,000 stock options and warrants assumed and issued, of approximately $847,000 has been deducted from the fair value of the awards for purposes of the allocation of the purchase price and allocated to deferred stock compensation. The Company is amortizing this amount over the respective vesting periods of 6 to 24 months and recorded approximately $40,000 of non-cash compensation expense in 2001 related to these awards.


         The following unaudited pro forma information is presented as if the acquisition of eMation occurred as of the beginning of each of the respective years. The pro forma information,

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

  -------------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
  -------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------
                                                                     2001           2000
  -------------------------------------------------------------------------------------------
    Revenues ..................................................   $   18,148     $   30,866
                                                                  ==========     ==========
  -------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------
    Net loss ..................................................   $  (17,718)    $  (61,160)
                                                                  ==========     ==========
  -------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------
    Basic and diluted net loss per weighted average
    common share outstanding ..................................   $    (0.68)    $    (2.49)
                                                                  ==========     ==========
  -------------------------------------------------------------------------------------------

        b)  Cinax Designs Inc.

        In August 2000, the Company acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression for approximately $3.5 million in cash and an aggregate of 825,000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock ("preferred stock") of our subsidiary, Ravisent British Columbia Inc. ("Ravisent BC"). The shares of preferred stock are exchangeable, at the option of the holder at any time, on a one-for-one basis, into shares of the Company's common stock, have an automatic redemption date of August 1, 2005, and contain certain dividend restrictions, as defined. The acquisition was recorded under the purchase method of accounting. The results of operations of Cinax have been included in the Company's consolidated financial statements from August 11, 2000.

        In connection with the acquisition, the Company expensed $1.4 million of the purchase price as IPR&D and incurred transaction costs of $0.3 million. Goodwill and other intangible assets of $3.2 million was recorded and was being amortized on a straight-line basis over a period of four years. In December 2001 the Company evaluated the goodwill and other intangible assets recorded in connection with the acquisition and recognized an impairment charge of $2.2 million (note 1g). The intellectual property acquired in this acquisition was not transferred or sold as a result of the STMicroelectronics or Phoenix transactions (note 5).

        On the date of acquisition the Company recorded prepaid compensation of $0.8 million and deferred stock compensation of $2.1 million in connection with the cash, common stock (39,807 shares or $0.2 million) and preferred stock (420,806 shares or $1.9 million), that were held in escrow and subject to vesting and continued employment subsequent to the acquisition. The deferred stock compensation included amounts recorded for common stock (10,719 shares) and preferred stock (88,990 shares) with an aggregate value of $0.4 million, held in escrow for the former non-employee stockholders of Cinax, which were for Company indemnification purposes and were not subject to post-acquisition employment requirements. No cash was held in escrow for the former non-employee stockholders. When the employment of the former employees of Cinax was terminated by the Company in March 2001, the remaining balance of $0.3 million of prepaid compensation was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying statement of operations. In addition, the unamortized balance of $0.9 million of the initial $2.1 million recorded as deferred stock compensation related to 22,840 of the escrowed shares of the

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


Company's common stock and 260,526 shares of the escrowed preferred stock was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying statement of operations. In August and September 2001, an additional 11,847 shares of common stock and 111,903 shares of preferred stock, for a total of 123,750 shares were released from escrow resulting in a charge of $0.1 million to non-cash research and development expense for the net book value of deferred stock compensation recorded for these shares. In September 2001, at the end of the escrow claim period, 53,497 shares were returned to the Company, comprised of common stock (5,120 shares) and preferred stock (48,377 shares) recorded at an aggregate amount of $0.2 million, which was recorded as a reduction to deferred stock compensation.

         As of December 31, 2001, 484,968 shares of the Company's common stock issued for this transaction are recorded as issued and outstanding for financial reporting and earnings per share purposes, including 311,826 shares of preferred stock which were exchanged in 2001. As the remaining unexchanged shares of preferred stock totaling 286,535 shares are exchanged by the preferred stockholders, such shares will be recognized as issued and outstanding.

  The purchase price was allocated as follows (in thousands):

         ----------------------------------------------------------------------
          Fair value of assets acquired ............................   $   347
         ----------------------------------------------------------------------
          Goodwill and intangible assets (note 1g) .................     3,234
         ----------------------------------------------------------------------
          Workforce in place .......................................        80
         ----------------------------------------------------------------------
          In-process research and development technology ...........     1,373
         ----------------------------------------------------------------------
          Liabilities acquired .....................................      (276)
                                                                       -------
         ----------------------------------------------------------------------
             Total .................................................   $ 4,758
                                                                       =======
         ----------------------------------------------------------------------

        c)  Teknema Inc.

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

         The acquisition of Teknema was recorded under the purchase method of accounting. The results of operations of Teknema were included in the Company's consolidated financial statements from November 8, 1999. In connection with the acquisition, we expensed $1.9 million of the purchase price as IPR&D. At the date of acquisition, Teknema had three development projects that had not reached technological feasibility and for which there was no alternative future use. The in-process research and development technology was valued using a cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 20%-30% discount rate for

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. The three development projects ranged in percentage of completion at the date of acquisition from 15% to 50%.

         The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and was being amortized on a straight-line basis over four years. The purchase price was allocated as follows (in thousands):

         ----------------------------------------------------------------------
          Fair value of assets acquired ...........................   $  5,018
         ----------------------------------------------------------------------
          Goodwill and other intangible assets (note1g) ...........     16,031
         ----------------------------------------------------------------------
          Workforce in place ......................................        190
         ----------------------------------------------------------------------
          In-process research and development technology ..........      1,888
         ----------------------------------------------------------------------
          Liabilities acquired ....................................     (7,343)
                                                                      ---------
         ----------------------------------------------------------------------
             Total ................................................   $ 15,784
                                                                      ========
         ----------------------------------------------------------------------

5)    Sales of Assets

        a)  Sale of Consumer Electronics Assets

On March 1, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its CE business to STMicroelectronics NV ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the CE business. In connection with the sale, the Company and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to the Company's former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of the Company entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million remains held in escrow by a third party in escrow for indemnification purposes until September 2002 and is included in restricted cash in the consolidated balance sheet as of December 31, 2001. In connection with the asset sale, the Company and certain of its subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of its technology used in its IA products (note 5b) and PC products.

The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

-------------------------------------------------------------------------------
Sale price .........................................................   $ 55,602
-------------------------------------------------------------------------------
Accounts receivable acquired .......................................       (261)
-------------------------------------------------------------------------------
Accrued expenses assumed ...........................................        137
-------------------------------------------------------------------------------
Net book value of deferred stock compensation ......................       (498)
-------------------------------------------------------------------------------
Net book value of furniture and equipment sold .....................     (2,036)
-------------------------------------------------------------------------------
Net book value of goodwill and intangible assets ...................       (968)
-------------------------------------------------------------------------------
Other assets .......................................................        (18)
-------------------------------------------------------------------------------
Employee transition and inducement costs ...........................     (2,956)
-------------------------------------------------------------------------------
Professional and legal fees ........................................     (1,487)
                                                                       --------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Gain on sale of CE assets ..........................................   $ 47,515
                                                                       ========
-------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


        b)  Sale of Internet Appliance Assets

On March 23, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its IA business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the IA business, including those purchased from Teknema. Certain employees of the Company entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002 and is included in restricted cash in the consolidated balance sheet as of December 31, 2001. In March 2002, the Company received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. The Company is unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to the Company will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

-------------------------------------------------------------------------------
Sale Price .........................................................   $ 18,000
-------------------------------------------------------------------------------
Prepaid expenses ...................................................       (954)
-------------------------------------------------------------------------------
Net book value of deferred stock compensation ......................       (121)
-------------------------------------------------------------------------------
Net book value of furniture and equipment sold .....................       (466)
-------------------------------------------------------------------------------
Net book value of goodwill and intangible assets ...................    (10,586)
-------------------------------------------------------------------------------
License fee ........................................................       (250)
-------------------------------------------------------------------------------
Employee transition and inducement costs ...........................       (763)
-------------------------------------------------------------------------------
Professional and legal fees incurred ...............................       (338)
                                                                       --------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Gain on sale of IA assets ..........................................   $  4,522
                                                                       ========
-------------------------------------------------------------------------------

        c)  Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the results of operations of the Company for the year ended December 31, 2001, as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses, amortization of goodwill, the gains recorded upon the dispositions and income taxes. The unaudited pro forma financial information for the year ended December 31, 2001 does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001 (in thousands except per share data).

    -------------------------------------------------------------------------------------
                                                                      2001        2000
    -------------------------------------------------------------------------------------
    Revenues ....................................................   $  7,142    $ 11,739
                                                                    ========    ========
    -------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------
    Net loss ....................................................   $(49,487)   $(15,734)
                                                                    ========    ========
    -------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------
    Basic and diluted net loss per weighted average common          $  (2.67)   $  (2.49)
    share outstanding ...........................................   ========    ========
    -------------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6)    Acquired Intangible Assets

         Acquired intangible assets that are subject to amortization at December 31, 2001 and 2000, consist of the following (in thousands):

    ---------------------------------------------------------------------------
                                           Gross                Accumulated
                                      Carrying Amount           Amortization
                                      ---------------           ------------
    ---------------------------------------------------------------------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
    ---------------------------------------------------------------------------
    Developed Technology ........   $ 1,378     $    --     $    55     $    --
    ---------------------------------------------------------------------------
    Core Technology .............     7,055          --         116          --
    ---------------------------------------------------------------------------
    Patent Applications .........       990          --          16          --
    ---------------------------------------------------------------------------
    Customer Base ...............       322          --           5          --
    ---------------------------------------------------------------------------
    Intel Technology Rights .....        --       1,716          --          --
    ---------------------------------------------------------------------------
    Goodwill-Cinax ..............        --       3,376          --         277
    ---------------------------------------------------------------------------
    Goodwill-Teknema ............        --      16,253          --       4,655
    ---------------------------------------------------------------------------
    Goodwill-Viona ..............        --       3,610          --       2,493
                                    -------     -------     -------     -------
    ---------------------------------------------------------------------------
         Total ..................   $ 9,745     $24,955     $   192     $ 7,425
                                    =======     =======     =======     =======
    ---------------------------------------------------------------------------

         Aggregate amortization expense was approximately $2.4 million for the year ended December 31, 2001, and approximately $5.2 million for the year ended December 2000. Estimated aggregate expense for each of the next 5 years is as follows (in thousands):

      -------------------------------------------------------------------------
                                                                Charged to:
      -------------------------------------------------------------------------
                                                           Cost of    Operating
                                                Total      revenues    expense
                                                -----      --------    -------
      -------------------------------------------------------------------------
      Fiscal year ending December 31,
      -------------------------------------------------------------------------
      2002 .................................   $  2,367    $  2,104    $    263
      -------------------------------------------------------------------------
      2003 .................................      2,305       2,043         262
      -------------------------------------------------------------------------
      2004 .................................      1,673       1,411         262
      -------------------------------------------------------------------------
      2005 .................................      1,673       1,411         262
      -------------------------------------------------------------------------
      2006 .................................      1,535       1,294         241
      -------------------------------------------------------------------------

7)    Goodwill

         The changes in the gross carrying amount of goodwill for the years ended December 31, 2001 and 2000, are as follows (in thousands):

      --------------------------------------------------------------------------------------------------
                                                    PC          CE          IA        Other*      Total
                                                    --          --          --        ------      -----
      --------------------------------------------------------------------------------------------------
      Balance as of January 1, 2000 ..........   $     --    $  3,610    $ 16,221    $     --   $ 19,831
      --------------------------------------------------------------------------------------------------
      Goodwill acquired during the
      year ...................................      3,376          --          32          --      3,408
                                                 --------    --------    --------    --------   --------
      --------------------------------------------------------------------------------------------------
      Balance as of December 31, 2000 ........      3,376       3,610      16,253          --     23,239
      --------------------------------------------------------------------------------------------------
      Goodwill acquired during the year ......        729          --          --      20,819     21,548
      --------------------------------------------------------------------------------------------------
      Impairment losses ......................     (4,105)         --          --          --     (4,105)
      --------------------------------------------------------------------------------------------------
      Goodwill written off related to
      sales of assets of businesses ..........         --      (3,610)    (16,253)         --    (19,863)
      --------------------------------------------------------------------------------------------------
      Balance as of December 31, 2001 ........   $     --    $     --    $     --    $ 20,819   $ 20,819
                                                 ========    ========    ========    ========   ========
      --------------------------------------------------------------------------------------------------

      Goodwill acquired in 2001 is not expected to be deductible for income tax purposes.

      * Because the Company has not completed its assignment of the goodwill acquired in 2001 to reporting units, it is not practicable to disclose the amount of this goodwill by reportable segment (note 4a).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                Business of Axeda


8)    Inventories

         Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

      ---------------------------------------------------------------------
                                                              December 31,
      ---------------------------------------------------------------------
                                                            2001      2000
      ---------------------------------------------------------------------
      Raw materials ...................................   $   936   $17,369
      ---------------------------------------------------------------------
      Products in process .............................        --       762
      ---------------------------------------------------------------------
      Finished products ...............................     1,134     2,752
                                                          -------   -------
      ---------------------------------------------------------------------

      ---------------------------------------------------------------------
      Inventories, net ................................   $ 2,070   $20,883
                                                          =======   =======
      ---------------------------------------------------------------------

9)    Notes Payable

      Note Payable - Bank Leumi

      In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, the Company acquired the balance of $1,650,000 of eMation's amount outstanding under a $1,700,000 line of credit with Bank Leumi in Israel. Borrowings under this line bear interest at an annual rate of 3-month LIBOR plus 2.2% per annum (4.083% at December 31, 2001). Under the terms of the line of credit agreement, Bank Leumi has a security interest in all of eMation's property and rights with the exception of the capital equipment encumbered under an equipment line of credit with European Venture Partners Limited ("EVP"). In addition, Bank Leumi has a secondary security interest in the assets encumbered by EVP. The line of credit was paid in full in January 2002, including interest of approximately $21,000.

      Equipment Line of Credit

      As of December 31, 2001, the Company had approximately $686,000 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment through September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires the Company to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each fiscal year as well as other information and notifications regarding eMation's financial and operating results.

      As of December 31, 2001, the Company was in compliance with all of its covenants to EVP.

      Bridge Loan

      On June 25, 2001, eMation obtained a bridge loan (the "bridge loan") in the amount of $750,000 from certain of its preferred shareholders. The bridge loan accrued interest at an annual rate of LIBOR plus 2.5%. Under the terms of the bridge loan, upon the acquisition of eMation by the Company, the principal and interest of the bridge loan were required to be repaid in connection with the consummation of the acquisition. Accordingly, the balance of the bridge loan of approximately $768,000, including interest of approximately $18,000, was paid in full on December 7, 2001.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10)   Accrued Expenses

Accrued expenses consist of the following:

      -----------------------------------------------------------------------
                                                             December 31,
      -----------------------------------------------------------------------
                                                         2001          2000
      -----------------------------------------------------------------------
      Legal and professional fees ............        $   2,708     $     290
      -----------------------------------------------------------------------
      Payroll and related costs ..............            2,951           397
      -----------------------------------------------------------------------
      Severance ..............................              899            --
      -----------------------------------------------------------------------
      Unutilized leased facility .............              107            --
      -----------------------------------------------------------------------
      Royalties to Israeli government agencies              620            --
      -----------------------------------------------------------------------
      Legal settlements ......................              277            --
      -----------------------------------------------------------------------
      Accrued Dolby royalties ................              122           664
      -----------------------------------------------------------------------
      Warranty ...............................               50           361
      -----------------------------------------------------------------------
      Other ..................................            1,194           435
                                                      ---------     ---------
      -----------------------------------------------------------------------
                                                      $   8,928     $   2,147
                                                      =========     =========
      -----------------------------------------------------------------------


11)   Loans Receivable--Officers

      In November 2000, the Company entered into an agreement to loan a newly hired officer of the Company $50,000 for the purpose of relocation. In September 2001, the officer's employment was terminated and the remaining balance of the loan of $31,000, including interest of approximately $4,000, was forgiven.

      From September to November 2000, the Company advanced $189,510 to an officer of the Company. In March 2001, the officer accepted employment with STMicroelectronics in connection with the sale of our CE assets (note 5a). The loan is payable on demand.

         In August and September 2000, the Company entered into agreements to loan an executive officer of the Company $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans are secured by all of the Company's stock held or subsequently acquired by the officer. The loans bear interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. In July 2001, the Company advanced this executive officer of the Company an additional $250,000. Under the terms of the executive officer's separation agreement, the aggregate amount of the advances of $414,000, including interest of approximately $16,000 was forgiven.

         In January 2000, the Company entered into an agreement to loan a former officer of the Company $160,000. The loan is secured by all of the Company's stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan bears interest at 5% per annum and was originally due December 31, 2000. The former officer committed to a payment plan of $5,000 per month and is now in default. The former officer has paid $15,000 and the Company is negotiating to receive full payment.

      In November 1999, the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan was to be repaid in twenty-four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provided for a monthly bonus to the officer in an amount equal to the monthly loan repayment. In

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

connection with the sale of the IA assets (note 5b) in March 2001, the unpaid loan balance of approximately $114,000 was forgiven.

12)   Other Liabilities

      Severance

     A portion of the Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees, is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $493,000 and is included in other non-current liabilities as of December 31, 2001. The aggregate value of these policies of approximately $322,000 is included in other assets in the Company's consolidated balance sheet as of December 31, 2001. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

      Acquisition

     In connection with a previous acquisition, $1.35 million of the purchase price, recorded at a present value of $1.1 million, was payable in equal annual installments from 1999 to 2001. The final installment, which was included in other current liabilities as of December 31, 2000, of $0.4 million was paid in January 2001.

13)   Equity Transactions and Capital Stock

Stock Repurchase Program and Treasury Stock

           In September 2001, the board of directors approved and the Company commenced a program to repurchase up to $10 million worth of its outstanding shares of common stock in the open market over the next 12 months, at the discretion of management. From September to December 2001, the Company repurchased 383,800 shares for an aggregate cost of approximately $621,000 including commissions, at an average market price per share of approximately $1.58.

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

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     In April 1999, the Company completed a financing in which it issued convertible securities to an affiliate of Intel for $4.7 million and entered into a license agreement covering certain Intel technology. The purchase price received from Intel consisted of cash consideration of $3.0 million and, in addition, the Company was granted a license for Intel technology valued at $1.7 million. The Intel license permits the Company to incorporate the Intel digital content receiver technology into the Company's products on a royalty free basis as the Company's products are subsequently licensed to its customers. The Company capitalized the $1.7 million and subsequently wrote the balance off in December 2001 as an impairment charge (note 1g).

Preferred Stock Subscription

     In March 1998, the Company entered into a subscription and technology license agreement. This agreement provides, among other things, for the Company to license certain technology to an unrelated third party (the licensee). In connection with the agreement, the licensee is required to pay a minimum of $750,000 at the end of each calendar quarter during the first year and a minimum of $900,000 at the end of each calendar quarter during the second year. Included in the first year quarterly payments is $125,000 per quarter that was applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The quarterly payment for the fourth quarter of the second year included $500,000 that was to be applied towards the purchase of the Company's Series B preferred stock at $4.98 per share. The purchase of the preferred stock under this agreement was on the same terms as the licensee's purchase of Series B preferred stock in April 1998. As of December 31, 1998, the Company had issued 75,301 shares of Series B preferred stock under this agreement. In April 1999 the Company issued 25,100 shares of Series B preferred stock under the preferred stock subscription agreement. In addition, the Company amended this agreement and issued 100,402 shares of Series B preferred stock and warrants for the purchase of 40,863 shares of common stock in exchange for which it received a promissory note with an aggregate value of $500,000 due in April 2000. The $500,000 note reflects the payment due in the fourth quarter of the second year of the above agreement. The note was satisfied in June 2000.

14)   Stock Options, Stock Purchases and Warrants

      a)    Stock Options

            The Company adopted the 1995 Stock Option Plan (the 1995 Plan) in May 1995. The 1995 Plan provides for the grant of incentive stock options and non-qualified stock options to employees, consultants, advisors to the Company, and members of the board of directors to

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

purchase shares of common stock. Prior to the adoption of the 1995 Plan, 43,258 options were granted to employees. Under the terms of the 1995 Plan, authorized options are granted at estimated fair value. The options generally vest over a period ranging from 2 to 5 years and expire 5 to 10 years from the grant date. In 1998 the board of directors approved an amendment to the Company's 1995 Plan in which the total number of options available for grant was increased to 8,500,000. In April 1999, the Company, with the approval of the board of directors, adopted the 1999 Stock Incentive Plan (1999 Plan) as a successor to the 1995 Plan. The 1999 Plan has reserved 3,905,361, 3,383,529 and 2,725,000 shares as of December 31, 2001, 2000 and 1999, respectively. The 1999 Plan has three separate programs which include; the discretionary option grant program under which employees may be granted options to purchase shares of common stock; the stock issuance program under which eligible employees may be granted shares of common stock; and the automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.

           In December 2001 and in connection with the acquisition of eMation (note 4), the Company assumed 530,000 unvested stock options held by certain officers and employees of eMation exercisable at a price of $0.01, which was less than the fair market value of the Company's common stock of $2.14 on the date of the acquisition. The Company recorded deferred stock compensation of approximately $847,000 that is being amortized on a pro rata basis over the vesting periods of 6 to 24 months. Also in connection with the acquisition of eMation (note 4), the Company assumed 883,710 unvested and 15,000 fully vested stock options held by certain officers and employees of eMation and issued 113,600 unvested stock options to an officer and certain employees of eMation exercisable at a price of $2.14, which was equal to the fair market value of the Company's common stock on the date of the acquisition.

           In August 2001, the board of directors granted an aggregate of 331,000 stock options to an officer-employee with an exercise price of $0.01 per share. The Company recorded deferred stock compensation of approximately $0.5 million that is being amortized over the vesting period of three years. In connection with the closing of the acquisition of eMation (note 4), in February 2002, options for 100,000 shares became immediately vested and exercisable. As a result the Company will record additional non-cash compensation expense of approximately $0.1 million attributable to the accelerated vesting of this option. Also in August 2001, the board of directors granted 300,000 stock options to the officer-employee with an exercise price equal to the fair market value on the date of grant. These options vest 25% upon completion of one year of service from the date of grant, with the balance vesting equally over a 36-month period measured from the first anniversary of the vesting commencement date.

           In July 2001 the board of directors granted 380,000 stock options to employees with an exercise price of $0.01 per share. The Company recorded deferred stock compensation of approximately $0.8 million that is being amortized on a pro rata basis over the vesting period of 12 months. Also in July 2001, the board of directors granted 162,500 stock options to employees with an exercise price equal to the fair market value on the date of grant, that are fully vested upon the completion of one year of service from the date of grant.

           In May 2000, the Company granted 78,500 options to purchase common stock to employees, with an exercise price of $0.01 per share. The Company has recorded approximately $633,000 of deferred stock compensation in connection with these options that is being amortized over the option vesting periods, ranging from 18 to 24 months. In June 2000 the Company granted 17,500 options to purchase common stock, with an exercise price of $0.01 per share. The Company recorded approximately $112,000 of deferred stock compensation in connection with these options that are being amortized over the option vesting period of 24 months.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

           In February 2000, subsequent to the original dates of grant, the portion of an employment agreement for an employee relating to stock option vesting was amended. The amendment was considered a modification of the original terms of the awards, requiring a new measurement date as if the rights were newly granted. The amount of compensation expense recognized was determined by calculating the total number of options that would have vested at the end of the six-month post-termination period multiplied by the difference between the fair market value on the date of modification and the original exercise price. Because subsequent to the modification the individual was no longer an employee, there was no service period and the intrinsic value of the modified options of approximately $346,000 was expensed immediately.

           In November 1999, the Company, in accordance with the terms of the Teknema acquisition agreement assumed approximately 537,000 of Teknema's outstanding options. These options ranged in price from $.10 to $.94, and vested over a four-year period. In March 2001, in connection with the sale of the assets of the Company's IA business (note 5), the balance of the approximately
0.1 million unexercised options were exercised.

           In June 1999, the Company granted 481,555 options, with an exercise price of $10.20 per share. The Company recorded $866,800 of deferred stock compensation in connection with these options that are being amortized over the option vesting period.

           In February 1999, the Company granted 144,688 options, with an exercise price of $2.52 per share. The Company recorded $503,514 of deferred stock compensation in connection with these options that are being amortized over the option vesting period.

A summary of stock option activity follows:

-------------------------------------------------------------------------------------------------------------------------
                                                   2001                         2000                       1999
-------------------------------------------------------------------------------------------------------------------------
                                                        Weighted                     Weighted                    Weighted
                                                        average                      average                     average
                                          Number of     exercise      Number of      exercise     Number of      exercise
                                           Options       price         Options        price        Options        price
                                           -------       -----         -------        -----        -------        -----
-------------------------------------------------------------------------------------------------------------------------
Balance as of beginning of year ......    3,055,318    $     5.69     3,479,316    $     5.09     2,113,952    $     1.80
-------------------------------------------------------------------------------------------------------------------------
Options granted ......................    1,600,300    $     1.07       933,254    $     6.35       986,563    $    13.95
-------------------------------------------------------------------------------------------------------------------------
Options assumed ......................    1,428,710    $     1.35            --    $       --       537,560    $     0.53
-------------------------------------------------------------------------------------------------------------------------
Options (forfeited) ..................   (1,135,604)   $     9.53      (468,980)   $    11.05       (75,697)   $     2.64
-------------------------------------------------------------------------------------------------------------------------
Options (exercised) ..................   (1,167,132)   $     1.35      (888,272)   $     1.17       (83,062)   $     1.55
                                         ----------                  ----------                  ----------
-------------------------------------------------------------------------------------------------------------------------
                                          3,781,592    $     2.43     3,055,318    $     5.69     3,479,316    $     5.09
                                         ==========                  ==========                  ==========
-------------------------------------------------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

           At December 31, 2001, 1,226,317 options with a weighted-average exercise price of $3.45 were fully vested and exercisable.

           The weighted-average exercise prices and weighted average grant-date fair value of options granted during 2001 is as follows:

--------------------------------------------------------------------------------
                                                             2001
--------------------------------------------------------------------------------
                                              Weighted average  Weighted average
                                               exercise price     fair value
--------------------------------------------------------------------------------
Exercise price equals fair
market value ...........................          $   1.96          $   1.85
--------------------------------------------------------------------------------
Exercise price exceeds fair
market value ................................          N/A               N/A
--------------------------------------------------------------------------------
Exercise price is less than
fair market value ...........................     $   0.01          $   1.96
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  $   1.07          $   1.90
--------------------------------------------------------------------------------

           The following summarizes information about the Company's stock options outstanding at December 31, 2001:

------------------------------------------------------------------------------------------------------------
                                              Options outstanding                   Options exercisable
------------------------------------------------------------------------------------------------------------
                                                    Weighted
                                   Number            average        Weighted        Number        Weighted
                               outstanding at       remaining       average     outstanding at    average
                                December 31,       contractual      exercise     December 31,     exercise
Range of exercise prices            2001           life (years)       price          2001          price
------------------------------------------------------------------------------------------------------------
$  0.01 -  3.88 ........              3,249,530             8.6       $ 1.27           896,548       $ 1.33
------------------------------------------------------------------------------------------------------------
$  3.89 -  7.75 ........                205,350             6.5         6.07           137,851         6.04
------------------------------------------------------------------------------------------------------------
$  7.76 - 11.63 ........                271,812             3.0         9.97           163,019        10.06
------------------------------------------------------------------------------------------------------------
$ 11.64 - 15.50 ........                 22,700             5.3        14.88            12,761        14.88
------------------------------------------------------------------------------------------------------------
$ 15.51 - 19.38 ........                 21,850             3.7        15.94            10,675        15.94
------------------------------------------------------------------------------------------------------------
$ 19.39 - 38.75 ........                 10,350             8.0        38.75             5,463        38.75
------------------------------------------------------------------------------------------------------------
        Totals .........              3,781,592             8.1       $ 2.43         1,226,317       $ 3.45
                                      =========             ===       ======         =========       ======
------------------------------------------------------------------------------------------------------------

           The Company applies APB 25 and related interpretations in accounting for its stock option plan. For pro forma purposes, had compensation cost been recognized pursuant to SFAS No. 123, the Company's net income would have been decreased and the net (loss) would have been increased as follows (in thousands, except per share data):

-------------------------------------------------------------------------------------------------
                                                               2001          2000          1999
-------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stockholders:
-------------------------------------------------------------------------------------------------
     As reported................................             $ 1,427      $(40,467)     $ (8,730)
-------------------------------------------------------------------------------------------------
     Pro forma..................................             $(1,043)     $(45,005)     $(10,758)
-------------------------------------------------------------------------------------------------
Net income (loss) per common share - basic:
-------------------------------------------------------------------------------------------------
     As reported................................             $  0.08      $  (2.44)     $  (1.02)
-------------------------------------------------------------------------------------------------
     Pro forma..................................             $ (0.06)     $  (2.71)     $  (1.26)
-------------------------------------------------------------------------------------------------
Net income (loss) per common share - diluted:
-------------------------------------------------------------------------------------------------
     As reported................................             $  0.07      $  (2.44)     $  (1.02)
-------------------------------------------------------------------------------------------------
     Pro forma..................................             $ (0.06)     $  (2.71)     $  (1.26)
-------------------------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

           The per-share weighted-average fair value of stock options issued by the Company during 2001, 2000 and 1999 was $1.90, $6.56 and $10.63, respectively.

           The following range of assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-price model:

--------------------------------------------------------------------------------
                                             2001         2000         1999
--------------------------------------------------------------------------------
Dividend yield........................          0%           0%           0%
--------------------------------------------------------------------------------
Expected volatility...................        192%         167%         119%
--------------------------------------------------------------------------------
Average expected option life..........     4 years      4 years      4 years
--------------------------------------------------------------------------------
Risk-free interest rate...............       2.28%        5.71%        5.51%
--------------------------------------------------------------------------------

        b)  Employee Stock Purchase Plan

        In April 1999, the Company, with the approval of the board of directors, adopted an Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The purchase plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. Each offering period will have a maximum duration of twenty-four months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase interval. The initial offering period commenced on the effectiveness of the Company's initial public offering in July 1999 and, because the fair market value of the Company's common stock on the last day of the second purchase interval was below the enrollment price, ended on the last business day of July 2000. The second offering period commenced August 2000 and, because the fair market value of the Company's common stock on the last day of the purchase interval was below the enrollment price, ended January 2001. The third offering period commenced February 2001 and, because the fair market value of the Company's common stock on the last day of the purchase interval was below the enrollment price, ended on the last business day of July 2001. The fourth offering period began August 2001.

A summary of the shares purchased is as follows:

--------------------------------------------------------------------------------
                                          Number of              Purchase Cost
--------------------------------------------------------------------------------
Purchase Date                      Shares Purchased              (in thousands)
--------------------------------------------------------------------------------
January 31, 2000...........                 27,513                        $281
--------------------------------------------------------------------------------
July 31, 2000..............                  48,378                         190
--------------------------------------------------------------------------------
January 31, 2001...........                  27,330                          71
--------------------------------------------------------------------------------
July 31, 2001..............                  11,405                          15
--------------------------------------------------------------------------------
Total......................                 114,626                        $557
                                            =======
--------------------------------------------------------------------------------

        c)  Warrants

         The warrants issued by the Company generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing in the case of the warrants for preferred stock.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

  A summary of warrant activity follows:

----------------------------------------------------------------------------------------------
                                                   Preferred                   Common
----------------------------------------------------------------------------------------------
                                                          Weighted                   Weighted
                                                          Average                    Average
                                            Number of     exercise     Number of     exercise
                                             Warrants       price      Warrants        price
----------------------------------------------------------------------------------------------
Balance as of December 31, 1998 ........      920,006    $     0.60    1,608,171    $     0.35
                                           ==========    ==========   ==========    ==========
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
     Warrants granted ..................           --            --       51,079          0.06
----------------------------------------------------------------------------------------------
     Warrants canceled .................           --            --           --            --
----------------------------------------------------------------------------------------------
     Warrants exercised ................     (920,006)   $     0.60     (926,936)         0.10
                                           ----------    ----------   ----------    ----------
----------------------------------------------------------------------------------------------
Balance as of December 31, 1999 ........           --            --      732,314    $     0.65
                                           ==========    ==========   ==========    ==========
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
     Warrants granted ..................                               1,509,166          6.98
----------------------------------------------------------------------------------------------
     Warrants canceled .................                                      --            --
----------------------------------------------------------------------------------------------
     Warrants exercised ................                                (405,847)         0.18
                                                                      ----------    ----------
----------------------------------------------------------------------------------------------
Balance as of December 31, 2000 ........                               1,835,633    $     5.96
                                                                      ==========    ==========
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
     Warrants granted ..................                                  48,079         12.84
----------------------------------------------------------------------------------------------
     Warrants assumed (note 4) .........                                  74,661          5.52
----------------------------------------------------------------------------------------------
     Warrants canceled .................                              (1,500,000)         7.00
----------------------------------------------------------------------------------------------
     Warrants exercised ................                                      --
                                                                      ----------
----------------------------------------------------------------------------------------------
Balance as of December 31, 2001 ........                                 458,373    $     3.19
                                                                      ==========    ==========
----------------------------------------------------------------------------------------------

           In December 2001 and in connection with the acquisition of eMation (note 4), the Company issued or 115,238 fully-vested stock warrants at exercise prices ranging from $2.14 to $21.51.

           In June 2000, the Company entered into a one-year distribution rights agreement (the Agreement) with American Trading S.A. (ATSA) for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 15c). On March 28, 2001, the warrant had an estimated fair value of approximately $435,000, which was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.21%, volatility factor of 96%, no dividend factor and a remaining life of 1.25 years.

      The warrants for preferred stock were all exercised and converted to common stock on a one for one basis in connection with the Company's initial public offering in July 1999.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15)   Commitments and Contingencies

      a)  Leases

         The Company leases its office facilities and various equipment under operating leases that expire at various dates through 2012. The following is a schedule by year of future minimum lease payments (in thousands) relating to non-cancelable operating leases as of December 31, 2001. The schedule includes the effects of the assumption by STMicroelectronics, effective March 1, 2001, of the Company's corporate headquarters lease (note 5a), which expires in May 2007. As a result, our future minimum required lease payments were reduced by approximately $6.8 million.

----------------------------------------------------------------------------
                                                            Operating Leases
----------------------------------------------------------------------------
Year ending December 31,
----------------------------------------------------------------------------
     2002...........................................                $  1,726
----------------------------------------------------------------------------
     2003...........................................                   1,312
----------------------------------------------------------------------------
     2004...........................................                     831
----------------------------------------------------------------------------
     2005...........................................                     206
----------------------------------------------------------------------------
     2006...........................................                     197
----------------------------------------------------------------------------
     Thereafter.....................................                     426
                                                                    ========
----------------------------------------------------------------------------
     Total minimum lease payments...................                $  4,698
                                                                    ========
----------------------------------------------------------------------------

           Total rent expense for the years ended December 31, 2001, 2000, and 1999, respectively, was approximately $931,000, $1,633,000 and $667,000, respectively.

           The Company leases offices in Malvern, Pennsylvania for approximately 14,000 square feet of space. The lease expires in November 2002 and is for an annual rental of approximately $240,000 plus operating expenses.

           The Company also leases approximately 9,000 square feet of office space under a five-year lease expiring in March 2005 in San Jose, California, at an annual rental of approximately $400,000 including operating expenses, with sales offices and PC engineering facilities for our digital media business.

           The Company currently leases approximately 12,000 square feet of space in an office building located in Mansfield, Massachusetts for its research and development, sales and support and administrative activities. This facility is leased through July 2004 at an average annual rental of approximately $270,000.

           The Company also leases approximately 1,000 square feet of space in Israel for research and development activities at an annual rental of approximately $142,000. This facility is leased through August 2004.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

           The Company currently leases 8 other international sales offices in France, the Netherlands, Japan and Great Britain. In 2002 the Company expects to close its Great Britain facility and consolidate its activities in our offices in France. The combined annual rental for these offices is approximately $200,000 and the leases have terms expiring from April 2002 through November 2012.

           The Company believes these facilities will be adequate to fulfill our needs for the foreseeable future, with the exception of the Mansfield facility, which the Company is currently considering expanding.

           The Company maintains approximately 9,000 square feet of office space in Marlborough, MA under an operating lease. This space is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $181,000 and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $0.9 million was accrued by eMation as of the date of acquisition. The Company is pursuing opportunities to sublease this office (note 4).

      b)  Royalties

      Under various licensing agreements, the Company is required to pay royalties, generally on per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was approximately $1,324,000, $3,245,000, and $1,678,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in cost of revenues in the consolidated statements of operations.

         Royalty Commitments to the Chief Scientist:

                 eMation has received grants from the Chief Scientist of Israel's Ministry of Industry and Trade to finance the research and development of certain products. The Company is obligated to pay royalties at a rate of 3-3.5% resulting from sales of the products being developed within the framework of the aforementioned grants, and the services related to the products, up to an amount equal to 100% of the grants received, linked to the U.S. dollar. Grants received in respect of approvals obtained after December 31, 1998, will bear interest at an annual rate equal to 12-month LIBOR (2.445% at December 31, 2001).

                 eMation received and accrued no grants in 2001

                 As of December 31, 2001, the Company had accrued royalties of approximately $0.1 million.

           Royalties to the Fund for the Encouragement of Marketing Activities:

                 The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded eMation grants for participation in foreign marketing expenses. The Company is required to pay royalties at the rate of 3.5% of the increase in export sales, up to an amount equal to 100% of the grants received linked to the U.S. dollar. Grants received after January 1, 1998 bear interest at an annual rate equal to 6-month LIBOR (1.983% at December 31, 2001).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

                 As of December 31, 2001, the Company has accrued royalties of approximately $0.5 million.


        c)  Contingencies

        On November 27, 2001, a putative shareholder class action was filed against the Company, certain of the Company's officers and directors, and several investment banks that were underwriters of the Company's initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased the Company's stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. The Company believes that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of Axeda's employees are members of the putative classes alleged in these actions and therefore may have interests adverse to the Company with respect to the alleged claims in these actions. The Company believes that such lawsuit and claims are without merit and that the Company has meritorious defenses to the actions. The Company plans to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm Axeda's results of operations, liquidity and financial condition.


        Between February and April 2000, eleven class action lawsuits were filed against Axeda and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Exchange Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. In connection with the Company's initial public offering, the Company purchased directors and officers insurance that provides the Company with protection from claims made against officers, directors or the Company arising from claims including but not limited to any written demand for damages and any civil, criminal, administrative, or regulatory proceedings and appeals. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

         In April 2001, a third party who licensed software to the Company filed a lawsuit against the Company in California. The dispute arose out of a contract whereby the Company licensed software from the third party for use with the eSurfer browser bundled with the Company's Internet set-top box assets sold to Phoenix Technologies in March 2001 (note 5b). The third party claimed that there were fees due and owing under the contract. The Company and the third party entered into a confidential settlement agreement in July 2001 and the case has been dismissed. The amount of the settlement had been fully accrued as of December 31, 2000.

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

         Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provides for the immediate termination of the Agreement, including the right for Axeda to terminate the warrant and a royalty-free right in 2001 for Axeda to use the mark "WWWTV", which Axeda owns as of January 1, 2002. In addition, in January 2001 the Company paid approximately $1.2 million to ATSA in exchange for the settlement and release was required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 14c) is included in other selling and marketing expenses in the consolidated statement of operations for the year ended December 31, 2001. In January 2002, the parties were in disagreement about whether and to what extent a payment for any finders fee was due to ATSA for 2001. On January 30, 2002, the parties entered into a confidential general settlement and release agreement, which resolved the dispute between the parties concerning the payment of a finder's fee. In connection with the January 2002 settlement, in January 2002 the Company paid $325,000 in cash to ATSA and transferred title to 15,000 Internet set-top boxes, with a net book value of approximately $675,000, for an aggregate and final settlement of the liability to ATSA of $1,000,000.

Various third parties have notified the Company, as well as some of the Company's customers, that the Company's products infringe patents held by such third parties. The Company has not determined whether and to what extent that the patents held by such third parties are valid and whether and to what extent Axeda's products may infringe such patents. Axeda is unable to predict the outcome of these matters, or reasonably estimate a range of possible loss given the current status of these matters.

         On or about August 10, 2000, Corum Group, Ltd. filed an action against Axeda and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

1352D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% transaction fee in the event Corum located a purchaser for Cinax. The Company acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of the Company's common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleged that it introduced Axeda to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of approximately 53,500 shares of our common stock and non-voting, no-par exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, the parties entered into a settlement and release agreement whereby the Company paid cash of $110,000 and issued 110,000 shares of Axeda common stock to Corum totaling approximately $0.3 million in full settlement of the matter and the action has been dismissed. The amount of the settlement was accrued in full as of March 31, 2001 and all of the shares that were placed in escrow to indemnify the Company for this liability were returned to the Company in September 2001. The settlement agreement provided that if a registration on Form S-3 was not filed by August 7, 2001 and every 45-day interval thereafter, then Corum could make a claim for an additional 15,000 shares of Axeda common stock. As the S-3 was not filed until December 5, 2001, Corum made a claim for such additional 30,000 shares, as provided in the settlement agreement. The S-3 was filed on December 5, 2001 and the shares were registered. In September 2001 upon the resolution of the escrow, the Company recorded the balance of the settlement for the additional 30,000 shares of $44,100.

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

        d)  Employment Agreements

         The Company has entered into employment agreements with certain officers and employees of the Company. The agreements are generally for two to three-year periods, generally provide

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

for annual bonuses, guaranteed bonuses and incentive and nonqualified stock options, as determined by the board of directors, and covenants not-to-compete during the employment term and for one year thereafter. The employment agreements also generally provide for severance benefits of six months to one year's salary and health insurance coverage in the event the individual is terminated under the terms of the agreements.

16)   Business Risks and Credit Concentration

            The Company's growth will be increasingly driven by its DRM products and services, a market in which the Company has limited experience. Axeda markets its DRM solutions worldwide to the service operation of device original equipment manufacturers (OEMs) and strategic large-scale end users in a variety of industries including the industrial and building automation, high-technology devices, medical instrumentation, office automation and semiconductor equipment industries. Although the market for DRM products and services is relatively new, the Company faces risks from both external and internal participants. Additionally, technological change, could adversely affect the Company's ability to grow and compete.

         The Company also licenses and sells its digital media products principally in the intensely competitive PC OEM industry. This industry has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry would adversely affect operating results. The Company has decided to seek strategic alternatives for its digital media business as a result of the change in its strategic focus resulting from the sale of the assets of its CE business to STMicroelectronics (note 5), the sale of the assets of the IA business to Phoenix Technologies (note 5), and the acquisition of eMation (note 4), as well as the intense competitive environment in the PC market.


         The Company's customers, including its major customers disclosed in note 20, have not executed long-term contracts and generally are not required to purchase minimum quantities from the Company. The Company's software license revenues from DRM products may result from a relatively small number of sales, some of which generate disproportionately large revenues. As such, the Company's operating results could be materially affected by a decrease in business with these customers or if fewer than expected customers purchase the Company's products.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally no collateral is required. The Company had three customers representing, in the aggregate, 26% and 44% of accounts receivable at December 31, 2001 and 2000, respectively.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Areas

     Long-lived assets, at cost, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the U.S., for the following years noted (in thousands):

--------------------------------------------------------------------------------
Country
-------                                                        December 31,
--------------------------------------------------------------------------------
                                                         2001     2000     1999
                                                         ----     ----     ----
--------------------------------------------------------------------------------
United States .......................................   $2,994   $4,844   $1,970
--------------------------------------------------------------------------------
Canada ..............................................       --       79       --
--------------------------------------------------------------------------------
France ..............................................      113       --       --
--------------------------------------------------------------------------------
Germany .............................................       --      643      547
--------------------------------------------------------------------------------
Israel ..............................................      240       --       --
--------------------------------------------------------------------------------
Japan ...............................................       64       --       --
--------------------------------------------------------------------------------
Netherlands .........................................       79       --       --
--------------------------------------------------------------------------------
United Kingdom ......................................        5       --       --
                                                        ------   ------   ------
--------------------------------------------------------------------------------
Total ...............................................   $3,495   $5,566   $2,517
                                                        ======   ======   ======
--------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

17)   Income Taxes

      The provision for income taxes is as follows (in thousands):

      --------------------------------------------------------------------
                                               Years ended December 31,
      --------------------------------------------------------------------
                                            2001        2000        1999
      --------------------------------------------------------------------
      Federal .........................   $    668    $     --    $     --
      --------------------------------------------------------------------
      State ...........................         55          --          --
      --------------------------------------------------------------------
      Foreign .........................        400          40          52
                                          --------    --------    --------
      --------------------------------------------------------------------

      --------------------------------------------------------------------
      Total ...........................   $  1,123    $     40    $     52
                                          ========    ========    ========
      --------------------------------------------------------------------

         No provision for deferred income taxes is required to be recorded for the years ended December 31, 2001, 2000 or 1999.

         The table below reconciles the U.S. federal statutory income tax rate to the recorded provision for income taxes (in thousands):

-----------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                   2001        2000        1999
-----------------------------------------------------------------------------------------------------------------
Federal income tax expense (benefit) at U.S. federal statutory rate ..........   $    864    $(13,745)   $ (2,726)
-----------------------------------------------------------------------------------------------------------------
State income tax benefit, net of federal income tax expense
   (benefit) .................................................................       (656)     (1,966)       (524)
-----------------------------------------------------------------------------------------------------------------
In-process research and development expenses and goodwill ....................      6,560       2,221       1,005
-----------------------------------------------------------------------------------------------------------------
Foreign income taxes .........................................................        400          40          52
-----------------------------------------------------------------------------------------------------------------
Warrant and option expense ...................................................      1,162      (1,271)         --
-----------------------------------------------------------------------------------------------------------------

Non-deductible acquisition costs .............................................        630          --          --
-----------------------------------------------------------------------------------------------------------------
Change in valuation allowance ................................................     (3,045)     13,047       2,180
-----------------------------------------------------------------------------------------------------------------
Acquired deferred tax assets .................................................     (4,526)         --          --
-----------------------------------------------------------------------------------------------------------------
Other ........................................................................       (266)      1,714          65
-----------------------------------------------------------------------------------------------------------------
                                                                                 $  1,123    $     40    $     52
                                                                                 ========    ========    ========
-----------------------------------------------------------------------------------------------------------------

           The components of the net deferred tax assets (liabilities) as of December 31, 2001 and 2000, consist of the following (in thousands):
-------------------------------------------------------------------------------
                                                                December 31,
-------------------------------------------------------------------------------
                                                              2001        2000
-------------------------------------------------------------------------------
Deferred tax assets:
-------------------------------------------------------------------------------
Net operating losses ....................................   $22,283    $ 20,452
-------------------------------------------------------------------------------
Reserves and accruals not currently deductible ..........       214       2,296
-------------------------------------------------------------------------------
Depreciation/Amortization ...............................      (189)      3,152
-------------------------------------------------------------------------------
Deferred compensation and other .........................     2,390       1,843
                                                           --------    --------
-------------------------------------------------------------------------------
                                                             24,698      27,743
-------------------------------------------------------------------------------
Valuation allowance .....................................   (24,698)    (27,743)
                                                           --------    --------
-------------------------------------------------------------------------------
Net deferred tax assets .................................  $     --    $     --
                                                           ========    ========
-------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2000.

         As of December 31, 2001, the Company had approximately $54.8 million of federal and $59.9 million of state net operating loss carryforwards available to offset future taxable income. These carryforwards will begin expiring in 2011 and 2006, respectively, if not utilized. In addition, approximately $37.9 million of the state net operating loss carryforwards is subject to a $2 million annual limitation.

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and recent transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. The Company is currently in the process of determining the amount of this annual limitation.

           Additionally, approximately $5.4 million of the gross deferred tax assets will reduce goodwill to the extent such assets are realized and a portion of the gross deferred tax assets will reduce equity to the extent such assets are realized.

           Subsequent to December 31, 2001, the Job Creation and Worker Assistance Act of 2002 was enacted. The Act allows net operating loss carryforwards to 2001 and 2002 tax years to offset 100% of alternative minimum taxable income. Accordingly, the Company will not owe federal alternative minimum tax liability for 2001 and the Company will be entitled to a refund of taxes paid for the year. The Company will record this tax benefit of approximately $667,000 in the first quarter of 2002.

18)   Related-Party Transactions

      Severance

         The Company paid severance to former officers of the Company totaling approximately $572,000, $158,000 and none for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, as of December 31, 2001 the Company accrued additional severance of approximately $899,000 for former employees, whose employment was terminated in December 2001. Approximately $630,000 of severance was paid in January 2002 and the remaining severance will be paid by October 2002. See note 11 for loans receivable - officers.

19)   Defined Contribution Plan


         The Company has a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

contributions to the plan. In addition, in December 2001, the Company assumed the defined contribution plan of eMation, Ltd. (the eMation plan) (note 4a). Both plans are Internal Revenue Code section 401(k) plans. The eMation plan provides for employer matching contributions for all employees equal to 50% of salary reductions of up to 6% of a participant's compensation. During 2001 and prior to the acquisition, eMation paid its matching contribution to the plan

20) Segment and Major Customer Information

         The Company operates in a single industry segment, which is the development and licensing of its technology.

         The Company had the following customers that combined represented in excess of 37%, 49%, and 65% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

-------------------------------------------------------------------------
                                                  December 31,
-------------------------------------------------------------------------
Customer                                2001         2000         1999
-------------------------------------------------------------------------
     1..........................        $1,250       $4,019       $15,689
-------------------------------------------------------------------------
     2..........................        $  990       $3,900       $ 2,461
-------------------------------------------------------------------------
     3..........................        $  585       $2,292       $ 1,213
-------------------------------------------------------------------------

-------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The net income (loss) for all periods presented is derived primarily from the Company's North American operations, which generate revenues from the following geographic regions (in thousands):

-------------------------------------------------------------------------------
                                                   Year Ended December 30,
-------------------------------------------------------------------------------
Country/ Geographic Region                     2001         2000         1999
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
North America:
-------------------------------------------------------------------------------
     United States .....................    $   4,461    $   9,235    $  18,279
-------------------------------------------------------------------------------
     Canada ............................        1,208        2,972        4,437
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------
          Total - North America ........        5,669       12,207       22,716
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Europe:
-------------------------------------------------------------------------------
     Italy .............................            4        2,312          131
-------------------------------------------------------------------------------
     Germany ...........................          525          878        1,977
-------------------------------------------------------------------------------
     France ............................          419           75        1,137
-------------------------------------------------------------------------------
     Turkey ............................            6           62          105
-------------------------------------------------------------------------------
     Spain .............................            1           20           --
-------------------------------------------------------------------------------
     Other .............................          412           51        1,471
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------
          Total - Europe ...............        1,367        3,398        4,821
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Asia-Pacific:
-------------------------------------------------------------------------------
     Taiwan ............................           --        4,020        1,230
-------------------------------------------------------------------------------
     Japan .............................          390          841          631
-------------------------------------------------------------------------------
     China .............................           76           --           --
-------------------------------------------------------------------------------
     Other .............................           30           --           --
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------
          Total - Asia-Pacific .........          496        4,861        1,861
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
South America - Other ..................           15          383           --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Israel .................................           42           --           --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Australia and New Zealand - Other ......           --            5           20
                                            ---------    ---------    ---------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total ..................................    $   7,589    $  20,854    $  29,418
                                            =========    =========    =========
-------------------------------------------------------------------------------

21)   Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the year ended December 31, 2001 the Company had four reportable segments: device relationship management ("DRM"), personal computer ("PC"), consumer electronics ("CE") and Internet appliance ("IA") (note 5). Included in other is the aggregate of additional product offerings for industrial automation ("Industrial") customers obtained in the acquisition of eMation in December 2001, that are reported on an aggregated basis to the chief operating

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

decision maker.

DRM/TM/: Created as a result of the acquisition of eMation in December 2001 (note 4), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM/TM/ System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

PC: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in PC systems. The segment also provides supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers.

CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in CE devices. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing CE platforms (note 5a).

IA: The Company's Internet technology segment was involved in the development of products for the emerging market in information appliances. The segment sold IA hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This segment provided the Company with a number of Internet-related products, including an efficient web browser, and several IA reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone (note
5b).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates operating segment performance based on revenue and gross profit. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments.

---------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
---------------------------------------------------------------------------------------------
                                                              2001         2000         1999
---------------------------------------------------------------------------------------------
                                                                      (In thousands)
---------------------------------------------------------------------------------------------
Revenues:
---------------------------------------------------------------------------------------------
     PC............................................        $  4,534     $ 11,739     $ 24,460
---------------------------------------------------------------------------------------------
     CE............................................             421        1,614          986
---------------------------------------------------------------------------------------------
     IA............................................           1,020        7,501        3,972
---------------------------------------------------------------------------------------------
     DRM...........................................             554           --           --
---------------------------------------------------------------------------------------------
     Other.........................................           1,060           --           --
                                                           --------     --------     --------
---------------------------------------------------------------------------------------------
          Total....................................        $  7,589     $ 20,854     $ 29,418
                                                           ========     ========     ========
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Gross profit:
---------------------------------------------------------------------------------------------
     PC excluding inventory charges of $0 and $1.1
     million for 2001 and 2000, respectively ......        $  2,925     $  7,359     $ 10,270
---------------------------------------------------------------------------------------------
     CE............................................             327        1,211          637
---------------------------------------------------------------------------------------------
     IA, excluding net inventory charges of $18.5
     million and $0.6 million for 2001 and 2000,
     respectively .................................              15        1,988        2,646
---------------------------------------------------------------------------------------------
     DRM...........................................             360           --           --
---------------------------------------------------------------------------------------------
     Other.........................................             817           --           --
                                                           --------     --------     --------
---------------------------------------------------------------------------------------------
          Total....................................        $  4,444     $ 10,558     $ 13,553
                                                           ========     ========     ========
---------------------------------------------------------------------------------------------


22)   Selected Quarterly Financial Data (unaudited)

(in thousands except per share amounts and stock prices)

-----------------------------------------------------------------------------------------------------
                                                               Per Share of Common
                                                               Stock Income (Loss)     Stock Prices
-----------------------------------------------------------------------------------------------------
                                      Gross       Net Income  Assuming
-----------------------------------------------------------------------------------------------------
                           Revenue    Profit        (Loss)    Dilution     Basic       High     Low
-----------------------------------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------------------------------
First Quarter (A)          $ 2,816   $  2,162      $ 39,735    $ 2.14     $  2.28     $ 4.75   $ 1.75
-----------------------------------------------------------------------------------------------------
Second Quarter (B)             794    (13,162)      (15,950)    (0.89)      (0.89)      2.55     1.31
-----------------------------------------------------------------------------------------------------
Third Quarter                  841        331        (4,122)    (0.22)      (0.22)      2.08     1.06
-----------------------------------------------------------------------------------------------------
Fourth Quarter (C)           3,138     (3,389)      (18,236)    (0.87)      (0.87)      3.75     1.50
-----------------------------------------------------------------------------------------------------
Total (G) (I)              $ 7,589   $(14,058)     $  1,427    $ 0.08 *   $  0.07 *
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------
First Quarter              $ 5,710   $  2,067      $ (5,537)   $(0.34)    $ (0.34)    $47.50   $11.63
-----------------------------------------------------------------------------------------------------
Second Quarter (D)           4,846      2,505        (7,523)    (0.46)      (0.46)     15.50     5.13
-----------------------------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

-----------------------------------------------------------------------------------------------------
Third Quarter (E)            4,228      2,965       (10,328)    (0.61)      (0.61)      9.13     2.75
-----------------------------------------------------------------------------------------------------
Fourth Quarter (F)           6,070      1,313       (17,079)    (0.99)      (0.99)      3.75     1.47
-----------------------------------------------------------------------------------------------------
Total (H) (I)              $20,854   $  8,850      $(40,467)   $(2.44) *  $ (2.44) *
-----------------------------------------------------------------------------------------------------

      * EPS in each quarter is computed using the weighted-average number of shares outstanding that quarter while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not equal the full-year EPS.

Notes to Selected Quarterly Financial Data (unaudited)

           Axeda's net income (loss) per common share in 2001 and 2000 has been affected by certain unusual or infrequently occurring items. These items consisted of:

               A.   First quarter 2001
                    1) gain on sale of assets of CE business of $47.5 million (notes 5a and 5c)
                    2) gain on sale of assets of IA business of $4.5 million (notes 4c, 5b and 5c)
                    3) non-cash charges of $1.2 million to write off balances of prepaid and deferred stock compensation no longer subject to vesting
                    4) a charge of $1.8 million related to the settlement of a distribution rights agreement, net of $0.4 million for the fair value of the warrant issued to the distributor that was canceled (notes 1f and 15c)

               B.   Second quarter 2001
                    1)   inventory charges of $13.4 million
                    2) doubtful account charges of $0.7 million for accounts related to the IA business, certain assets of which were sold in March 2001 (notes 4c, 5b and 5c)

               C.   Fourth quarter 2001
                    1) inventory charges of $5.1 million, net of warranty write-off of $(0.3) million
                    2) IPR&D charge of $3.1 million for the acquisition of eMation (note 4a)
                    3) an impairment charge of $2.2 million for goodwill related to the acquisition of Cinax (notes 1f and 4b)
                    4) an impairment charge of $1.7 million for acquired technology rights (notes 1g and 13)
                    5) non-capitalizable acquisition-related costs of $0.9 million for the acquisition of eMation related to branding and marketing fees

               D.   Second quarter 2000
                    1) Legal fees of $0.5 million incurred in connection with the April 2000 securities class action litigation (note
                         15c)

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

               E.   Third quarter 2000
                    1) Joint marketing initiatives of $2.5 million related to a distribution rights agreement (note 15c)
                    2) IPR&D charge of $1.4 million for the acquisition of Cinax (note 4b)

               F.   Fourth quarter 2000
                    1) doubtful account charges of $5 million, primarily for accounts related to the IA business, certain assets of which were sold in March 2001 (note 4c, 5b and 5c)
                    2) an impairment charge of $2.8 million for intangible distribution rights fee (notes 1g and 15c)
                    3)   inventory charges of $1.7 million

               G. The aggregate net effect of these items in 2001 was to increase basic and diluted net income per common share by $2.81 and $2.64, respectively, in the first quarter, increase basic and diluted net (loss) per share by $(0.79) in the second quarter and $(0.65) in the fourth quarter, thereby aggregating net income of $1.37 per basic common and $1.19 per diluted common share outstanding for the year (see Note (I) below).

               H. The aggregate net effect of these items in 2000 was to increase basic and diluted net loss per common share by $0.03 in the second quarter, $(0.23) in the third quarter and $0.26 in the fourth quarter, thereby aggregating $(0.52) per basic and diluted common share outstanding for the year (see Note (I) below).

               I. Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                               Axeda Systems Inc.


PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item relating to Axeda's executive officers is included in Item 4(a) of this 10-K. The directors of Axeda and certain information about such directors who are not also executive officers are provided below.

--------------------------------------------------------------------------------
NAME                           AGE     POSITION WITH AXEDA
----                           ---     -------------------
--------------------------------------------------------------------------------
Robert M. Russell Jr.           50     Chairman of the Board and Chief Executive
                                       Officer
--------------------------------------------------------------------------------
Dale E. Calder                  40     President and Director
--------------------------------------------------------------------------------
Walter L. Threadgill            55     Director
--------------------------------------------------------------------------------
Paul A. Vais                    42     Director
--------------------------------------------------------------------------------
Evangelos Simoudis              41     Director
--------------------------------------------------------------------------------
Bruce J. Ryan                   58     Director
--------------------------------------------------------------------------------
Thomas J. Fogarty               39     Executive Vice President, Chief Financial
                                       Officer and Treasurer
--------------------------------------------------------------------------------
Ned E. Barlas                   38     Senior Vice President, Chief Legal
                                       Officer and Secretary
--------------------------------------------------------------------------------

Walter L. Threadgill. Mr. Threadgill has served as one of our directors since January 1998. Since February 1996, Mr. Threadgill has served as General Managing Partner of Atlantic Coastal Ventures, L.P., a venture capital firm. From June 1979 to February 2000, Mr. Threadgill served as President and Chief Executive Officer of Multimedia Broadcast Investment Corporation (or MBIC), a venture capital company specializing in broadcast financing. He also serves on several boards of directors including: ICG Communications, Inc., Citywide Broadcasting, Inc., Roxy Satellite & Wireless, Inc. and Unisource Network Services, Inc. Mr. Threadgill holds a B.A. in Business Administration from Bernard M. Baruch College, City University of New York, an M.B.A. from Long Island University and an M.A. in International and Telecommunications Law from Antioch School of Law. Mr. Threadgill is the Chairman of the audit committee of the board of directors, but holds no other position or offices of Axeda.

Evangelos Simoudis. Dr. Simoudis was appointed to our board on December 7, 2001. Dr. Simoudis is a Managing Director at Apax Partners, a venture capital firm, and has been with the firm since July 2000. From June 1998 to June 2000, Dr. Simoudis was the President and Chief Executive Officer of Customer Analytics, a venture-backed, eCRM company that was acquired by Xchange, Inc. From February 1995 to May 1998, Dr. Simoudis was Vice President of Global Business Intelligence Solutions at IBM. Prior to his career at IBM, Dr. Simoudis held positions at Lockheed Corporation and Digital Equipment Corporation. Dr. Simoudis holds a B.S. in electrical engineering from the California Institute of Technology and a Ph.D. in computer science from Brandeis University.

Paul A. Vais. Mr. Vais has served as one of our directors since April 1998. Mr. Vais has been a Managing Director of Apax Partners, a venture capital firm, since March 1997. From March 1995 to December 1996, Mr. Vais served as Vice President of Enterprise Partners V.C., a venture capital firm. From October 1994 to March 1995, Mr. Vais served as a consultant for International Business Machines and several early stage companies, providing expertise in strategic marketing and technology development. Mr. Vais also worked at NeXT Computer, Inc., from July 1988 to October 1994, where he served as the Executive Director of Worldwide Marketing and with Apollo Computer, an engineering workstation company. Mr. Vais serves as a director of Icarian,

                               Axeda Systems Inc.


Inc., Oblix, Inc. and InfoLibria, Inc. Mr. Vais holds a B.A. in Computer Science from the University of California at Berkeley. Mr. Vais is a member of the compensation and audit committees of the board of directors, but holds no other position or offices of Axeda.

Bruce J. Ryan. Mr. Ryan was appointed to our board in January 2002. Mr. Ryan has been the Executive Vice President and Chief Financial Officer of Global Knowledge Network, a leading worldwide IT training company and a leader in e-learning solutions, since February 1998. From 1994 until 1997, Mr. Ryan was Executive Vice President and Chief Financial Officer at Amdahl Corporation. Mr. Ryan held several executive positions at Digital Equipment Corporation from 1969 until 1994, including Senior Vice President of Financial Services, Government and Professional Industries. Mr. Ryan earned his Bachelors degree in Business Administration from Boston College and his MBA from Suffolk University. Mr. Ryan serves as a director of Inrange Technologies Corporation and Ross Systems, Inc. Mr. Ryan is a member of the audit committee of the board of directors, but holds no other position or offices of Axeda.

ITEM 11.  Executive Compensation

  The information required by this item is incorporated by reference to our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2002.

                               Axeda Systems Inc.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a)  Documents filed as a part of this Report

       (1) Consolidated Financial Statements

The Consolidated Financial Statements of Axeda Systems, Inc. and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K begin at page 71.

       (2) Financial Statement Schedules

               Report of Independent Auditors

The Board of Directors and Stockholders
Axeda Systems Inc.:

Under date of February 25, 2002, we reported on the consolidated balance sheets of Axeda Systems Inc. (formerly RAVISENT Technologies Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, Axeda Systems Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and other intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Philadelphia, Pennsylvania
February 25, 2002

                               Axeda Systems Inc.


        The following consolidated financial statement schedule of Axeda Systems Inc. for each of the years ended December 31, 1999, 2000 and 2001 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained herein at Item 8.


                                    Axeda Systems Inc. and Subsidiaries
                               Schedule of Valuation and Qualifying Accounts
                                              (in thousands)
                                            Balance at   Charge to     Charged to
                                           beginning of  cost and        other                 Balance at
                                               year       expense       accounts   Deductions  end of year
                                         -----------------------------------------------------------------
Accounts receivable

For the year ended December 31, 1999        $     265    $     165       $   --    $    (111)   $     319
For the year ended December 31, 2000        $     319    $   4,966       $   --    $  (2,880)   $   2,405
For the year ended December 31, 2001        $   2,405    $     929       $   --    $  (3,155)   $     179

Inventories

For the year ended December 31, 1999        $     174    $     410       $   --    $     (28)   $     556
For the year ended December 31, 2000        $     556    $   1,708       $1,600    $     (64)   $   3,800
For the year ended December 31, 2001        $   3,800    $  18,783       $   --    $  (1,264)   $  21,319


   b)  Current reports on form 8-K during the quarter ended December 31, 2001.

       On December 21, 2001 the Registrant filed a Form 8-K to announce that it completed its acquisition of eMation, Ltd. pursuant to a share purchase agreement, amended and restated as of October 5, 2001.



   Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

                               Axeda Systems Inc.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 28th day of March 2002.

Axeda Systems Inc.

March 28, 2002

 By: /s/ ROBERT M. RUSSELL JR.
     -------------------------------------------------
     Robert M. Russell Jr.
     Chief Executive Officer and Chairman of the Board

                               Axeda Systems Inc.


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below in so signing also makes, constitutes and appoints jointly and severally Robert M. Russell Jr. and Ned E. Barlas, and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission additional reports or filings for the same period covered by this Annual Report on form 10-K for the fiscal year ended December 31,2001 and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming that each of said attorneys-in-fact or agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the persons whose signatures appear below, which persons have signed such Annual Report in the capacities and on the dates indicated.


Signature                        Title                                                Date

/s/ ROBERT M. RUSSELL JR.        Chief Executive Officer and Chairman of the Board    March 28, 2002
----------------------------     (Principal Executive Officer)
Robert M. Russell Jr.

/s/ DALE E. CALDER               Director and President                               March 28, 2002
----------------------------
Dale E. Calder

/s/ THOMAS J. FOGARTY            Chief Financial Officer, Executive Vice President    March 28, 2002
----------------------------     and Treasurer
Thomas J. Fogarty                (Principal Financial and Accounting Officer)

/s/ PAUL A. VAIS                 Director                                             March 28, 2002
----------------------------
Paul A. Vais

/s/ WALTER L. THREADGILL         Director                                             March 28, 2002
----------------------------
Walter L. Threadgill

/s/ EVANGELOS SIMOUDIS           Director                                             March 28, 2002
----------------------------
Evangelos Simoudis

/s/ BRUCE J. RYAN                Director                                             March 28, 2002
----------------------------
Bruce J. Ryan

                               Axeda Systems Inc.


Exhibit
Number                        Exhibit Title

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

2.4 Agreement and Plan of Reorganization, dated as of October 8, 1999, by and among RAVISENT, Merger Sub, Teknema, Inc. and certain security holders of Teknema, Inc. identified therein. (3)

2.5 Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics, Inc., STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and RAVISENT Operating Company, Inc.(7)

2.6 Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company, Inc. (8)

2.7 Acquisition Agreement by and among RAVISENT Technologies Inc., Ravisent Nova Scotia ULC, Ravisent British Columbia Inc., Cinax Designs Inc. and certain shareholders of Cinax Designs Inc., dated as of July 13, 2000. (6)

2.8 Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among RAVISENT Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of eMation, Ltd. (12)

3.1        Amended and Restated Certificate of Incorporation.(1)

3.2        Amended and Restated Bylaws. (1)

3.3        Certificate of Incorporation. (1)

3.4* Amended and Restated Bylaws of Ravisent Technologies Inc., as approved by the Board of Directors on December 7, 2001

4.1        Form of RAVISENT's Specimen Common Stock Certificate.{1)

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

                               Axeda Systems Inc.


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

4.16 Revolving Demand Note, dated July 21, 1999 from Divico, Inc. in favor of Liuco, Inc. (4)

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

                               Axeda Systems Inc.


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

10.11      Form of Software License Agreement.(1)

10.12 Silicon Valley Bank Loan and Security Agreement, dated July 14, 1998, by and between RAVISENT and Silicon Valley Bank.(1)

10.13 Commercial Rental Agreement, dated October 18, 1995, between Viona Development Hard & Software Engineering GmbH & Co. KG and Deutsche-Bernanten-Lebensversicherung AG.(1)

10.14+ Letter Agreement, dated August 20, 1997, by and between RAVISENT and Francis E.J. Wilde III.(1)

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

10.18+ Employment Agreement, dated January 12, 1998, by and between RAVISENT and Robert Russell.(1)

10.19+ Employment Agreement, dated December 15, 1997, by and between RAVISENT and Gregg Garnick.(1)

10.20+ Amendment to Employment Agreement dated March 19, 1998, by and between RAVISENT and Gregg Garnick.(1)

10.21@ Software License Agreement, dated as of April 23, 1999, by and between RAVISENT and Intel Corporation.(1)

10.22 Amended and Restated CSS Interim License Agreement, dated November 28, 1997, by and between RAVISENT and Matsushita Electric Industrial Co., Ltd.(1)

10.23 Intangible Property License Agreement, dated July 21, 1999 by and between DVA, Inc. and Divico, Inc.(4)

10.24 Tax Sharing Agreement, dated July 21, 1999, by and between RAVISENT and its subsidiaries, Liuco, Inc., and Divico, Inc.(4)

10.25+ Employment Agreement, dated June 2, 1999, by and between RAVISENT and Ned Barlas.(1)

10.26+ Employment Agreement, dated March 1, 1999, by and between RAVISENT and Sharon K. Taylor.(2)

                               Axeda Systems Inc.


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

10.28+ Employment Agreement, dated March 1, 1999, by and between RAVISENT and William H. Wagner.(2)

10.29 Assignment of Intellectual Property Rights, dated July 21, 1999, from RAVISENT to DVA, Inc. (4)

10.30 Bill of Sale, Assignment and Assumption Agreement, dated July 21, 1999, between RAVISENT and Divico, Inc. (4)

10.31@ Distribution Rights Agreement, dated June 30, 2000, by and between American Trading S.A. and RAVISENT. (5)

10.32+ Employment Agreement, dated April 17, 2000 by and between RAVISENT and Thomas J. Fogarty. (9)

10.33+ Employment Agreement, dated May 10, 2001 by and between RAVISENT and Ned E. Barlas. (10)

10.34+ Employment Agreement, dated March 1, 2001 by and between RAVISENT and Francis X. Brown(10)

10.35+ Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and Robert M. Russell, Jr. (11)

10.37+* Employment Agreement, dated June 28, 2001 by and between RAVISENT and Dale Calder

10.38+* Employment Agreement, dated July 13, 2001 by and between RAVISENT and Thomas J. Fogarty

10.39+*    Not used.

10.40+* Employment Agreement, dated July 30, 2001 by and between RAVISENT and Francis X. Brown III

10.41+* Employment Agreement, dated June 27, 2001 by and between RAVISENT and Paul Henderson

10.42      eMation Ltd. 2001 Share Incentive Plan. (13)

10.43      eMation Ltd. 2001 Share Incentive Plan Form of Stock Option
           Agreement. (14)

10.44      Form of Assumption Agreement. (15)

21.1*      Subsidiaries of AXEDA.

23.1*      Consent of KPMG LLP, Independent Auditors.

24.1*      Power of Attorney. (reference is made to page 116)

(1) Incorporated by reference to identically numbered exhibit to RAVISENT's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File NO. 333-77269).

(2) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999.

(3) Incorporated by reference to identically numbered exhibit to RAVISENT's current report

                               Axeda Systems Inc.


           on Form 8-K dated November 8, 1999, as filed with the Securities and Exchange Commission on November 22, 1999 (File No. 00-26287).

(4) Incorporated by reference to identically numbered exhibit to RAVISENT's annual report on Form 10-K for the period ended December 31, 1999.

(5) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000.

(6) Incorporated by reference to exhibit 99 to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000.

(7) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001.

(8) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.

(9) Incorporated by reference to identically numbered exhibit to RAVISENT's annual report on Form 10-K for the period ended December 31, 2000.

(10) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.

(11) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

(12) Incorporated by reference to RAVISENT's Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on November 19, 2001.

(13) Incorporated by reference to exhibit 99.2 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.

(14) Incorporated by reference to exhibit 99.3 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.

(15) Incorporated by reference to exhibit 99.4 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.


@          Confidential treatment granted for portions of this agreement
+          Compensation plans and arrangements for executives and others
*          Filed herewith