Form 10-K/A
period 2001-12-31
AXEDA SYSTEMS INC
filed 2002-03-29
CIK 1052593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A
(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the year ended December 31, 2001.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from________ to ________ .

                        COMMISSION FILE NUMBER: 000-26287

                               Axeda Systems Inc.
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

           Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of Each Exchange on
               Title of Each Class                   Which Registered
      ---------------------------------------    -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 22, 2002, Axeda Systems Inc. had 27,223,566 outstanding shares of common stock. Of those, 19,096,046 shares of common stock were held by non-affiliates. The aggregate market value of such common stock held by non-affiliates, based on the average of the high and low sales prices of such shares on the NASDAQ National Market on March 22, 2002, was approximately $52,227,686. Shares of common stock held by each executive officer and director and each person who owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Proxy Statement prepared in connection with its 2002 Annual Meeting of Stockholders, to be held on June 17, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 124.

                               Axeda Systems Inc.
                             Form 10-K Annual Report
                         (Year Ended December 31, 2001)

                                Table of Contents

                                                                                                               Page
                                                       Part I
Item 1             Business                                                                                     1

Item 2             Properties                                                                                  37

Item 3             Legal Proceedings                                                                           38

Item 4             Submission of Matters to a Vote of Security Holders                                         40

Item 4a            Executive Officers of Axeda                                                                 40

                                                      Part II

Item 5             Market for Registrant's Common Equity and Related Stockholders' Matters                     42

Item 6             Selected Financial Data                                                                     44

Item 7             Management's Discussion and Analysis of Financial Conditions and Results of Operations      45

Item 7a            Quantitative and Qualitative Disclosure about Market Risk                                   70

Item 8             Financial Statements and Supplementary Data                                                 71

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       117

                                                      Part III

Item 10            Directors and Executive Officers of the Registrant                                         118

Item 11            Executive Compensation                                                                     119

Item 12            Security Ownership of Certain Beneficial Owners and Management                             119

Item 13            Certain Relationships and Related Transactions                                             119

                                                      Part IV

Item 14            Exhibits, Financial Statement Schedules and Reports on Form 8-K                            120

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