Form 10-K/A
period 2001-12-31
AXEDA SYSTEMS INC
filed 2002-04-30
CIK 1052593

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                 Form 10-K/A-1


(Mark One)
[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No fee required] for the year ended December 31, 2001.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No fee required] for the transition period
    from        to        .

                       COMMISSION FILE NUMBER: 000-26287

                               -----------------


                              AXEDA SYSTEMS INC.

            (Exact name of registrant as specified in its charter)

                      Delaware                 23-2763854
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or             Number)
                    organization)

                           257 Great Valley Parkway
                          Malvern, Pennsylvania 19355
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code:  (800) 700-0362

      Securities registered pursuant to Section 12(b) of the Act:  None.

                               -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                 -------------------    ------------------------
               Common Stock, par value           NASDAQ
                   $.001 per share

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

                      DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the registrant's Proxy Statement prepared in connection with its 2002 Annual Meeting of Stockholders, to be held on June 17, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 103.

================================================================================

                              AXEDA SYSTEMS INC.



                          FORM 10-K/A-1 ANNUAL REPORT

                        (Year Ended December 31, 2001)

                               Table of Contents


                                                                                               Page
                                                                                               ----
                                            PART I

ITEM 1  Business..............................................................................   1

ITEM 2  Properties............................................................................  29

ITEM 3  Legal Proceedings.....................................................................  30

ITEM 4  Submission of Matters to a Vote of Security Holders...................................  31

ITEM 4a Executive Officers of Axeda...........................................................  32

                                           PART II

ITEM 5  Market for Registrant's Common Equity and Related Stockholders' Matters...............  32

ITEM 6  Selected Financial Data...............................................................  34

ITEM 7  Management's Discussion and Analysis of Financial Conditions and Results of Operations  35

ITEM 7a Quantitative and Qualitative Disclosure about Market Risk.............................  55

ITEM 8  Financial Statements and Supplementary Data...........................................  55

ITEM 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  97

                                           PART III

ITEM 10 Directors and Executive Officers of the Registrant....................................  98

ITEM 11 Executive Compensation................................................................  99

ITEM 12 Security Ownership of Certain Beneficial Owners and Management........................  99

ITEM 13 Certain Relationships and Related Transactions........................................  99

                                           PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  99

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



   The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. In addition, we loaned a total of $4.3 million to eMation for working capital purposes and expensed $3.1 million of the purchase price as acquired in-process research and development ("IPR&D").


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

   Our flagship product, the Axeda DRM(TM) System, is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRM(TM) System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings.

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

   We intend to focus our resources and attention in 2002 on the development of the products and services we acquired with the acquisition of eMation, in December 2001. We expect future growth to be driven by the DRM products and services we acquired in the eMation acquisition. Our DRM enterprise software and services business evolved from the real-time information acquisition, visualization, and control products that have been the basis for eMation's long standing industrial automation products business. We have a significant installed customer base in industrial automation products. However, we have limited experience in the new DRM enterprise software market, as eMation introduced its first full DRM solution in the first quarter of 2001. Prior to that time eMation's revenues were derived from industrial automation products.

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


   We also sold products and provided services in the consumer electronics ("CE") market and the Internet appliance ("IA") market until the sales of the assets of these businesses, excluding inventories, in March 2001 to STMicroelectronics, NV ("STMicroelectronics") and Phoenix Technologies Ltd. ("Phoenix"), respectively. We will continue to seek and evaluate alternative strategic directions for our digital media business in 2002. See "Sale of Consumer Electronics Business," "Sale of Internet Appliance Business" and "Digital Media Business," below.


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

   Our typical customers and partners in the digital media business are PC, peripherals and semiconductor manufacturers that benefit from our digital entertainment solutions. For the year ended December 31, 2001, three customers, Matrox Graphics, Inc., Gateway Inc. and another customer accounted for 13%, 7% and 16%, respectively, of our revenues. For the year ended December 31, 2000, three customers, Wongs Electronics Co., Ltd., Gateway Inc. and Hewlett-Packard Company, accounted for 19%, 19% and 11%, respectively, of our revenues. For the year ended December 31, 1999, one customer, Dell, accounted for 53% of our revenues.

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


The Axeda DRM(TM) Solution


   The Axeda DRM(TM) System is an enterprise software solution that leverages the global reach of the Internet to provide the real-time, continuous exchange of information between remote devices, business systems and people. It addresses a significant information blind spot in the enterprise by allowing timely, accurate and unbiased information to be communicated automatically, via the Internet, between remote devices deployed at customer facilities and external service personnel or enterprise business systems.

   The Axeda DRM(TM) System lets businesses, manufacturers and service providers use the Internet to monitor, manage and service intelligent devices deployed at remote sites anywhere in the world, cost effectively and in real time. Companies can now connect directly to their deployed products rather than relying on feedback filtered through their users, benefiting from a continuous yet managed flow of information that lets them improve how they develop, manufacture, re-supply, market and service their products.

   The Axeda DRM(TM) System comprises infrastructure and application software products that run at the device or enterprise, and together interoperate to form an Internet-based, information distribution system for device monitoring, management and control. Axeda DRM(TM) enables the seamless, yet secure, integration of remote device information with a company's ongoing business practices. Patent-pending Axeda technology allows intelligent devices hidden behind customer firewalls to have secure, two-way, Internet-based communication with external sales and service personnel and their enterprise applications.

   We believe that our customers use the Axeda DRM(TM) System to generate business payback and improved customer satisfaction with lower cost proactive customer service, real-time business interactions, new personalized product and service offerings, and improved operational efficiencies.

   Based on our experience in implementing our products, we believe that Axeda DRM(TM) solutions help companies:

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


   Axeda DRM(TM) Systems can be used on a stand-alone basis where, for example, personnel in a service department use the System on a day-to-day basis to monitor and diagnose remote devices. Further, Axeda DRM(TM) solutions can be used to feed information to existing installed enterprise software systems. These could include enterprise resource planning ("ERP"), customer relationship management ("CRM"), and supply chain and asset management systems. DRM can provide live information feeds or transactions to drive these enterprise applications to allow timely, accurate, unbiased information to be communicated automatically between the device and the application. This enables companies to use DRM to gain additional value from their existing complementary IT investments. We offer complete DRM systems and we also continue to separately sell components of the system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business.

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


Our Strategy


   Our objective is to be the leading provider of DRM solutions and services in targeted industries worldwide. Key elements of our strategy include:

   . Reducing service costs in ready markets. Axeda is initially focused on helping device manufacturers in targeted industries provide better customer service at lower cost. We intend to continue to expand our products and services to ensure broad and successful adoption of the Axeda DRM(TM) System in customer service operations within our target accounts.

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


Markets


   We market our DRM solutions to the service operation of device original equipment manufacturers (OEMs) and strategic large-scale end users in a variety of industries. We target specific industries that have significant service costs and uptime requirements as well as complex, intelligent systems. Our current target industries are:

   . Industrial and Building Automation;

   . High-technology Devices;

   . Medical Instrumentation;

   . Office Automation; and

   . Semiconductor Equipment.

   We believe these industries have the greatest current need and most appropriate systems for our DRM solutions. Complex, computer controlled, electro-mechanical devices that cannot afford downtime characterize these industries. They often use "consumables" in their operation that device manufacturers want to automatically and remotely monitor and re-supply.

   For example, the medical instruments market is characterized by a variety of sophisticated machines operated by non-technical personnel. These machines must stay operational and many use chemical consumables. Service costs and quality of service requirements are a serious issue, and manufacturers want to maximize revenue from consumables. High-end printers and copiers also present a number of opportunities for DRM. They are sophisticated, computer controlled machines that tend to have frequent failures. In addition they use consumables like toner that represent the basis for much of their manufacturers revenue stream.

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


Products and Services


  Device Relationship Management

   The Axeda DRM(TM) System comprises a suite of software products that link the enterprise to devices and enable remote service, commerce, monitoring and administration. Designed for real-world environments, Axeda DRM(TM) leverages our patent-pending Firewall-Friendly(TM) communications technology to let remote devices exchange information securely with DRM Enterprise servers at our customers' company headquarters, even when their devices are hidden behind their customers' corporate firewalls, and without special handling by their busy IT departments.

   The Axeda DRM(TM) System employs widely supported, standard Internet protocols like email, extensible mark up language ("XML"), SOAP, TCP/IP and HTTP to communicate over the Internet. Web browser interfaces are based on industry standard Java and HTML. This use of open standards enhances the system's portability and interoperability at the device and enterprise levels. To keep information secure, users of the Axeda DRM(TM) System can employ a system of passwords and access privileges that can cover a single device or groups of devices. Transfer of information from devices to users is secured through authentication services, secure socket layer encryption, and digital signatures.

  Axeda Applications(TM)

   Axeda Applications employ web-architected interfaces for remote device administration, desktop sharing, diagnostics and data visualization. Whether remotely calibrating a product at a customer site, administering a remote desktop, graphing real-time data for a device, or updating profile information in hundreds of installed products, Axeda DRM(TM) users access all information via their standard web browsers. No special client-side software is required. Axeda Applications currently include:

   . Axeda Service(TM) provides web-based access to global summaries and statistics of all operating devices and enables field service and technical support representatives to drill down for information from an individual device to access the status for problem diagnosis and resolution. Integration of real-time device data with customer databases instantly provides a complete view of the system-wide status of a remote device. Axeda Service provides interactive real-time and historical data as well as alarm notification and analysis. E-mail notification of detected alarms can be set to enable fast reaction to potential problems.


   . Axeda Access(TM) extends the remote monitoring and diagnostics capability of the Axeda DRM(TM) system beyond intelligent devices to include the remote administration of software applications, databases, desktop computers, servers and operating systems. It allows service and support specialists to use the Internet to remotely debug, update and administer software, increasing responsiveness to customer problems and avoiding costly on-site service calls without compromising corporate network security.


   . Axeda Administration(TM) lets companies map the complex relationships between users and devices with tools to configure device business rules, define device information, and create and maintain user information. It allows organizations to provide proactive service worldwide while ensuring that only authorized personnel have access to sensitive device information.

  Axeda Enterprise(TM)

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


   As organizations apply the benefits of DRM to larger populations of deployed devices, servers with Axeda Enterprise software can be clustered to meet their scalability requirements. Deploying the Axeda DRM(TM) System across multiple servers increases scalability and makes the system fault-tolerant through redundancy and fail-over between servers. Clustering is implemented using a standard "n-tier" web architecture; users and devices connect into the Axeda DRM(TM) System via a group of web servers, load balanced based on the incoming traffic flow. At the application layer, multiple servers are added as needed to handle business logic processing demands. Likewise, at the database layer additional servers can be added to scale as the information flow increases. By allowing the addition of processing power at any layer in the architecture, Axeda Enterprise software enables servers to be tuned to scale based both on the number of users accessing applications, and the number devices being monitored.


   Axeda Enterprise software is based on the Java(R) 2 Enterprise Edition
(J2EE) platform standard, runs on all major server platforms, and takes full advantage of the open extensible Markup Language (XML) standard for communication, making it easy to share information and integrate with other applications.

  Intelligent Agents

   Axeda Intelligent Agents at the device allow distributed monitoring, communications and control. These software products run on or are attached to devices, allowing local data processing and two-way, Firewall-Friendly(TM) communications with the enterprise. By putting intelligence on devices, Axeda DRM(TM) takes advantage of distributed processing to enable large-scale deployment of proactive device management.

   Axeda Intelligent Agents are fully portable across the most popular operating systems and are easily integrated with existing designs or serve as the basis for entirely new products. Intelligent Agent technology is offered in a variety of forms: embedded within the chip or control processor, in an attached gateway, or as a full supervisory system capable of managing multiple devices or a whole facility. Our family of intelligent agents currently includes:


   . Axeda Connector(TM) is a modular embedded application server that provides data acquisition, local decision-making, and web user interface for intelligent devices and systems. It can be used independently, or as the embedded device component of the Axeda DRM(TM) System, connecting a single device to the Axeda Enterprise server. Axeda Connector functions as the eyes and ears of the Axeda DRM(TM) System. It includes all functionality and XML processing needed to perform two-way Firewall-Friendly(TM) communication with the Axeda Enterprise server, enabling Axeda Connector data and alarms to easily flow to the Enterprise Server through the Internet without local user or IT administration.


   . Axeda Gateway(TM) pools the information from multiple devices in a local area and sends it to the Axeda Enterprise server, providing a single interface between multiple devices and the enterprise. Axeda Gateway includes the functionality and XML processing needed to perform two-way Firewall-Friendly(TM) communication between a group of local devices and the Axeda Enterprise server.

   . Axeda Supervisor(TM) provides local control for complex systems of devices such as building controls or plant floors, sending system-wide data to the Axeda Enterprise server and enabling central control and monitoring of geographically dispersed systems. Combining both discrete and process control with the Internet, Axeda Supervisor supplies the software tools businesses need to build a complete automation solution. Axeda Supervisor can be used as part of a full Axeda DRM(TM) System or independently on a stand-alone basis as per our traditional industrial automation customers.

   . Axeda Remote(TM) provides connectivity to remote computers for Firewall-Friendly desktop sharing and control by the Axeda Access application. Axeda Remote can be easily installed from a web site or even an e-mail attachment, making it easy for service personnel to set up a connection to the Axeda Access application.

  Axeda Agent Connectivity

   A comprehensive library of customizable drivers, industry standard protocols, and sophisticated programs complete the connection between Axeda DRM(TM) and the device. These include:

   . Axeda @aGlance/IT(TM), a multi-platform, client-server communications technology for industrial information access. Through the use of Axeda @aGlance/IT servers, process data stored in distributed control systems, supervisory control software, and data historians is readily accessible to Axeda DRM(TM) or other client applications. Axeda @aGlance/IT can be used to feed information to full DRM systems and is also sold on a stand-alone basis to companies needing inter-device communications.

   . Axeda FactorySoft OPC(TM) Toolkits, which simplify the process of creating object linking embedding ("OLE") for Process Control (OPC) drivers to connect devices to the Axeda DRM(TM) System, offering both rapid deployment and full-source development OLE for companies that want to quickly and thoroughly implement industry standard process control in their products. Axeda FactorySoft OPC allows simplified device data exchange with OPC-compatible products, allowing greater interoperability between automation and control applications, field devices, and business and office applications. Axeda FactorySoft OPC is also sold on a stand-alone basis to device manufacturers wishing to add industry standard OPC communications to their product.

  Customization Products

   Axeda Customization products ensure that Axeda DRM(TM) can be tailored to meet the specific needs of any organization.

   . The Axeda Application Toolkit adds the ability to customize Axeda
     Applications and create new custom applications that leverage the power of the Axeda DRM(TM) System.

   . The Axeda Integrator(TM) for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc.

   . Axeda Builder is the graphical development studio for creation, deployment and remote administration of Axeda Connector and Axeda Gateway applications.

  DRM Implementation Services

   Axeda delivers experienced project and system integration services designed to provide clients with unique DRM solutions that meet their specific business needs in the shortest time possible. Our clients get the advantage of working with software developers and application engineers with a broad range of technical and commercial e-business experience. Success is delivered through a proven methodology that ensures customer acceptance and satisfaction at each step of the way. Our methodology begins with a detailed evaluation of the business issues surrounding the Internet enabling of the client's products, systems and services and can include an operational proof-of-concept designed to show Axeda DRM(TM) technology working in conjunction with the client's products, enabling the client management team to clearly see and understand the value of DRM as it applies directly to their business needs. Other services include installation, driver development, migration and tuning. Axeda also provides a range of educational and support services to assure successful 24x7 ongoing operation.

  Service and Logistics Services

   Axeda provides comprehensive service and logistics consulting and professional services to assist clients in optimizing the value of their service management business through improved service, revenue, materials and knowledge management. Provided by experienced professionals in the industry, our solutions encompass strategy, proven process design, proven best practices and applied technologies designed to increase customer loyalty, increase revenue/profit, and reduce costs. Our full lifecycle of services span from functional and organizational readiness evaluations and business case development to the delivery of business transformation services, strategic/tactical and operational solutions, change leadership, technology integration, metrics and measurements, and experience-based capability models. Post-implementation support such as staffing and mentoring services and performance evaluation are also provided to ensure that our clients realize the full benefits from our services.

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


Sales and Marketing



   Our sales and marketing strategy is focused on target account selling in specific industries. The majority of our direct sales resources are targeted toward direct sales of DRM to large OEMs and strategic, large-scale end users in the United States, Europe, Japan and Israel. These direct resources are leveraged in the industrial automation market through a network of partners who sell components of the DRM system, including OEMs, contracted distributors and systems integrators, some of which support smaller customers and remote markets, such as those in South America, Eastern Europe, and China. We apply an integrated sales and marketing strategy with target account marketing efforts focused on media and analyst relations, product marketing, web sites, sales tools, targeted lead generation, executive events, direct marketing promotions and trade shows in target industries.


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


   As of December 31, 2001, our DRM business employed a total of 42 research and development personnel in three locations, in Mansfield, MA, France and Israel. For the years ended December 31, 2001, 2000 and 1999, eMation as a stand alone entity had research and development expenditures, excluding non-cash compensation, totaling $5.9 million, $6.1 million and $2.1 million, respectively. To date, eMation has not capitalized any research and development expenses.

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

   In Israel, under the Law for the Encouragement of Industrial Research and Development of 1984, a research and development program that meets specified criteria is eligible for grants of up to 50% of the program's expenses. The program must be approved by a committee of the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. The recipient of the grants is required to return the grants by the payment of royalties on the sale of products developed using the grants. Current regulations promulgated under the law provide for the payment of royalties to the Office of the Chief Scientist ranging from 3.0% to 3.5% on the sale of products developed using such grants until 100% of the grant is repaid. Grants received under programs approved after December 31, 1998 will accrue interest at an annual rate of 12-month LIBOR applicable to dollar deposits. Royalties are paid in NIS linked to the dollar at the exchange rate in effect at the time of payment. Following the full payment of such royalties and interest, there is no further liability for payment to the Office of the Chief Scientist.

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

   The principal competitors to the Axeda DRM(TM) System today are in-house developers within the machine and device manufacturers that are our prime sales targets or systems integrators doing custom product development. We believe our time to market expertise, major cost advantage (buy vs. build), breadth of solution, and significant intellectual property enables us to win over custom developed solutions. We believe that our strong knowledge of embedded control systems and real-time data exchange over the Internet balanced with our enterprise software experience make our products unique, flexible, and robust alternatives to developing full solutions in-house.

   Some vertical market solution suppliers have also developed device management infrastructures for use in specific industries. Today companies such as Brooks Automation (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), Motive (computers), eVend.Net (vending) and WindRiver (home) compete in specific industries in which we also operate. Our distributed architecture and Firewall-Friendly approach significantly differentiate our offering by reducing costs of implementation and support while easing system administration. Today our strategy is to attempt to partner with vertical market solution suppliers whenever possible, selling buy over build economics and enabling these companies to focus on their core application competencies.

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

   We expect to see new or increased competition from several areas, including:

   . Device Networking--The embedded networking companies are perhaps the most visible infrastructure companies in this emerging market. Axeda, however, does not develop networking protocols and our technology generally can work with any open or proprietary communications protocols. We therefore today see device-networking companies like NetSilicon, emWare, e-Device, Lantronix, ProSyst, Opto22, domainLogix, and Echelon as current or potential partners. We believe that the current focus of these embedded networking companies is primarily on Internet-enabling devices, which complements our focus on managing device data remotely via distributed, enterprise-class solutions. However, in the future these companies may choose to directly compete with us.

   . Industrial Automation Products--There are a number of automation products available worldwide from vendors large and small that are used to monitor and control machines and devices. Some of these PC-based HMI/SCADA software companies have focused on extending their business upward to Web-based access and enterprise application integration typically to support e-manufacturing. Today these companies compete directly with our Axeda Supervisor product, which is differentiated by its strong Internet monitoring, control, and visualization support. Over time we could see these companies as competitors in the full DRM market. These companies include WonderWare, Intellution, Indusoft, Afcon, Iconics, IndX, Rockwell Automation, Siemens and GE Fanuc.

   . e-Business Platforms--We see the large CRM companies, network management vendors and e-business technology platform providers such as Siebel Systems, Oracle, IBM, SAP, BEA, PeopleSoft, Sun Microsystems, Hewlett Packard, and Computer Associates as both potential competitors and partners. These companies have an interest in device networking and pervasive computing technologies and could choose to extend their offering into DRM. Building on well-understood and widely available standard infrastructure components, such as J2EE(R) application servers and relational databases, enables us to interoperate with and to take advantage of partnering opportunities with these suppliers as well as their application and systems integration partners. Axeda is a Siebel Software Partner and our Axeda Integrator(TM) for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc. However, in the future these companies may choose to compete directly with us.

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


Our future success depends upon the acceptance of our DRM solution

   We expect our future growth to be increasingly driven by our DRM products and services. We have limited experience in this market. We acquired eMation in December 2001. eMation was founded in 1988 and historically derived its main source of revenue from its industrial automation products.

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


   Our operating results have varied widely in the past, and we expect that they will continue to vary significantly as we attempt to establish our products in the DRM market and transition to a new business model. Furthermore, our revenues and operating results will vary significantly from quarter-to-quarter due to a number of additional factors, including:


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

   We expect competition to intensify as the DRM market matures. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Futhermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share any of which could harm our business.

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

   We may be required to pay substantial damages and may be restricted or prohibited from selling our digital media products if it is proven that we violate the intellectual property rights of others. If MPEG LA, DVD6C, 3C, or any other third party proves that our digital media technology infringes its proprietary rights, we may be required to pay substantial damages for past infringement.

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

   Although our current business plan does not foresee the need for further financing to fund our operations for the next two years, due to risks and uncertainties in the market place as well as a potential of pursuing further acquisitions, we may need to raise additional capital. Additionally, to the extent that the proceeds from the dispositions of our CE and IA assets are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

   We conduct business in a number of different countries. We sell products in several countries outside the United States, including Israel, France, Holland, the United Kingdom, Latin America and all of Asia. Our operations outside the United States include facilities located in Israel, France, Holland, the United Kingdom and Japan. In the year ended December 31, 2001, we, and eMation as a stand-alone entity, derived approximately 41% and 66% of our revenues, respectively, from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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


We face risks associated with government regulation of and legal uncertainties regarding e-commerce and the use of the Internet


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

Our business is subject to changes in financial accounting standards, which may affect our reported revenue, or the way we conduct business

   We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

ITEM 2.  Properties

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


   We currently lease approximately 12,000 square feet of space in an office building located in Mansfield, MA for research and development, sales and support and administrative activities. This facility is leased through July 2004 at an average annual rental of approximately $270,000.


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

ITEM 3.  Legal Proceedings


   On or about August 10, 2000, Corum Group, Ltd. filed an action against Cinax Designs Inc. and us in the United States District Court for the Western District of Washington (No. C00-132D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% "transaction fee" in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of Axeda common stock and no par, non-voting exchangeable preferred stock of Ravisent British Columbia Inc., an indirectly owned subsidiary, which preferred stock is exchangeable, on a one-for-one basis, into shares of Axeda common stock. In the complaint Corum alleged that it introduced us to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of Axeda common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of 53,500 shares of Axeda common stock and non-voting exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, we entered into a settlement and release agreement with Corum and the action was subsequently dismissed. Pursuant to the settlement agreement, we have paid $110,000 and issued 140,000 shares of Axeda common stock to Corum.

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


   Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provided for the immediate termination of the Agreement, including the right for us to terminate the warrant and a royalty-free right in 2001 for us to use the mark "WWWTV", which we would own after December 31, 2001. In addition, in January 2001, we paid approximately $1.2 million to ATSA in exchange for the settlement and release and were required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 14c) is included in other selling and marketing expenses in the consolidated statement of operations for the year ended December 31, 2001. In January 2002, the parties were in disagreement about whether and to what extent a payment for any finders fee was due to ATSA for 2001. On January 30, 2002, the parties entered into a confidential general settlement and release agreement, which resolved the dispute between the parties concerning the payment of a finder's fee. In connection with the January 2002 settlement, we paid $325,000 in cash to ATSA and transferred title to 15,000 Internet set-top boxes, with a net book value of approximately $675,000, for an aggregate and final settlement of the liability to ATSA of $1,000,000.


   From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "RISK FACTORS--We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming."

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


                                               Votes Withheld or
                                        --------------------------------  Broker
                                        Votes For   Against  Abstentions Non-Votes
                                        ---------- --------- ----------- ---------
eMation Acquisition....................  9,778,468   691,303   121,894   5,535,375

Directors
Robert M. Russell Jr................... 15,615,444   511,596        --          --
Francis E. J. Wilde III................ 14,649,617 1,477,423        --          --
Ratify appointment of KPMG LLP......... 15,735,665   345,771    45,604          --

ITEM 4(A).  Executive Officers of Axeda

   The executive officers of Axeda and certain information about them as of March 28, 2002 is provided below.


Name                                    Age                       Position with Axeda
----                                    ---                       -------------------
Robert M. Russell Jr................... 50  Chairman of the Board and Chief Executive Officer
Dale E. Calder......................... 40  President and Director
Thomas J. Fogarty...................... 39  Executive Vice President, Chief Financial Officer and Treasurer
Ned E. Barlas.......................... 38  Senior Vice President, Chief Legal Officer and Secretary


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

   Dale E. Calder. Mr. Calder was appointed to our board and as our President on December 7, 2001. Mr. Calder became the President and Chief Executive Officer of eMation in October 1998 as a result of the acquisition of FactorySoft, Inc. by PC Soft International Ltd., which changed its name in February 2000 to eMation, Inc. From 1996 to 1998, Mr. Calder served as the President of FactorySoft. FactorySoft, which was founded by Mr. Calder in 1996, produced connectivity tools for the automation industry. Mr. Calder attended Duke University and the University of North Carolina at Charlotte and graduated with a degree in Electrical Engineering and also attended the MBA program at Carnegie-Mellon University.

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

                                      2001         2000
                                   ----------- -------------
                                   High   Low   High   Low
                                   ----- ----- ------ ------
                    First Quarter. $4.75 $1.75 $47.50 $11.63
                    Second Quarter $2.55 $1.31 $15.50 $ 5.13
                    Third Quarter. $2.08 $1.06 $ 9.13 $ 2.75
                    Fourth Quarter $3.75 $1.50 $ 3.75 $ 1.47

                           PRIVATE ISSUANCE OF STOCK


   On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued or assumed warrants at closing exercisable for up to 108,238 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. The shareholders' agent appointed pursuant to the share purchase agreement has agreed to a claim on the escrow fund for the return of 23,843 shares of our common stock in consideration for our issuance of these warrants. The total combined value of the securities assumed and issued was approximately $20 million. The securities issued in the acquisition were issued in reliance on an exemption from the registration requirements of the Securities Exchange Act of 1933, as amended, by virtue of Section 4(2) thereof.


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

                                DIVIDEND POLICY

   We have never declared or paid dividends on our capital stock and we do not anticipate declaring or paying cash dividends in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and the expansion of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. Moreover, pursuant to agreements with our lender, we are prohibited from declaring or paying dividends without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  Selected Consolidated Financial Data

                                                                    Year Ended December 31,
                                                 ------------------------------------------------------------
                                                    2001         2000         1999        1998        1997
                                                 -----------  -----------  ----------  ----------  ----------
Revenues:
   License...................................... $     6,036  $    12,328  $   12,710  $    3,262  $      936
   Services.....................................         442        1,898         968         185         509
   Hardware.....................................       1,111        6,628      15,740      26,841       5,376
                                                 -----------  -----------  ----------  ----------  ----------
Total revenues..................................       7,589       20,854      29,418      30,288       6,821
                                                 -----------  -----------  ----------  ----------  ----------
Cost of revenues:
   License......................................       1,629        3,374       1,874         248          --
   Services.....................................         223          733         259         106         331
   Hardware.....................................       1,122        6,189      13,732      24,192       8,072
   Software amortization........................         171           --          --          --          --
   Inventory charges............................      18,502        1,708          --          --          --
                                                 -----------  -----------  ----------  ----------  ----------
Total cost of revenues..........................      21,647       12,004      15,865      24,546       8,403
                                                 -----------  -----------  ----------  ----------  ----------
Gross profit....................................     (14,058)       8,850      13,553       5,742      (1,582)
Research and development
   Non-cash compensation........................       2,100          801         200         139          --
   Other research and development expense.......       5,691       10,187       8,107       3,121       1,828
Sales and marketing
   Non-cash compensation and other expense......         147        3,480          --          --          --
   Other selling and marketing expense..........       7,670       10,863       5,296       1,964       1,158
General and administrative......................
   Non-cash compensation........................         780          467         308          --       1,408
   Other general and administrative expense.....       9,860       10,256       5,048       4,625       1,509
   Provision for doubtful accounts..............         929        4,965          31          48         201
Depreciation and amortization...................       2,844        5,897       1,886         906          86
Impairment charges..............................       3,916        2,831          --          --          --
Acquired in-process research and development....       3,112        1,373       1,888       7,900          --
                                                 -----------  -----------  ----------  ----------  ----------
       Operating loss...........................     (51,107)     (42,270)     (9,211)    (12,961)     (7,772)
Gains on sales of assets........................      52,037           --          --          --          --
Interest (income) expense, net..................      (1,753)      (1,792)     (1,192)        722         197
Other (income) expense, net.....................         133          (51)         --          --        (716)
                                                 -----------  -----------  ----------  ----------  ----------
Income (loss) before provision for income taxes.       2,550      (40,427)     (8,019)    (13,683)     (7,253)
   Provision for income taxes...................       1,123           40          52          --          --
                                                 -----------  -----------  ----------  ----------  ----------
Net income (loss)............................... $     1,427  $   (40,467) $   (8,071) $  (13,683) $   (7,253)
                                                 ===========  ===========  ==========  ==========  ==========
Accretion of discount on mandatory redeemable
  preferred stock...............................          --           --         659         754          --
Net income (loss) attributable to common
  shareholders.................................. $     1,427  $   (40,467) $   (8,730) $  (14,437) $   (7,253)
                                                 ===========  ===========  ==========  ==========  ==========
Basic net income (loss) per weighted average
  common share outstanding...................... $      0.08  $     (2.44) $    (1.02) $    (4.94) $    (3.52)
                                                 ===========  ===========  ==========  ==========  ==========
Diluted net income (loss) per weighted average
  common share outstanding...................... $      0.07  $     (2.44) $    (1.02) $    (4.94) $    (3.52)
                                                 ===========  ===========  ==========  ==========  ==========
Weighted average number of common shares
  outstanding used in calculation of basic net
  income (loss) per common share................  18,559,185   16,606,795   8,532,140   2,920,677   2,060,668
                                                 ===========  ===========  ==========  ==========  ==========
Weighted average number of common shares
  outstanding used in calculation of diluted net
  income (loss) per common share................  20,194,713   16,606,795   8,532,140   2,920,677   2,060,668
                                                 ===========  ===========  ==========  ==========  ==========

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

   Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets, excluding inventory, related to our IA business to Phoenix Technologies Ltd., a Delaware corporation, for $18 million in cash consideration, of which $1.8 million was being held in escrow by a third party for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matters, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold include certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix Technologies. Revenues and gross margin for the IA business totaled approximately $1 million, or 13% of total revenues, and less than $0.1 million, or less than 1 % of total gross profit, excluding inventory charges, respectively, for the year ended December 31, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period. In the future, any revenue and gross margins, from this business are expected to be nominal as inventory is either sold in the open market or scrapped.

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

DRM

   Since December 7, 2001, our main strategic focus has been the enterprise software and services market. Our revenue recognition policy with respect to DRM related licenses, maintenance agreements and services arrangements will remain consistent with our current practice. Thus far, our DRM licensing arrangements have consisted of upfront license fees accompanied by maintenance fees at a fixed percentage with renewable annual amounts. To date we have not sold our DRM license fees individually and therefore do not have vendor-specific objective evidence of fair value ("VSOE") for this element. However, when offered with our DRMj maintenance, which we sell at a fixed percentage, on an annual renewable basis, we apply the provisions of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under this method, revenue is allocated to each delivered element using the residual method based upon the fair value of the undelivered elements, which in our case is the deferred maintenance. Revenues from license fees also consist of fees paid on a per-unit basis for our Industrial Technology for Automation ("ITA") product lines. In cases where we sell our products on a per-unit basis, revenues are recognized when the product ships to an original equipment manufacturer ("OEM") or distributor. Service revenues consist of maintenance and support agreements, consulting fees, and training. With the exception of prepaid maintenance, which is initially deferred and later recognized on a ratable basis over the term of the maintenance period, service revenues are recognized on a time and material basis.

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

   We acquired Cinax Designs Inc. ("Cinax") in August 2000. The acquisition of Cinax provided us with complementary products such as WinVCR, a product which allows users to record any video and audio source onto their PC hard drive in real time. In addition, the Cinax acquisition brought with it a skilled set of developers, which we believed would allow us to accelerate the delivery of new products that leverage our core competencies. We acquired all of the outstanding capital stock of Cinax for approximately $3.5 million in cash and an aggregate of 825,000 shares of Axeda common stock and shares of no par, non-voting exchangeable preferred stock of our subsidiary, Ravisent British Columbia Inc., which shares of preferred stock are exchangeable, at the option of the holder, on a one-for-one basis at any time, into shares of Axeda common stock. The approximate value of the stock consideration on the date of acquisition was $3.7 million. The acquisition was recorded under the purchase method of accounting. In connection with the acquisition, we expensed $1.4 million of the purchase price as IPR&D. Goodwill and other intangible assets of $3.2 million were recorded and were being amortized on a straight-line basis over four years. We retained this intellectual property and did not transfer or sell it as a result of the STMicroelectronics or Phoenix Technologies transactions. In December 2001, following a periodic review of the expected future cash flows from our products using the Cinax technology, we determined that the carrying value of the goodwill and other intangible assets at December 31, 2001 was not recoverable and we recorded an impairment charge of approximately $2.2 million. This determination was based upon factors including the projected cash flows expected from the use of the Cinax technology and cash flows expected from its eventual disposition, as well as our strategic shift to becoming an enterprise software and services company.

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

Geographic Areas

   Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in note 20 of the notes to the consolidated financial statements, filed herewith at Item 8--Financial Statements and Supplementary Data. Revenues from individual countries are based upon information available to us regarding our customers' country of domicile.

   Information pertaining to long-lived assets is included in note 16 of the notes to the consolidated financial statements, filed herewith at Item 8--Financial Statements and Supplementary Data.

Results of Operations


   The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                                                    Year Ended December 31,
                                                    ----------------------
                                                     2001    2000    1999
                                                    ------  ------   -----
    Revenues:
       License.....................................   79.6%   59.1%   43.2%
       Services....................................    5.8     9.1     3.3
       Hardware....................................   14.6    31.8    53.5
                                                    ------  ------   -----
    Total revenues.................................  100.0   100.0   100.0
    Cost of revenues:
       License.....................................   21.5    16.2     6.4
       Services....................................    2.9     3.5     0.8
       Hardware....................................   14.8    29.7    46.7
       Software amortization.......................    2.2      --      --
       Inventory charges...........................  243.8     8.2      --
                                                    ------  ------   -----
    Total cost of revenues.........................  285.2    57.6    53.9
                                                    ------  ------   -----
    Gross profit................................... (185.2)   42.4    46.1
    Research and development
       Non-cash compensation.......................   27.7     3.8     0.7
       Other research and development expense......   75.0    48.8    27.6
    Sales and marketing
       Non-cash compensation and other expense.....    1.9    16.7      --
       Other selling and marketing expense.........  101.1    52.1    18.0
    General and administrative
       Non-cash compensation.......................   10.3     2.2     1.0
       Other general and administrative expense....  129.9    49.2    17.2
       Provision for doubtful accounts.............   12.2    23.8     0.1
    Depreciation and amortization..................   37.5    28.3     6.4
    Impairment charges.............................   51.6    13.6      --
    Acquired in-process research and development...   41.0     6.6     6.4
                                                    ------  ------   -----
           Operating loss.......................... (673.4) (202.7)  (31.3)
    Gains on sales of assets.......................  685.7      --      --
    Interest (income) expense, net.................  (23.1)   (8.6)   (4.0)
    Other (income) expense, net....................    1.8    (0.2)     --
                                                    ------  ------   -----
    Income (loss) before provision for income taxes   33.6  (193.9)  (27.3)
    Provision for income taxes.....................   14.8     0.2     0.2
                                                    ------  ------   -----
    Net income (loss)..............................   18.8% (194.1)% (27.5)%
                                                    ======  ======   =====

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


   Cost of Revenues. Excluding the charges for inventory reserves, cost of revenues decreased 69% or $7.2 million from $10.3 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001. Cost of revenues relating to our license, services and hardware revenues decreased $1.7, $0.5, and $5.1 million, respectively, from the prior year. The $1.7 million decrease in cost of license revenues corresponds directly to the decrease in license revenues, offset by higher per unit Dolby Digital fees, which were associated with lower unit volumes. The decrease in cost of hardware is directly associated with a decrease in our Internet appliance sales. As we license more of our DRM products in the future, we expect our cost of revenues as a percentage of revenue to decrease. Partially offsetting this decrease, as a percentage of revenues, will be the addition of non-cash amortization of acquired technology, which will add approximately $2.1 million to the cost of revenues in 2002.

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


   The decrease in sales and marketing expense is mainly a result of the sale of the assets of our CE and IA businesses, which contributed $1.4 million and $2.8 million, respectively, for the year ending December 31, 2001. Additionally, decreases of approximately $0.6 million resulted from reduced use of outside consultants. These decreases were offset by increases of approximately $0.9 million relating to the addition of the eMation sales force, approximately $0.7 million relating to our name change and branding efforts in connection with our new corporate identity, and $0.3 million of staff related retention expense. As a percentage of total revenues, sales and marketing expenses increased from 52% to 101%. We expect sales and marketing expenses to increase in 2002 as we continue to invest in our sales force for our enterprise software and services offerings.

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

   Interest (Income) and Expense, Net. Net interest income decreased by $0.04 million, or 2%, for the year ended December 31, 2001 compared to the comparable period in 2000. The decrease is the result of lower bank interest rates in 2001.

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




   Gross Profit. Gross profit decreased from $13.6 million for the year ended December 31, 1999 to $8.9 million for the year ended December 31, 2000, due primarily to lower licensing revenues not incorporating Dolby Digital, $1.7 million reserve for inventory obsolescence and the discontinuance of Hardware CineMaster. Excluding the inventory reserve, gross profit decreased from $13.6 million to $10.6 million. As a result of the inventory reserves noted above, gross profit on hardware revenues was $(1.3) million. For the year ended December 31, 2000, 59% of total revenues was derived from license revenues, 9% of the total revenues was derived from services revenues and 32% of total revenues was derived from hardware revenues, in comparison to 43%, 3% and 54%, respectively, for the comparable period in the previous year. As a percentage of total revenues, gross profit decreased from 46% for the year ended December 31, 1999 to 42% for the year ended December 31, 2000 as a result of a $1.7 million inventory charge, increased hardware costs, increases in the cost of Dolby Digital and an increase in the proportion of services revenues, which have lower margins than license revenues. As a percentage of total revenues, gross profit, excluding the $1.7 million charge recorded for inventory, increased from 46% to 51% for the years ended December 1999 and 2000, respectively.


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

   Amortization of Goodwill. We recorded amortization of goodwill of $5.2 million for the year ended December 31, 2000, related to the goodwill recorded as part of the Viona, Teknema and Cinax acquisitions. See --Acquired In-Process Research and Development Expense.

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

Quarterly Results of Operations (Unaudited)

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

                                                                            Mar. 31,     Jun. 30,     Sept. 30,    Dec. 31,
                                                                              2000         2000         2000         2000
                                                                           -----------  -----------  -----------  -----------
Revenues:
 License.................................................................. $     2,774  $     3,180  $     3,318  $     3,056
 Services.................................................................         147          119          435        1,197
 Hardware.................................................................       2,789        1,547          475        1,817
                                                                           -----------  -----------  -----------  -----------
Total revenues............................................................       5,710        4,846        4,228        6,070
Cost of revenues:
   License................................................................         790          959          676          949
   Services...............................................................         274           26          110          323
   Hardware...............................................................       2,579        1,356          477        1,777
 Software amortization....................................................          --           --           --           --
 Inventory charges........................................................          --           --           --        1,708
                                                                           -----------  -----------  -----------  -----------
Total cost of revenues....................................................       3,643        2,341        1,263        4,757
                                                                           -----------  -----------  -----------  -----------
Gross profit..............................................................       2,067        2,505        2,965        1,313
Research and development
 Non-cash compensation....................................................          81           81           95          544
 Other research and development expense...................................       2,143        2,970        2,686        2,388
Sales and marketing
 Non-cash compensation and other expense..................................         359          143        1,525        1,453
 Other selling and marketing expense......................................       1,882        2,602        4,298        2,081
General and administrative
 Non-cash compensation....................................................          41           55           71          300
 Other general and administrative expense.................................       2,343        3,277        2,086        2,549
 Provision for doubtful accounts..........................................          --           90           96        4,780
Depreciation and amortization.............................................       1,356        1,385        1,489        1,667
Impairment charges .......................................................          --           --           --        2,831
Acquired in-process research and development..............................          --           --        1,373           --
                                                                           -----------  -----------  -----------  -----------
Operating loss............................................................      (6,138)      (8,098)     (10,754)     (17,280)
Gains on sales of assets..................................................          --           --           --           --
Interest (income) expense, net and other (income) ........................        (616)        (598)        (433)        (196)
                                                                           -----------  -----------  -----------  -----------
Provision for income taxes (benefit)......................................          15           23            7           (5)
                                                                           -----------  -----------  -----------  -----------
Net income (loss)......................................................... $    (5,537) $    (7,523) $   (10,328) $   (17,079)
                                                                           ===========  ===========  ===========  ===========
Basic net income (loss) per weighted average common share outstanding..... $     (0.34) $     (0.46) $     (0.61) $     (0.99)
                                                                           ===========  ===========  ===========  ===========
Diluted net income (loss) per weighted average common share outstanding... $     (0.34) $     (0.46) $     (0.61) $     (0.99)
                                                                           ===========  ===========  ===========  ===========
Weighted average number of common shares outstanding used in calculation
 of basic net income (loss) per common share..............................  16,068,969   16,289,587   16,834,358   17,225,572
                                                                           ===========  ===========  ===========  ===========
Weighted average number of common shares outstanding used in calculation
 of diluted net income (loss) per common share............................  16,068,969   16,289,587   16,834,358   17,225,572
                                                                           ===========  ===========  ===========  ===========

                                                                            Mar. 31,     Jun. 30,     Sept. 30,    Dec. 31,
                                                                              2001         2001         2001         2001
                                                                           -----------  -----------  -----------  -----------
Revenues:
 License.................................................................. $     2,363  $       673  $       571  $     2,429
 Services.................................................................         407           --           --           35
 Hardware.................................................................          46          121          270          674
                                                                           -----------  -----------  -----------  -----------
Total revenues............................................................       2,816          794          841        3,138
Cost of revenues:
   License................................................................         523          432          207          467
   Services...............................................................          94           --           --          129
   Hardware...............................................................          37          104          303          678
 Software amortization....................................................          --           --           --          171
 Inventory charges........................................................          --       13,420           --        5,082
                                                                           -----------  -----------  -----------  -----------
Total cost of revenues....................................................         654       13,956          510        6,527
                                                                           -----------  -----------  -----------  -----------
Gross profit..............................................................       2,162      (13,162)         331       (3,389)
Research and development
 Non-cash compensation....................................................       1,738          116          228           18
 Other research and development expense...................................       2,407          999        1,084        1,201
Sales and marketing
 Non-cash compensation and other expense..................................          69           --           18           60
 Other selling and marketing expense......................................       3,492          842        1,075        2,261
General and administrative
 Non-cash compensation....................................................          64           48          275          393
 Other general and administrative expense.................................       2,289        1,588        2,620        3,363
 Provision for doubtful accounts..........................................         126          658           --          145
Depreciation and amortization.............................................       1,666          389          358          431
Impairment charges .......................................................          --           --           --        3,916
Acquired in-process research and development..............................          --           --           --        3,112
                                                                           -----------  -----------  -----------  -----------
Operating loss............................................................      (9,689)     (17,802)      (5,327)     (18,289)
Gains on sales of assets..................................................      52,037           --           --           --
Interest (income) expense, net and other (income) ........................        (366)        (681)        (520)         (53)
                                                                           -----------  -----------  -----------  -----------
Provision for income taxes (benefit)......................................       2,979       (1,171)        (685)          --
                                                                           -----------  -----------  -----------  -----------
Net income (loss)......................................................... $    39,735  $   (15,950) $    (4,122) $   (18,236)
                                                                           ===========  ===========  ===========  ===========
Basic net income (loss) per weighted average common share outstanding..... $      2.28  $     (0.89) $     (0.22) $     (0.87)
                                                                           ===========  ===========  ===========  ===========
Diluted net income (loss) per weighted average common share outstanding... $      2.14  $     (0.89) $     (0.22) $     (0.87)
                                                                           ===========  ===========  ===========  ===========
Weighted average number of common shares outstanding used in calculation
 of basic net income (loss) per common share..............................  17,415,045   17,840,876   18,720,363   20,916,050
                                                                           ===========  ===========  ===========  ===========
Weighted average number of common shares outstanding used in calculation
 of diluted net income (loss) per common share............................  18,582,846   17,840,876   18,720,363   20,916,050
                                                                           ===========  ===========  ===========  ===========

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

Liquidity and Capital Resources


   Since inception, we have financed our operations primarily through the issuance and sale of debt and equity securities to investors including our initial public offering, which was completed July 16, 1999. Additionally, our operations were financed in 2001 through the sale of the assets of our CE and IA businesses. As of December 31, 2001, we had approximately $47.3 million in cash and cash equivalents, including $2.5 million of the proceeds from the sales of the assets of our CE and IA businesses in March 2001, which are held in escrow by third parties for indemnification purposes. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance held in escrow for the IA sale of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

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

   For all sales, except those completed over the Internet, we use either a binding purchase order or a signed agreement as evidence of an arrangement. For sales over the Internet, we utilize a third party distributor to process our transactions. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

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

   Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identified intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

   . significant underperformance relative to expected historical or projected future operating results;

   . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

   . significant negative industry or economic trends;

   . significant decline in our stock price for a sustained period; and o our market capitalization relative to net book value.

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


ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk


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

ITEM 8.  Financial Statements and Supplementary Data

                              Axeda Systems Inc.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               -----
Consolidated Financial Statements
 Axeda Systems Inc.
 Independent Auditors' Report.................................................................    57
   Consolidated Balance Sheets, December 31, 2001 and 2000....................................    58
   Consolidated Statements of Operations, Years ended December 31, 2001, 2000, and 1999.......    59
   Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2001,
     2000, and 1999...........................................................................    60
   Consolidated Statements of Cash Flows, Years ended December 31, 2001, 2000, and 1999.......    61
   Notes to the Consolidated Financial Statements............................................. 62-97

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

KPMG LLP

Philadelphia, Pennsylvania
February 25, 2002

                              AXEDA SYSTEMS INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2001      2000
                                                                                    --------  --------
ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of $2,549 in 2001 and
     $1,806 in 2000................................................................ $ 47,349  $  9,615
   Accounts receivable, net of provision for doubtful accounts of $179 in 2001
     and $2,405 in 2000............................................................    4,623     5,901
   Inventories, net................................................................    2,070    20,883
   Prepaid expenses................................................................      934       963
   Loans receivable--officers, net.................................................       34       662
   Other current assets............................................................      685       547
                                                                                    --------  --------
       Total current assets........................................................   55,695    38,571
                                                                                    --------  --------
Furniture and equipment, net.......................................................    2,567     3,995
Goodwill, net of accumulated amortization of $7,425 in 2000........................   20,819    15,814
Identified intangible assets, net of accumulated amortization of $192 in 2001......    9,553     1,716
Loan receivable--officer...........................................................       --        25
Other assets.......................................................................      472        72
                                                                                    --------  --------
       Total assets................................................................ $ 89,106  $ 60,193
                                                                                    ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable................................................ $  2,149  $     --
   Accounts payable................................................................    5,047    11,088
   Accrued expenses................................................................    8,928     2,147
   Income taxes payable............................................................    1,075        --
   Deferred revenue................................................................      926     1,473
   Other current liabilities.......................................................       --       626
                                                                                    --------  --------
       Total current liabilities...................................................   18,125    15,334
                                                                                    --------  --------
Non-current liabilities:
   Notes payable, less current portion.............................................      187        --
   Other non-current liabilities...................................................    1,428        31
                                                                                    --------  --------
       Total liabilities...........................................................   19,740    15,365
                                                                                    --------  --------
Commitments and contingencies (note 15)
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized in 2001 and 2000,
     none issued or outstanding....................................................       --        --
   Common stock, $.001 par value 50,000,000 authorized; 27,274,962 shares
     issued in 2001 and 17,594,429 in 2000.........................................       27        17
   Additional paid-in capital......................................................  143,454   121,330
   Deferred stock compensation.....................................................   (1,842)   (3,241)
   Accumulated deficit.............................................................  (70,953)  (72,380)
   Accumulated other comprehensive income (loss)...................................       21      (178)
   Treasury stock at cost, 583,800 shares in 2001 and 200,000 shares in 2000.......   (1,341)     (720)
                                                                                    --------  --------
       Total stockholders' equity..................................................   69,366    44,828
                                                                                    --------  --------
       Total liabilities and stockholders' equity.................................. $ 89,106  $ 60,193
                                                                                    ========  ========

         See accompanying notes to consolidated financial statements.

                              AXEDA SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                          December 31,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              -----------  -----------  ----------
Revenues:
   License................................................... $     6,036  $    12,328  $   12,710
   Services..................................................         442        1,898         968
   Hardware..................................................       1,111        6,628      15,740
                                                              -----------  -----------  ----------
       Total revenues........................................       7,589       20,854      29,418
                                                              -----------  -----------  ----------
Cost of revenues:
   License...................................................       1,629        3,374       1,874
   Services..................................................         223          733         259
   Hardware..................................................       1,122        6,189      13,732
   Software amortization.....................................         171           --          --
   Inventory charges.........................................      18,502        1,708          --
                                                              -----------  -----------  ----------
       Total cost of revenues................................      21,647       12,004      15,865
                                                              -----------  -----------  ----------
       Gross profit..........................................     (14,058)       8,850      13,553
Research and development
   Non-cash compensation.....................................       2,100          801         200
   Other research and development expense....................       5,691       10,187       8,107
Sales and marketing
   Non-cash compensation and other expense...................         147        3,480          --
   Other selling and marketing expense.......................       7,670       10,863       5,296
General and administrative
   Non-cash compensation.....................................         780          467         308
   Other general and administrative expense..................       9,860       10,256       5,048
   Provision for doubtful accounts...........................         929        4,965          31
Depreciation and amortization................................       2,844        5,897       1,886
Impairment charges...........................................       3,916        2,831          --
Acquired in-process research and development.................       3,112        1,373       1,888
                                                              -----------  -----------  ----------
       Operating loss........................................     (51,107)     (42,270)     (9,211)
Gains on sales of assets.....................................      52,037           --          --
Interest (income) expense, net...............................      (1,753)      (1,792)     (1,192)
Other (income) expense, net..................................         133          (51)         --
                                                              -----------  -----------  ----------
Income (loss) before provision for income taxes..............       2,550      (40,427)     (8,019)
       Provision for income taxes............................       1,123           40          52
                                                              -----------  -----------  ----------
Net income (loss)............................................       1,427      (40,467)     (8,071)
Accretion of discount on mandatory redeemable preferred stock          --           --         659
                                                              -----------  -----------  ----------
Net income (loss) attributable to common shareholders........ $     1,427  $   (40,467) $   (8,730)
                                                              ===========  ===========  ==========
Basic net income (loss) per weighted average common share
  outstanding................................................ $       .08  $     (2.44) $    (1.02)
                                                              ===========  ===========  ==========
Diluted net income (loss) per weighted average common share
  outstanding................................................ $       .07  $     (2.44) $    (1.02)
                                                              ===========  ===========  ==========
Weighted average number of common shares outstanding used in
  calculation of basic net income (loss) per common share....  18,559,185   16,606,795   8,532,140
                                                              ===========  ===========  ==========
Weighted average number of common shares outstanding used in
  calculation of diluted net income (loss) per common share..  20,194,713   16,606,795   8,532,140
                                                              ===========  ===========  ==========

         See accompanying notes to consolidated financial statements.

                              AXEDA SYSTEMS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In thousands, except share and per share data)

                                                                                                              Accumulated
                                                           Common stock    Additional   Deferred   Accumu-       other
                                                         -----------------  paid-in      stock      lated    comprehensive
                                                           Shares   Amount  capital   compensation deficit   income (loss)
                                                         ---------- ------ ---------- ------------ --------  -------------
Balance as of December 31, 1998.........................  3,520,851  $ 3    $ 13,097    $  (749)   $(23,842)     $ (25)
                                                         ----------  ---    --------    -------    --------      -----
Issuance of Series B preferred stock and stock
 subscription receivable................................         --   --         125         --          --         --
Transaction costs related to sale of Series C preferred
 stock..................................................         --   --         (30)        --          --         --
Issuance of common stock upon exercise of options.......     83,061   --         129         --          --         --
Conversion of subordinated notes payable upon initial
 public offering........................................         --   --         625         --          --         --
Issuance of common stock upon exercise of warrants......    926,002    1          54         --          --         --
Accretion of discount on mandatory redeemable
 preferred stock........................................         --   --        (659)        --          --         --
Initial public stock offering, net......................  5,750,000    6      61,416         --          --         --
Conversion of preferred stock to common stock upon
 public offering........................................  5,508,207    6      20,460         --          --         --
Deferred stock compensation related to stock
 options................................................         --   --       1,371     (1,371)         --         --
Amortization of deferred stock compensation.............         --   --          --        442          --         --
Compensation related to stock options...................         --   --         470         --          --         --
Issuance of common stock to acquire Teknema.............    264,745   --      12,402         --          --         --
Foreign currency translation adjustment.................         --   --          --         --          --        (55)
Net loss................................................         --   --          --         --      (8,071)        --
                                                         ----------  ---    --------    -------    --------      -----
Balances as of December 31, 1999........................ 16,052,866  $16    $109,460    $(1,678)   $(31,913)     $ (80)
                                                         ----------  ---    --------    -------    --------      -----
Repayment of stock subscription receivable..............         --   --          --         --          --         --
Issuance of common stock upon exercise of options.......    888,272    1       1,040         --          --         --
Issuance of common stock upon exercise of warrants......    405,298   --          20         --          --         --
Deferred compensation related to stock options..........     33,647   --         890       (758)         --         --
Amortization of deferred stock compensation.............         --   --          --      1,271          --         --
Issuance of equity securities to acquire Cinax..........    138,455   --       3,725     (2,076)         --         --
Issuance of warrants under distribution rights agreement
 and other services.....................................         --   --       5,724         --          --         --
Foreign currency translation adjustment.................         --   --          --         --          --        (11)
Unrealized loss on available-for-sale investment........         --   --          --         --          --        (87)
Issuance of common stock for employee stock purchase
 plan...................................................     75,891   --         471         --          --         --
Net loss................................................         --   --          --         --     (40,467)        --
                                                         ----------  ---    --------    -------    --------      -----
Balances as of December 31, 2000........................ 17,594,429  $17    $121,330    $(3,241)   $(72,380)     $(178)
                                                         ----------  ---    --------    -------    --------      -----
Issuance of common stock upon exercise of options.......  1,167,132    1       1,570         --          --         --
Issuance of common stock upon exercise of warrants......         --   --           4         --          --         --
Issuance of common stock for employee stock purchase
 plan...................................................     38,735   --          86         --          --         --
Issuance of equity securities related to Cinax..........    474,666    1          14        344          --         --
Issuance of common stock to acquire eMation, Ltd........  8,000,000    8      19,752       (847)         --         --
Compensation related to stock options and warrants......         --   --         698        549          --         --
Amortization of deferred stock compensation.............         --   --          --      1,353          --         --
Repurchases of common stock.............................         --   --          --         --          --         --
Foreign currency translation adjustment.................         --   --          --         --          --        112
Reclassification adjustment for available-for-sale
 investment sold........................................         --   --          --         --          --         87
Net income..............................................         --   --          --         --       1,427         --
                                                         ----------  ---    --------    -------    --------      -----
Balances as of December 31, 2001........................ 27,274,962  $27    $143,454    $(1,842)   $(70,953)     $  21
                                                         ----------  ---    --------    -------    --------      -----

                                                                                 Total     Compre-
                                                                             stockholders' hensive
                                                         Treasury    Note       equity     income
                                                          stock   receivable (deficiency)  (loss)
                                                         -------- ---------- ------------- --------
Balance as of December 31, 1998......................... $  (720)   $  --      $(12,236)   $(13,708)
                                                         -------    -----      --------    ========
Issuance of Series B preferred stock and stock
 subscription receivable................................      --     (500)         (375)         --
Transaction costs related to sale of Series C preferred
 stock..................................................      --       --           (30)         --
Issuance of common stock upon exercise of options.......      --       --           129          --
Conversion of subordinated notes payable upon initial
 public offering........................................      --       --           625          --
Issuance of common stock upon exercise of warrants......      --       --            55          --
Accretion of discount on mandatory redeemable
 preferred stock........................................      --       --          (659)         --
Initial public stock offering, net......................      --       --        61,422          --
Conversion of preferred stock to common stock upon
 public offering........................................      --       --        20,466          --
Deferred stock compensation related to stock
 options................................................      --       --            --          --
Amortization of deferred stock compensation.............      --       --           442          --
Compensation related to stock options...................      --       --           470          --
Issuance of common stock to acquire Teknema.............      --       --        12,402          --
Foreign currency translation adjustment.................      --       --           (55)        (55)
Net loss................................................      --       --        (8,071)     (8,071)
                                                         -------    -----      --------    --------
Balances as of December 31, 1999........................ $  (720)   $(500)     $ 74,585    $ (8,126)
                                                         -------    -----      --------    ========
Repayment of stock subscription receivable..............      --      500           500          --
Issuance of common stock upon exercise of options.......      --       --         1,041          --
Issuance of common stock upon exercise of warrants......      --       --            20          --
Deferred compensation related to stock options..........      --       --           132          --
Amortization of deferred stock compensation.............      --       --         1,271          --
Issuance of equity securities to acquire Cinax..........      --       --         1,649          --
Issuance of warrants under distribution rights agreement
 and other services.....................................      --       --         5,724          --
Foreign currency translation adjustment.................      --       --           (11)        (11)
Unrealized loss on available-for-sale investment........      --       --           (87)        (87)
Issuance of common stock for employee stock purchase
 plan...................................................      --       --           471          --
Net loss................................................      --       --       (40,467)    (40,467)
                                                         -------    -----      --------    --------
Balances as of December 31, 2000........................ $  (720)   $  --      $ 44,828    $(40,565)
                                                         -------    -----      --------    ========
Issuance of common stock upon exercise of options.......      --       --         1,571          --
Issuance of common stock upon exercise of warrants......      --       --             4          --
Issuance of common stock for employee stock purchase
 plan...................................................      --       --            86          --
Issuance of equity securities related to Cinax..........      --       --           359          --
Issuance of common stock to acquire eMation, Ltd........      --       --        18,913          --
Compensation related to stock options and warrants......      --       --         1,247          --
Amortization of deferred stock compensation.............      --       --         1,353          --
Repurchases of common stock.............................    (621)      --          (621)         --
Foreign currency translation adjustment.................      --       --           112         112
Reclassification adjustment for available-for-sale
 investment sold........................................      --       --            87          87
Net income..............................................      --       --         1,427       1,427
                                                         -------    -----      --------    --------
Balances as of December 31, 2001........................ $(1,341)   $  --      $ 69,366    $  1,626
                                                         -------    -----      --------    ========

         See accompanying notes to consolidated financial statements.

                              AXEDA SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                            December 31,
                                                                    ----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  --------
Cash flows from operating activities:
   Net income (loss)............................................... $  1,427  $(40,467) $ (8,071)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization...............................    3,015     5,897     1,886
       Impairment charges..........................................    3,916     2,831        --
       Gain on sales of assets.....................................  (52,037)       --       (17)
       Non-cash compensation and other expenses....................    2,599     4,496       937
       Provision for doubtful accounts.............................      929     4,965        31
       Provision for inventory.....................................   18,783        --        --
       Acquired in-process research and development................    3,112     1,373     1,888
       Changes in items affecting operations (excluding the
         effects of acquisitions and divestitures):
          Accounts receivable......................................    2,252     4,822      (262)
          Inventories..............................................     (895)  (19,560)      260
          Loan receivable--officer.................................      494      (209)     (418)
          Prepaid expenses and other current assets................   (1,590)     (220)   (1,042)
          Other assets and intangible assets.......................      572       152        --
          Accounts payable.........................................  (15,623)    4,980   (10,152)
          Accrued expenses, other current and other
            non-current liabilities................................    2,257    (1,205)    1,136
          Income taxes payable.....................................    1,075        --        --
          Deferred revenue.........................................     (765)   (3,186)    4,486
                                                                    --------  --------  --------
Net cash used in operating activities..............................  (30,479)  (35,331)   (9,338)
                                                                    --------  --------  --------
Cash flows from investing activities:
   Capital expenditures............................................     (505)   (3,204)   (1,139)
   Net proceeds from sales of assets...............................   68,112       141       129
   Acquisition, net of cash acquired...............................      497    (2,763)   (3,267)
   Proceeds from (investment in) short-term investment.............       --     1,018    (1,018)
                                                                    --------  --------  --------
Net cash provided by (used in) investing activities................   68,104    (4,808)   (5,295)
                                                                    --------  --------  --------
Cash flows from financing activities:
   Net proceeds from exercise of stock options and warrants........    1,538       970       184
   Repurchases of common stock.....................................     (621)       --        --
   Borrowings (repayments) under capital lease obligations.........      (38)      (40)       60
   Repayments under other liabilities..............................     (132)     (441)   (2,321)
   Repayment of shareholder bridge loan............................     (750)       --        --
   Note receivable.................................................       --       500        --
   Net proceeds from issuance of common stock......................       --        --    61,422
   Net proceeds from Series B and C preferred stock................       --        --     3,125
   Payments for convertible securities.............................       --        --       (30)
                                                                    --------  --------  --------
Net cash provided by (used in) financing activities................       (3)      989    62,440
Effect of exchange rate changes on cash and cash equivalents.......      112       (11)      (55)
                                                                    --------  --------  --------
Net increase (decrease) in cash and cash equivalents...............   37,734   (39,161)   47,752
Cash and cash equivalents:
   Beginning of period.............................................    9,615    48,776     1,024
                                                                    --------  --------  --------
   End of period................................................... $ 47,349  $  9,615  $ 48,776
                                                                    ========  ========  ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest........................................................ $     20  $     33  $    356
   Income taxes....................................................      308        --        --
Non-cash investing and financing activities:
   Equipment acquired under capital lease obligation...............       --        --       109
   Issuance of warrants and options in connection with
     equity transactions...........................................    2,262     8,253     1,437
   Amortization of deferred stock compensation.....................    1,353     1,271       442


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

                              AXEDA SYSTEMS INC.

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

                  Purchased software................ 3-5 years
                  Computer equipment................ 3-5 years
                  Research and development equipment   5 years
                  Furniture and equipment...........   7 years

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

                              AXEDA SYSTEMS INC.

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

   For the year ended December 31, 2000, the Company recognized an impairment charge of approximately $2.8 million to reduce the amount of an intangible prepaid distribution rights fee (the "Fee") with a recorded fair value based on a warrant to purchase 1.5 million shares of the Company's common stock issued to a distributor in connection with a one-year distribution rights agreement (the "Agreement") to its estimated fair value of zero. The impairment charge was attributable to the parties' differing interpretations of the terms of the Agreement, resulting in the immediate termination of the Agreement and no sales under it. As a result, the Company determined that, as of December 31, 2000, the carrying amount of the Fee was not recoverable and the excess of the carrying amount of the Fee over the fair value of the Fee of approximately $2.8 million was recorded as an impairment charge in the accompanying statement of operations.

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

  h) Revenue Recognition

   In 2001 and 2000, the Company's primary revenue categories consist of: software licenses for PC and CE products, including DVD; IA products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards (note
5). Beginning in December 2001, the Company has also licensed its DRM products to customers in the industrial, building automation, technology, medical instrumentation, office and semiconductor equipment industries (note 4).

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

                              AXEDA SYSTEMS INC.

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

   Hardware revenues are recognized upon shipment of products to customers. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of manufacturing defect, which is the responsibility of the Company's third party contract manufacturers. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101") issued by the U.S. Securities and Exchange Commission ("SEC").

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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

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

  p) Computation of Net Income (Loss) Per Share

   The Company computes earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share data):

                                                      Income       Shares     Per-Share
                                                    (Numerator) (Denominator)  Amount
                                                    ----------- ------------- ---------
Basic EPS
   Net income available to common stockholders.....   $1,427       18,559       $0.08
                                                      ------       ------       -----
Effect of Dilutive Securities
   Warrants........................................       --          218
   Outstanding options.............................       --          659
   Contingently issuable shares....................       --          759
                                                      ------       ------
Diluted EPS
   Net income available to common stockholders and
     assumed conversions...........................   $1,427       20,195       $0.07
                                                      ======       ======       =====

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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

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

  r) Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

2)  Furniture and Equipment

   Furniture and equipment consist of the following at December 31, 2001 and 2000 (in thousands):

                                                          2001   2000
                                                         ------ ------
         Furniture and fixtures......................... $  805 $1,321
         Leasehold improvements.........................    201    326
         Computer equipment.............................  1,525  1,926
         Research and development equipment.............    519  1,664
         Software.......................................    445    329
                                                         ------ ------
                                                          3,495  5,566
         Less: accumulated depreciation and amortization    928  1,571
                                                         ------ ------
         Furniture and equipment, net................... $2,567 $3,995
                                                         ====== ======

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

                              AXEDA SYSTEMS INC.

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


   The Company also issued or assumed warrants at closing exercisable for up to 115,238 shares of Axeda common stock with exercise prices ranging from $2.14 to $21.51 per share to holders of warrants exercisable for shares of eMation.

                              AXEDA SYSTEMS INC.

   An aggregate of 1.6 million shares of Axeda common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate the Company for certain losses and taxes that may arise as a result of the eMation acquisition. The shareholders' agent appointed pursuant to the share purchase agreement agreed to the Company submitting a claim on the escrow fund for the return of 23,843 shares of the Company's common stock in consideration for the Company's issuance of 108,238 warrants, described above, at the closing. This escrow arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to the former eMation shareholders.


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

   The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

    Current assets................................................. $ 3,856
    Property and equipment.........................................   1,168
    Identified intangible assets...................................   9,745
    In-process research and development ("IPR&D")..................   3,112
    Goodwill.......................................................  20,819
                                                                    -------
       Total assets acquired.......................................  38,700
                                                                    -------
    Current liabilities............................................  12,358
    Long-term debt.................................................   2,336
    Other non-current liabilities..................................   1,428
                                                                    -------
       Total liabilities assumed...................................  16,122
                                                                    -------
    Unvested stock options allocated to deferred stock compensation    (847)
                                                                    -------
       Net assets acquired......................................... $23,425
                                                                    =======

   The identifiable intangible assets acquired that are subject to amortization total $9,745,000 and consist of the following (amounts in thousands):

                                                                  Weighted
                                                                   Average
                                                                  Estimated
                                                                 Useful Life
                                                          Amount   (Years)
                                                          ------ -----------
   Developed Technology.................................. $1,378      2
   Core Technology.......................................  7,055      5
   Patent Applications...................................    990      5
   Customer Base.........................................    322      5
                                                          ------
      Total.............................................. $9,745      5
                                                          ======

                              AXEDA SYSTEMS INC.

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

   The following unaudited pro forma information is presented as if the acquisition of eMation occurred as of the beginning of each of the respective years. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

                                                                           2001        2000
                                                                         --------    --------
                                                                         (in thousands, except
                                                                            per share data)
Revenues................................................................ $ 18,148    $ 30,866
                                                                         ========    ========
Net loss................................................................ $(17,718)   $(61,160)
                                                                         ========    ========
Basic and diluted net loss per weighted average common share outstanding $  (0.68)   $  (2.49)
                                                                         ========    ========

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

                              AXEDA SYSTEMS INC.

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

   On the date of acquisition the Company recorded prepaid compensation of $0.8 million and deferred stock compensation of $2.1 million in connection with the cash, common stock (39,807 shares or $0.2 million) and preferred stock (420,806 shares or $1.9 million), that were held in escrow and subject to vesting and continued employment subsequent to the acquisition. The deferred stock compensation included amounts recorded for common stock (10,719 shares) and preferred stock (88,990 shares) with an aggregate value of $0.4 million, held in escrow for the former non-employee stockholders of Cinax, which were for Company indemnification purposes and were not subject to post-acquisition employment requirements. No cash was held in escrow for the former non-employee stockholders. When the employment of the former employees of Cinax was terminated by the Company in March 2001, the remaining balance of $0.3 million of prepaid compensation was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying statement of operations. In addition, the unamortized balance of $0.9 million of the initial $2.1 million recorded as deferred stock compensation related to 22,840 of the escrowed shares of the Company's common stock and 260,526 shares of the escrowed preferred stock was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying statement of operations. In August and September 2001, an additional 11,847 shares of common stock and 111,903 shares of preferred stock, for a total of 123,750 shares were released from escrow resulting in a charge of $0.1 million to non-cash research and development expense for the net book value of deferred stock compensation recorded for these shares. In September 2001, at the end of the escrow claim period, 53,497 shares were returned to the Company, comprised of common stock (5,120 shares) and preferred stock (48,377 shares) recorded at an aggregate amount of $0.2 million, which was recorded as a reduction to deferred stock compensation.

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

   The purchase price was allocated as follows (in thousands):

             Fair value of assets acquired................. $  347
             Goodwill and intangible assets (note 1g)......  3,234
             Workforce in place............................     80
             In-process research and development technology  1,373
             Liabilities acquired..........................   (276)
                                                            ------
                Total...................................... $4,758
                                                            ======

                              AXEDA SYSTEMS INC.

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

   The excess of the purchase price over the fair value of the net identifiable assets and in-process research and development technology acquired of $16.2 million has been recorded as goodwill and other intangible assets and was being amortized on a straight-line basis over four years. The purchase price was allocated as follows (in thousands):

            Fair value of assets acquired................. $ 5,018
            Goodwill and other intangible assets (note1g).  16,031
            Workforce in place............................     190
            In-process research and development technology   1,888
            Liabilities acquired..........................  (7,343)
                                                           -------
            Total......................................... $15,784
                                                           =======

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

                              AXEDA SYSTEMS INC.

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

   The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

           Sale price...................................... $55,602
           Accounts receivable acquired....................    (261)
           Accrued expenses assumed........................     137
           Net book value of deferred stock compensation...    (498)
           Net book value of furniture and equipment sold..  (2,036)
           Net book value of goodwill and intangible assets    (968)
           Other assets....................................     (18)
           Employee transition and inducement costs........  (2,956)
           Professional and legal fees.....................  (1,487)
                                                            -------
           Gain on sale of CE assets....................... $47,515
                                                            =======

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

   The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

           Sale Price...................................... $ 18,000
           Prepaid expenses................................     (954)
           Net book value of deferred stock compensation...     (121)
           Net book value of furniture and equipment sold..     (466)
           Net book value of goodwill and intangible assets  (10,586)
           License fee.....................................     (250)
           Employee transition and inducement costs........     (763)
           Professional and legal fees incurred............     (338)
                                                            --------
           Gain on sale of IA assets....................... $  4,522
                                                            ========

                              AXEDA SYSTEMS INC.

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

                                                                           2001      2000
                                                                         --------  --------
Revenues................................................................ $  7,142  $ 11,739
                                                                         ========  ========
Net loss................................................................ $(49,487) $(15,734)
                                                                         ========  ========
Basic and diluted net loss per weighted average common share outstanding $  (2.67) $  (2.49)
                                                                         ========  ========

6)  Acquired Intangible Assets

   Acquired intangible assets that are subject to amortization at December 31, 2001 and 2000, consist of the following (in thousands):

                                           Gross      Accumulated
                                      Carrying Amount Amortization
                                      --------------- ------------
                                       2001    2000   2001   2000
                                      ------  ------- ----  ------
              Developed Technology... $1,378  $    -- $ 55  $   --
              Core Technology........  7,055       --  116      --
              Patent Applications....    990       --   16      --
              Customer Base..........    322       --    5      --
              Intel Technology Rights     --    1,716   --      --
              Goodwill-Cinax.........     --    3,376   --     277
              Goodwill-Teknema.......     --   16,253   --   4,655
              Goodwill-Viona.........     --    3,610   --   2,493
                                      ------  ------- ----  ------
                 Total............... $9,745  $24,955 $192  $7,425
                                      ======  ======= ====  ======

   Aggregate amortization expense was approximately $2.4 million for the year ended December 31, 2001, and approximately $5.2 million for the year ended December 2000. Estimated aggregate expense for each of the next 5 years is as follows (in thousands):

                                                     Charged to:
                                                  ------------------
                                                  Cost of  Operating
                                           Total  Revenues  Expense
                                           ------ -------- ---------
           Fiscal year ending December 31,
              2002........................ $2,367  $2,104    $263
              2003........................  2,305   2,043     262
              2004........................  1,673   1,411     262
              2005........................  1,673   1,411     262
              2006........................  1,535   1,294     241

                              AXEDA SYSTEMS INC.

7)  Goodwill

   The changes in the gross carrying amount of goodwill for the years ended December 31, 2001 and 2000, are as follows (in thousands):

                                                     PC       CE        IA     Other*   Total
                                                   -------  -------  --------  ------- --------
Balance as of January 1, 2000..................... $    --  $ 3,610  $ 16,221  $    -- $ 19,831
Goodwill acquired during the year.................   3,376       --        32       --    3,408
                                                   -------  -------  --------  ------- --------
Balance as of December 31, 2000...................   3,376    3,610    16,253       --   23,239
Goodwill acquired during the year.................     729       --        --   20,819   21,548
Impairment losses.................................  (4,105)      --        --       --   (4,105)
Goodwill written off related to sales of assets of
  businesses......................................      --   (3,610)  (16,253)      --  (19,863)
                                                   -------  -------  --------  ------- --------
Balance as of December 31, 2001................... $    --  $    --  $     --  $20,819 $ 20,819
                                                   =======  =======  ========  ======= ========

   Goodwill acquired in 2001 is not expected to be deductible for income tax purposes.
--------
* Because the Company has not completed its assignment of the goodwill acquired in 2001 to reporting units, it is not practicable to disclose the amount of this goodwill by reportable segment (note 4a).

8)  Inventories

   Inventories consist of the following at December 31, 2001 and 2000 (in thousands):

                                            December 31,
                                           --------------
                                            2001   2000
                                           ------ -------
                       Raw materials...... $  936 $17,369
                       Products in process     --     762
                       Finished products..  1,134   2,752
                                           ------ -------
                       Inventories, net... $2,070 $20,883
                                           ====== =======

9)  Notes Payable

  Note Payable--Bank Leumi

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

                              AXEDA SYSTEMS INC.

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

10)  Accrued Expenses

   Accrued expenses consist of the following:

                                                      December 31,
                                                      -------------
                                                       2001   2000
                                                      ------ ------
             Legal and professional fees............. $2,708 $  290
             Payroll and related costs...............  2,951    397
             Severance...............................    899     --
             Unutilized leased facility..............    107     --
             Royalties to Israeli government agencies    620     --
             Legal settlements.......................    277     --
             Accrued Dolby royalties.................    122    664
             Warranty................................     50    361
             Other...................................  1,194    435
                                                      ------ ------
                                                      $8,928 $2,147
                                                      ====== ======

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

                              AXEDA SYSTEMS INC.

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

   In November 1999, the Company entered into an agreement to loan an officer of the Company approximately $288,800. The loan was to be repaid in twenty-four monthly installments of approximately $13,000, and bears an interest rate of 8%. The agreement also provided for a monthly bonus to the officer in an amount equal to the monthly loan repayment. In connection with the sale of the IA assets (note 5b) in March 2001, the unpaid loan balance of approximately $114,000 was forgiven.

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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

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

   A summary of stock option activity follows:

                                        2001                2000                1999
                                -------------------- ------------------- -------------------
                                            Weighted            Weighted            Weighted
                                            average             average             average
                                Number of   exercise Number of  exercise Number of  exercise
                                 Options     price    Options    price    Options    price
                                ----------  -------- ---------  -------- ---------  --------
Balance as of beginning of year  3,055,318   $5.69   3,479,316   $ 5.09  2,113,952   $ 1.80
Options granted................  1,600,300   $1.07     933,254   $ 6.35    986,563   $13.95
Options assumed................  1,428,710   $1.35          --   $   --    537,560   $ 0.53
Options (forfeited)............ (1,135,604)  $9.53    (468,980)  $11.05    (75,697)  $ 2.64
Options (exercised)............ (1,167,132)  $1.35    (888,272)  $ 1.17    (83,062)  $ 1.55
                                ----------           ---------           ---------
                                 3,781,592   $2.43   3,055,318   $ 5.69  3,479,316   $ 5.09
                                ==========           =========           =========

   At December 31, 2001, 1,226,317 options with a weighted-average exercise price of $3.45 were fully vested and exercisable.

                              AXEDA SYSTEMS INC.

   The weighted-average exercise prices and weighted average grant-date fair value of options granted during 2001 is as follows:

                                                    2001
                                      ---------------------------------
                                      Weighted average Weighted average
                                       exercise price     fair value
                                      ---------------- ----------------
        Exercise price equals fair
          market value...............      $1.96            $1.85
        Exercise price exceeds fair
          market value...............        N/A              N/A
        Exercise price is less than
          fair market value..........      $0.01            $1.96
                                           $1.07            $1.90

   The following summarizes information about the Company's stock options outstanding at December 31, 2001:

                                 Options outstanding            Options exercisable
                         ------------------------------------ -----------------------
                                          Weighted
                             Number       average    Weighted     Number     Weighted
                         outstanding at  remaining   average  outstanding at average
                          December 31,  contractual  exercise  December 31,  exercise
Range of exercise prices      2001      life (years)  price        2001       price
------------------------ -------------- ------------ -------- -------------- --------
     $0.01--3.88........   3,249,530        8.6       $ 1.27      896,548     $ 1.33
     $3.89--7.75........     205,350        6.5         6.07      137,851       6.04
     $7.76--11.63.......     271,812        3.0         9.97      163,019      10.06
     $11.64--15.50......      22,700        5.3        14.88       12,761      14.88
     $15.51--19.38......      21,850        3.7        15.94       10,675      15.94
     $19.39--38.75......      10,350        8.0        38.75        5,463      38.75
                           ---------        ---       ------    ---------     ------
        Totals..........   3,781,592        8.1       $ 2.43    1,226,317     $ 3.45
                           =========        ===       ======    =========     ======

   The Company applies APB 25 and related interpretations in accounting for its stock option plan. For pro forma purposes, had compensation cost been recognized pursuant to SFAS No. 123, the Company's net income would have been decreased and the net (loss) would have been increased as follows (in thousands, except per share data):

                                                        2001      2000      1999
                                                       -------  --------  --------
Net income (loss) attributable to common stockholders:
   As reported........................................ $ 1,427  $(40,467) $ (8,730)
   Pro forma.......................................... $(1,043) $(45,005) $(10,758)
Net income (loss) per common share--basic:
   As reported........................................ $  0.08  $  (2.44) $  (1.02)
   Pro forma.......................................... $ (0.06) $  (2.71) $  (1.26)
Net income (loss) per common share--diluted:
   As reported........................................ $  0.07  $  (2.44) $  (1.02)
   Pro forma.......................................... $ (0.06) $  (2.71) $  (1.26)

   The per-share weighted-average fair value of stock options issued by the Company during 2001, 2000 and 1999 was $1.90, $6.56 and $10.63, respectively.

                              AXEDA SYSTEMS INC.

   The following range of assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-price model:


                                                 2001    2000    1999
                                                ------- ------- -------
        Dividend yield.........................      0%      0%      0%
        Expected volatility....................    192%    167%    119%
        Average expected option life........... 4 years 4 years 4 years
        Risk-free interest rate................   2.28%   5.71%   5.51%


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

   A summary of the shares purchased is as follows:

                                           Number of
          Purchase Date                 Shares Purchased Purchase Cost
          -------------                 ---------------- -------------
                                                (in thousands)
          January 31, 2000.............      27,513          $281
          July 31, 2000................      48,378           190
          January 31, 2001.............      27,330            71
          July 31, 2001................      11,405            15
             Total.....................     114,626          $557
                                            =======

  c) Warrants

   The warrants issued by the Company generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing in the case of the warrants for preferred stock.

                              AXEDA SYSTEMS INC.

   A summary of warrant activity follows:


                                            Preferred             Common
                                        ------------------ --------------------
                                                  Weighted             Weighted
                                                  Average              Average
                                        Number of exercise Number of   exercise
                                        Warrants   price   Warrants     price
                                        --------- -------- ----------  --------
Balance as of December 31, 1998........  920,006   $0.60    1,608,171   $ 0.35
                                        ========   =====   ==========   ======
   Warrants granted....................       --      --       51,079     0.06
   Warrants canceled...................       --      --           --       --
   Warrants exercised.................. (920,006)  $0.60     (926,936)    0.10
                                        --------   -----   ----------   ------
Balance as of December 31, 1999........       --      --      732,314   $ 0.65
                                        ========   =====   ==========   ======
   Warrants granted....................                     1,509,166     6.98
   Warrants canceled...................                            --       --
   Warrants exercised..................                      (405,847)    0.18
                                                           ----------   ------
Balance as of December 31, 2000........                     1,835,633   $ 5.96
                                                           ==========   ======
   Warrants granted....................                        48,077    12.84
   Warrants assumed (note 4)...........                        74,661     5.52
   Warrants canceled...................                    (1,500,000)    7.00
   Warrants exercised..................                            --       --
                                                           ----------   ------
Balance as of December 31, 2001........                       458,371   $ 3.19
                                                           ==========   ======



   In December 2001 and in connection with the acquisition of eMation (note 4), the Company issued or assumed 115,238 fully-vested stock warrants at exercise prices ranging from $2.14 to $21.51.


   In June 2000, the Company entered into a one-year distribution rights agreement (the Agreement) with American Trading S.A. (ATSA) for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two- year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, the Company recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 15c). On March 28, 2001, the warrant had an estimated fair value of approximately $435,000, which was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.21%, volatility factor of 96%, no dividend factor and a remaining life of 1.25 years.

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

                              AXEDA SYSTEMS INC.

   thousands) relating to non-cancelable operating leases as of December 31, 2001. The schedule includes the effects of the assumption by STMicroelectronics, effective March 1, 2001, of the Company's corporate headquarters lease (note 5a), which expires in May 2007. As a result, our future minimum required lease payments were reduced by approximately $6.8 million.

                                                    Operating Leases
                                                    ----------------
           Year ending December 31,
              2002.................................      $1,726
              2003.................................       1,312
              2004.................................         831
              2005.................................         206
              2006.................................         197
              Thereafter...........................         426
                                                         ------
                  Total minimum lease payments.....      $4,698
                                                         ======

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

                              AXEDA SYSTEMS INC.

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

      eMation received and accrued no grants in 2001.

      As of December 31, 2001, the Company had accrued royalties of approximately $0.1 million.

   Royalties to the Fund for the Encouragement of Marketing Activities:


      The Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded eMation grants for participation in foreign marketing expenses. The Company is required to pay royalties at the rate of 4% of the increase in export sales, up to an amount equal to 100% of the grants received linked to the U.S. dollar. Grants received after January 1, 1998 bear interest at an annual rate equal to 6-month LIBOR (1.983% at December 31, 2001).


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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

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

                              AXEDA SYSTEMS INC.

  d) Employment Agreements

   The Company has entered into employment agreements with certain officers and employees of the Company. The agreements are generally for two to three-year periods, generally provide for annual bonuses, guaranteed bonuses and incentive and nonqualified stock options, as determined by the board of directors, and covenants not-to-compete during the employment term and for one year thereafter. The employment agreements also generally provide for severance benefits of six months to one year's salary and health insurance coverage in the event the individual is terminated under the terms of the agreements.

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

                              AXEDA SYSTEMS INC.

  Geographic Areas

   Long-lived assets, at cost, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the U.S., for the following years noted (in thousands):

                                         December 31,
                      Country        --------------------
                                      2001   2000   1999
                                     ------ ------ ------
                      United States. $2,994 $4,844 $1,970
                      Canada........     --     79     --
                      France........    113     --     --
                      Germany.......     --    643    547
                      Israel........    240     --     --
                      Japan.........     64     --     --
                      Netherlands...     79     --     --
                      United Kingdom      5     --     --
                                     ------ ------ ------
                         Total...... $3,495 $5,566 $2,517
                                     ====== ====== ======

17)  Income Taxes

   The provision for income taxes is as follows (in thousands):

                                  Years ended December 31,
                                  ------------------------
                                    2001       2000  1999
                                   ------     ----   ----
                        Federal.. $  668      $--    $--
                        State....     55       --     --
                        Foreign..    400       40     52
                                   ------     ---    ---
                           Total. $1,123      $40    $52
                                   ======     ===    ===

   No provision for deferred income taxes is required to be recorded for the years ended December 31, 2001, 2000 or 1999.

   The table below reconciles the U.S. federal statutory income tax rate to the recorded provision for income taxes (in thousands):

                                                                      December 31,
                                                               --------------------------
                                                                2001      2000     1999
                                                               -------  --------  -------
Federal income tax expense (benefit) at U.S. federal statutory
  rate........................................................ $   864  $(13,745) $(2,726)
State income tax benefit, net of federal income tax expense
  (benefit)...................................................    (656)   (1,966)    (524)
In-process research and development expenses and goodwill.....   6,560     2,221    1,005
Foreign income taxes..........................................     400        40       52
Warrant and option expense....................................   1,162    (1,271)      --
Non-deductible acquisition costs..............................     630        --       --
Change in valuation allowance.................................  (3,045)   13,047    2,180
Acquired deferred tax assets..................................  (4,526)       --       --
Other.........................................................    (266)    1,714       65
                                                               -------  --------  -------
                                                               $ 1,123  $     40  $    52
                                                               =======  ========  =======

                              AXEDA SYSTEMS INC.

   The components of the net deferred tax assets (liabilities) as of December 31, 2001 and 2000, consist of the following (in thousands):

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
     Deferred tax assets:..............................
        Net operating losses........................... $ 22,283  $ 20,452
        Reserves and accruals not currently deductible.      214     2,296
        Depreciation/Amortization......................     (189)    3,152
        Deferred compensation and other................    2,390     1,843
                                                        --------  --------
                                                          24,698    27,743
     Valuation allowance...............................  (24,698)  (27,743)
                                                        --------  --------
     Net deferred tax assets........................... $     --  $     --
                                                        ========  ========

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

                              AXEDA SYSTEMS INC.

18)  Related-Party Transactions

  Severance


   The Company paid severance to former officers of the Company totaling approximately $572,000, $158,000 and none for the years ended December 31, 2001, 000 and 1999, respectively. In addition, as of December 31, 2001 the Company accrued additional severance of approximately $899,000 for former employees, whose employment was terminated in December 2001. Approximately $630,000 of severance was paid in January 2002 and the remaining severance will be paid by October 2002. See note 11 for loans receivable--officers.


19)  Defined Contribution Plan

   The Company has a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, the Company can make discretionary contributions. To date, the Company has not made any contributions to the plan. In addition, in December 2001, the Company assumed the defined contribution plan of eMation, Ltd. (the eMation plan) (note 4a). Both plans are Internal Revenue Code section 401(k) plans. The eMation plan provides for employer matching contributions for all employees equal to 50% of salary reductions of up to 6% of a participant's compensation. During 2001 and prior to the acquisition, eMation paid its matching contribution to the plan.

20)  Segment and Major Customer Information

   The Company operates in a single industry segment, which is the development and licensing of its technology.

   The Company had the following customers that combined represented in excess of 37%, 49%, and 65% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

                                       December 31
                                  ---------------------
                         Customer  2001   2000   1999
                         -------- ------ ------ -------
                            1.... $1,250 $4,019 $15,689
                            2.... $  990 $3,900 $ 2,461
                            3.... $  585 $2,292 $ 1,213

   The Company sells and licenses its technology to customers primarily in North America, Asia-Pacific and Europe. The net income (loss) for all periods presented is derived primarily from the Company's North American operations, which generate revenues from the following geographic regions (in thousands):

                                             Year Ended December 30,
                                             -----------------------
            Country/ Geographic Region        2001    2000    1999
            --------------------------       ------  ------- -------
            North America:
               United States................ $4,461  $ 9,235 $18,279
               Canada.......................  1,208    2,972   4,437
                                             ------  ------- -------
                   Total--North America.....  5,669   12,207  22,716
                                             ------  ------- -------

                              AXEDA SYSTEMS INC.

                                             Year Ended December 30,
                                             -----------------------
            Country/ Geographic Region        2001    2000    1999
            --------------------------       ------  ------- -------
            Europe:
               Italy........................      4    2,312     131
               Germany......................    525      878   1,977
               France.......................    419       75   1,137
               Turkey.......................      6       62     105
               Spain........................      1       20      --
               Other........................    412       51   1,471
                                             ------  ------- -------
                   Total--Europe............  1,367    3,398   4,821
                                             ------  ------- -------
            Asia-Pacific:
               Taiwan.......................     --    4,020   1,230
               Japan........................    390      841     631
               China........................     76       --      --
               Other........................     30       --      --
                                             ------  ------- -------
                   Total--Asia-Pacific......    496    4,861   1,861
                                             ------  ------- -------
            South America--Other............     15      383      --
            Israel..........................     42       --      --
            Australia and New Zealand--Other     --        5      20
                                             ------  ------- -------
            Total........................... $7,589  $20,854 $29,418
                                             ======  ======= =======

21)  Segment Reporting

   Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the year ended December 31, 2001 the Company had four reportable segments: device relationship management ("DRM"), personal computer ("PC"), consumer electronics ("CE") and Internet appliance ("IA") (note 5). Included in other is the aggregate of additional product offerings for industrial automation ("Industrial") customers obtained in the acquisition of eMation in December 2001, that are reported on an aggregated basis to the chief operating decision maker.

   DRM(TM): Created as a result of the acquisition of eMation in December 2001 (note 4), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM/TM/ System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

   PC: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in PC systems. The segment also provides supporting

                              AXEDA SYSTEMS INC.

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

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                    2001    2000    1999
                                                                   ------  ------- -------
                                                                       (In thousands)
Revenues:
   PC............................................................. $4,534  $11,739 $24,460
   CE.............................................................    421    1,614     986
   IA.............................................................  1,020    7,501   3,972
   DRM............................................................    554       --      --
   Other..........................................................  1,060       --      --
                                                                   ------  ------- -------
       Total...................................................... $7,589  $20,854 $29,418
                                                                   ======  ======= =======
Gross profit:
   PC excluding inventory charges of $0 and $1.1 million for 2001 and 2000, respectively....................................... $2,925  $ 7,359 $10,270
   CE.............................................................    327    1,211     637
   IA, excluding net inventory charges of $18.5 million and $0.6
     million for 2001 and 2000, respectively......................     15    1,988   2,646
   DRM............................................................    360       --      --
   Other..........................................................    817       --      --
                                                                   ------  ------- -------
       Total...................................................... $4,444  $10,558 $13,553
                                                                   ======  ======= =======

                              AXEDA SYSTEMS INC.

22)  Selected Quarterly Financial Data (unaudited)


                                                         Per Share of
                                                         Common Stock
                                                        Income (Loss)    Stock Prices
                                                      ----------------   -------------
                                           Net Income Assuming
                      Revenue Gross Profit   (Loss)   Dilution  Basic     High   Low
                      ------- ------------ ---------- --------  ------   ------ ------
                          (in thousands except per share amounts and stock prices)
2001
  First Quarter (A).. $ 2,816   $  2,162    $ 39,735   $ 2.14   $ 2.28   $ 4.75 $ 1.75
  Second Quarter (B).     794    (13,162)    (15,950)   (0.89)   (0.89)    2.55   1.31
  Third Quarter......     841        331      (4,122)   (0.22)   (0.22)    2.08   1.06
  Fourth Quarter (C).   3,138     (3,389)    (18,236)   (0.87)   (0.87)    3.75   1.50
                      -------   --------    --------   ------   ------
   Total (G) (I)..... $ 7,589   $(14,058)   $  1,427   $ 0.07*  $ 0.08*
                      =======   ========    ========   ======   ======
2000
  First Quarter...... $ 5,710   $  2,067    $ (5,537)  $(0.34)  $(0.34)  $47.50 $11.63
  Second Quarter (D).   4,846      2,505      (7,523)   (0.46)   (0.46)   15.50   5.13
  Third Quarter (E)..   4,228      2,965     (10,328)   (0.61)   (0.61)    9.13   2.75
  Fourth Quarter (F).   6,070      1,313     (17,079)   (0.99)   (0.99)    3.75   1.47
                      -------   --------    --------   ------   ------
   Total (H) (I)..... $20,854   $  8,850    $(40,467)  $(2.44)* $(2.44)*
                      =======   ========    ========   ======   ======

--------
* EPS in each quarter is computed using the weighted-average number of shares outstanding that quarter while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS does not equal the full-year EPS.

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

                              AXEDA SYSTEMS INC.

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


      Name                  Age Position with Axeda
      ----                  --- -------------------
      Robert M. Russell Jr. 50  Chairman of the Board and Chief
                                Executive Officer
      Dale E. Calder....... 40  President and Director
      Walter L. Threadgill. 55  Director
      Paul A. Vais......... 42  Director
      Evangelos Simoudis... 41  Director
      Bruce J. Ryan........ 58  Director
      Thomas J. Fogarty.... 39  Executive Vice President, Chief Financial
                                Officer and Treasurer
      Ned E. Barlas........ 38  Senior Vice President, Chief Legal
                                Officer and Secretary


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

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a) Documents filed as a part of this Report

      (1) Consolidated Financial Statements


   The Consolidated Financial Statements of Axeda Systems, Inc. and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K begin at page 56.


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

                      Axeda Systems Inc. and Subsidiaries
                 Schedule of Valuation and Qualifying Accounts
                                (in thousands)

                          Balance at  Charge to Charged to
                         beginning of cost and    other               Balance at
                             year      expense   accounts  Deductions end of year
-                        ------------ --------- ---------- ---------- -----------
Accounts receivable
For the year ended
 December 31, 1999......    $  265     $   165    $   --    $  (111)    $   319
For the year ended
 December 31, 2000......    $  319     $ 4,966    $   --    $(2,880)    $ 2,405
For the year ended
 December 31, 2001......    $2,405     $   929    $   --    $(3,155)    $   179

Inventories
For the year ended
 December 31, 1999......    $  174     $   410    $   --    $   (28)    $   556
For the year ended
 December 31, 2000......    $  556     $ 1,708    $1,600    $   (64)    $ 3,800
For the year ended
 December 31, 2001......    $3,800     $18,783    $   --    $(1,264)    $21,319

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


                                         AXEDA SYSTEMS INC.
                                         March 28, 2002

                                         By:     /s/  ROBERT M. RUSSELL JR.
                                                -----------------------------
                                                     Robert M. Russell Jr.
                                                    Chief Executive Officer
                                                  and Chairman of the Board

                              AXEDA SYSTEMS INC.


   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below in so signing also makes, constitutes and appoints jointly and severally Robert M. Russell Jr. and Ned E. Barlas, and each one of them, his true and lawful attorney-in-fact and agents, each with full power of substitution for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission additional reports or filings for the same period covered by this Annual Report on form 10-K for the fiscal year ended December 31, 2001 and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming that each of said attorneys-in-fact or agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


Signature                     Title                                  Date
---------                     -----                                  ----

 /s/  ROBERT M. RUSSELL JR.   Chief Executive Officer and            March 28, 2002
----------------------------- Chairman of the Board
    Robert M. Russell Jr.     (Principal Executive Officer)

     /s/  DALE E. CALDER      Director and President                 March 28, 2002
-----------------------------
       Dale E. Calder

   /s/  THOMAS J. FOGARTY     Chief Financial Officer,               March 28, 2002
----------------------------- Executive Vice President and Treasurer
      Thomas J. Fogarty       (Principal Financial and Accounting
                              Officer)

      /s/  PAUL A. VAIS       Director                               March 28, 2002
-----------------------------
        Paul A. Vais

  /s/  WALTER L. THREADGILL   Director                               March 28, 2002
-----------------------------
    Walter L. Threadgill

   /s/  EVANGELOS SIMOUDIS    Director                               March 28, 2002
-----------------------------
     Evangelos Simoudis

     /s/  BRUCE J. RYAN       Director                               March 28, 2002
-----------------------------
        Bruce J. Ryan

                              AXEDA SYSTEMS INC.


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

  2.3   Agreement and Plan of Merger, by and between Divicore Inc., a Pennsylvania corporation, and
          RAVISENT.(1)

  2.4   Agreement and Plan of Reorganization, dated as of October 8, 1999, by and among RAVISENT,
          Merger Sub, Teknema, Inc. and certain security holders of Teknema, Inc. identified therein.(3)

  2.5   Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics, Inc.,
          STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and
          RAVISENT Operating Company, Inc.(7)

  2.6   Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and
          RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company,
          Inc.(8)

  2.7   Acquisition Agreement by and among RAVISENT Technologies Inc., Ravisent Nova Scotia ULC,
          Ravisent British Columbia Inc., Cinax Designs Inc. and certain shareholders of Cinax Designs
          Inc., dated as of July 13, 2000.(6)

  2.8   Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among
          RAVISENT Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of eMation, Ltd.(12)

  3.1   Amended and Restated Certificate of Incorporation.(1)

  3.2   Amended and Restated Bylaws.(1)

  3.3   Certificate of Incorporation.(1)

  3.4*  Amended and Restated Bylaws of Ravisent Technologies Inc., as approved by the Board of Directors on December 7, 2001

  4.1   Form of RAVISENT's Specimen Common Stock Certificate.(1)

  4.2   Registration Rights Agreement dated April 30, 1998, by and among RAVISENT and parties listed on
          Schedule A therein.(1)

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

  4.6   Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated June 11, 1996, by and between RAVISENT and Meridian Bank.(1)

Exhibit
Number                                            Exhibit Title
------                                            -------------

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

 4.16   Revolving Demand Note, dated July 21, 1999 from Divico, Inc. in favor of Liuco, Inc.(4)

10.1    RAVISENT's 1999 Stock Incentive Plan.(1)

10.2    RAVISENT's 1999 Employee Stock Purchase Plan.(1)

10.3    Form of Directors' and Officers' Indemnification Agreement.(1)

10.4    Letter Agreement, dated October 28, 1997, by and between RAVISENT and Dell Products, L.P.(1)

10.5@   License Agreement, dated June 30, 1998, by and between RAVISENT and STMicroelectronics,
          Inc.(1)

10.6    Source and Object Code License Agreement, dated September 1, 1998, by and between RAVISENT and Microsoft Corporation.(1)

10.7    Development and License Agreement, dated March 2, 1998, by and between RAVISENT and ATI
          Technologies, Inc.(1)

10.8@   Sti5505 Development Contract, dated February 1, 1999, by and between RAVISENT and
          STMicroelectronics, S.A.(1)

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

10.14+  Letter Agreement, dated August 20, 1997, by and between RAVISENT and Francis E.J. Wilde III.(1)

10.15+  Employment Agreement, dated November 12, 1997, by and between RAVISENT and Michael
          Harris.(1)

Exhibit
Number                                          Exhibit Title
------                                          -------------

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

10.23   Intangible Property License Agreement, dated July 21, 1999 by and between DVA, Inc. and
          Divico, Inc.(4)

10.24   Tax Sharing Agreement, dated July 21, 1999, by and between RAVISENT and its subsidiaries,
          Liuco, Inc., and Divico, Inc.(4)

10.25+  Employment Agreement, dated June 2, 1999, by and between RAVISENT and Ned Barlas.(1)

10.26+  Employment Agreement, dated March 1, 1999, by and between RAVISENT and Sharon K. Taylor.(2)

10.27+  Employment Agreement, dated March 1, 1999, by and between RAVISENT and E. Joseph
          Vitetta, Jr.(2)

10.28+  Employment Agreement, dated March 1, 1999, by and between RAVISENT and William H.
          Wagner.(2)

10.29   Assignment of Intellectual Property Rights, dated July 21, 1999, from RAVISENT to DVA, Inc.(4)

10.30   Bill of Sale, Assignment and Assumption Agreement, dated July 21, 1999, between RAVISENT and
          Divico, Inc.(4)

10.31@  Distribution Rights Agreement, dated June 30, 2000, by and between American Trading S.A. and
          RAVISENT.(5)

10.32+  Employment Agreement, dated April 17, 2000 by and between RAVISENT and Thomas J.
          Fogarty.(9)

10.33+  Employment Agreement, dated May 10, 2001 by and between RAVISENT and Ned E. Barlas.(10)

10.34+  Employment Agreement, dated March 1, 2001 by and between RAVISENT and Francis X.
          Brown.(10)

10.35+  Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and
          Robert M. Russell, Jr.(11)

10.36   Not used.

10.37+* Employment Agreement, dated June 28, 2001 by and between RAVISENT and Dale Calder.

10.38+* Employment Agreement, dated July 13, 2001 by and between RAVISENT and Thomas J. Fogarty.

10.39+* Employment Agreement, dated May 10, 2001 by and between RAVISENT and Ned E. Barlas.

10.40+* Employment Agreement, dated July 30, 2001 by and between RAVISENT and Francis X.
          Brown III.

10.41+* Employment Agreement, dated June 27, 2001 by and between RAVISENT and Paul Henderson.

Exhibit
Number                                Exhibit Title
------                                -------------

 10.42  eMation Ltd. 2001 Share Incentive Plan.(13)

 10.43  eMation Ltd. 2001 Share Incentive Plan Form of Stock Option Agreement.(14)

 10.44  Form of Assumption Agreement.(15)

 21.1*  Subsidiaries of AXEDA.

 23.1*  Consent of KPMG LLP, Independent Auditors.

 24.1*  Power of Attorney. (reference is made to page 116)

--------
 (1) Incorporated by reference to identically numbered exhibit to RAVISENT's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File NO. 333-77269).
 (2) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999.
 (3) Incorporated by reference to identically numbered exhibit to RAVISENT's current report on Form 8-K dated November 8, 1999, as filed with the Securities and Exchange Commission on November 22, 1999 (File No. 00-26287).
 (4) Incorporated by reference to identically numbered exhibit to RAVISENT's annual report on Form 10-K for the period ended December 31, 1999.
 (5) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000
 (6) Incorporated by reference to exhibit 99 to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 2000.
 (7) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001.
 (8) Incorporated by reference to exhibit 2.1 to RAVISENT's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.
 (9) Incorporated by reference to identically numbered exhibit to RAVISENT's annual report on Form 10-K for the period ended December 31, 2000.
(10) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.
(11) Incorporated by reference to identically numbered exhibit to RAVISENT's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
(12) Incorporated by reference to RAVISENT's Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on November 19, 2001.
(13) Incorporated by reference to exhibit 99.2 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.
(14) Incorporated by reference to exhibit 99.3 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.
(15) Incorporated by reference to exhibit 99.4 to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.
  @ Confidential treatment granted for portions of this agreement.
  + Compensation plans and arrangements for executives and others.
  * Filed herewith.