Form 10-Q
period 2002-03-31
AXEDA SYSTEMS INC
filed 2002-05-14
CIK 1052593

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the Quarter Ended March 31, 2002

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

                                  -----------------------------

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

                                          Yes X No
                                     -------------------

On May 13, 2002, 26,850,086 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

--------------------------------------------------------------------------------

                               AXEDA SYSTEMS INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                               Page
Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001               2

                 Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001      3
                 (unaudited).

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001      4
                 (unaudited).

                 Notes to Consolidated Financial Statements                                                    5

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations        25

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                   43

Part II          Other Information

Item 1           Legal Proceedings                                                                            61

Item 2           Changes in Securities                                                                        62

Item 3           Defaults Upon Senior Securities                                                              62

Item 4           Submission of Matters to a Vote of Security Holders                                          62

Item 5           Other Information                                                                            62

Item 6           Exhibits and Reports on Form 8-K                                                             64

--------------------------------------------------------------------------------

                              AXEDA SYSTEMS INC.
                         CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

PART I
ITEM 1: FINANCIAL STATEMENTS
                                                                                    March 31,         December 31,
                                                                                      2002                2001
                                                                                 -----------------  ----------------
                                                                                   (unaudited)
ASSETS
Current assets:

    Cash and cash equivalents, including restricted cash of  $1,399 in 2002
    and $2,549 in 2001........................................................         $    36,450      $   47,349
    Accounts receivable, net of provision for doubtful accounts of $224 in
    2002 and $179 in 2001.....................................................               4,708           4,623
    Inventories, net..........................................................                 284           2,070
    Prepaid expenses..........................................................               1,025             934
    Loans receivable - officers, net .........................................                   -              34
    Other current assets......................................................                  99             685
                                                                                   ---------------   -------------
        Total current assets..................................................              42,566          55,695

    Furniture and equipment, net..............................................               2,537           2,567
    Goodwill..................................................................              20,787          20,819
    Identified intangible assets, net of accumulated amortization of $787 in
    2002 and $192 in 2001.....................................................               8,958           9,553
    Other assets .............................................................                 522             472
                                                                                   ---------------   -------------
        Total assets..........................................................         $    75,370       $  89,106
                                                                                   ===============   =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of notes payable..........................................         $       387       $   2,149
    Accounts payable..........................................................               4,778           5,047
    Accrued expenses .........................................................               6,308           8,928
    Income taxes payable......................................................                 407           1,075
    Deferred revenue..........................................................                 758             926
                                                                                   ---------------   -------------
        Total current liabilities.............................................              12,638          18,125

 Non-current liabilities:
    Notes payable, less current portion.......................................                 198             187
    Other non-current liabilities.............................................               1,406           1,428
                                                                                   ---------------   -------------
      Total liabilities......................................................               14,242          19,740

 Commitments and contingencies (note 12)                                                         -               -

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2002 and
    2001, none issued or outstanding..........................................                   -               -
    Common stock, $.001 par value 50,000,000 authorized; 27,406,600 shares
    issued in 2002 and 27,274,962 in 2001.....................................                  27              27
    Additional paid-in capital................................................             143,764         143,454
    Deferred stock compensation...............................................             (1,194)         (1,842)
    Accumulated deficit.......................................................            (80,064)        (70,953)
    Accumulated other comprehensive income (loss).............................                (64)              21
    Treasury stock at cost, 583,800 shares in 2002 and 2001...................             (1,341)         (1,341)
                                                                                   ---------------   -------------

        Total stockholders' equity............................................              61,128          69,366
                                                                                   ---------------   -------------
        Total liabilities and stockholders' equity............................            $ 75,370        $ 89,106
                                                                                   ===============   =============

         See accompanying notes to consolidated financial statements.

                              AXEDA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                                   Three Months Ended March 31,
                                                                                     2002                2001
                                                                              ------------------- -------------------
                                                                                 (unaudited)         (unaudited)
Revenues:
    License..................................................                               $3,040          $2,363
    Services and maintenance...................................................                543             407
       Hardware.......................................................                       1,057              46
                                                                                   ---------------   -------------

Total revenues........................................................                       4,640           2,816
                                                                                   ---------------   -------------

Cost of revenues:
    License..................................................                                1,035             523
    Services and maintenance..........................................                         717              94
    Hardware..........................................................                       1,009              37
     Software amortization.....................................................                529               -
                                                                                   ---------------   -------------

Total cost of revenues................................................                       3,290             654
                                                                                   ---------------   -------------

Gross profit..........................................................                       1,350           2,162

Research and development
    Non-cash compensation.............................................                          64           1,738
    Other research and development expense................................                   2,232           2,407
Sales and marketing
    Non-cash compensation...........................                                            19              69
    Other selling and marketing expense.................................                     4,802           3,492
General and administrative
    Non-cash compensation.............................................                         860              64
    Other general and administrative expense..........................                       3,018           2,289
    Provision for doubtful accounts..............................                               45             126
Depreciation and amortization.........................................                         310           1,666
                                                                                   ---------------   -------------
        Operating loss.....................................                               (10,000)         (9,689)

Gain on sales of assets..................................                                        -          52,037
Interest (income) expense, net and other (income) expense, net.................              (220)           (366)
                                                                                   ---------------   -------------

Income (loss) before provision for income taxes (benefit).................                 (9,780)          42,714

     Provision for income taxes (benefit).............................                       (668)           2,979
                                                                                   ---------------   -------------

Net income (loss)..............................................                          $ (9,112)        $ 39,735
                                                                                   ===============   =============
Basic net income (loss) per weighted average common share outstanding....                 $ (0.34)          $ 2.28
                                                                                   ===============   =============
Diluted net income (loss) per weighted average common share outstanding....               $ (0.34)          $ 2.14
                                                                                   ===============   =============
Weighted average number of common shares outstanding used in calculation of
basic net income (loss) per common share...............                                 26,789,174      17,415,045
                                                                                   ===============   =============
Weighted average number of common shares outstanding used in calculation of
diluted net income (loss) per common share...............                               26,789,174      18,582,846
                                                                                   ===============   =============

         See accompanying notes to consolidated financial statements.

                              AXEDA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Three Months Ended March 31,
                                                                                 -----------------------------------
                                                                                        2002               2001
                                                                                 ------------------- ---------------
                                                                                    (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income (loss)..............................................                         $(9,112)        $ 39,735
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                              839           1,666
    Gain on sales of assets..........................                                            -        (52,037)
    Non-cash compensation and other expenses...........................................        943           1,438
    Deferred income taxes                                                                        -             564
    Provision for doubtful accounts.............................                                45               -

  Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
    Accounts receivable............................................                          (130)           1,442
    Inventories........................................................                      1,786         (1,995)
    Loan receivable--officer.......................................                             34              36
    Prepaid expenses and other current assets..........................                        495           (522)
    Goodwill, other assets and intangible assets............................                  (18)         (1,522)
    Accounts payable                                                                         (269)         (1,536)
    Accrued expenses and other non-current liabilities.......                              (2,629)           1,478
    Income taxes payable...........................................                          (668)           2,931
    Deferred revenue                                                                         (168)             298
                                                                                   ---------------   -------------
Net cash used in operating activities                                                      (8,852)         (8,024)
                                                                                   ---------------   -------------

Cash flows from investing activities:
  Capital expenditures                                                                       (223)           (166)
  Net proceeds from sales of assets......................                                        -          68,112
                                                                                   ---------------   -------------
Net cash provided by (used in) investing activities    .............                         (223)          67,946
                                                                                   ---------------   -------------

Cash flows from financing activities:
  Net proceeds from exercise of stock options and warrants                                       3               3
  Repayments of long-term debt................................                             (1,751)               -
                                                                                   ---------------   -------------
Net cash provided by (used in) financing activities                                        (1,748)               3
                                                                                   ---------------   -------------

Effect of exchange rate changes on cash and cash equivalents                                  (76)              19
                                                                                   ---------------   -------------

Net increase (decrease) in cash and cash equivalents                                      (10,899)          59,944
Cash and cash equivalents:
  Beginning of period                                                                       47,349           9,615
                                                                                   ---------------   -------------
  End of period                                                                            $36,450         $69,559
                                                                                   ===============   =============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest.........................................................                        $  40            $  1
    Income taxes..........                                                                       -               -

         See accompanying notes to consolidated financial statements.

                         AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to March 31, 2002 and 2001 is unaudited)

1)   Summary of Significant Accounting Policies

     a)  Description of Business (note 6 and note 7)

         Axeda Systems Inc. ("the Company" or "Axeda"), which changed its name from RAVISENT Technologies Inc. in January 2002, develops, markets and sells software products and technologies used by multiple industries and customers worldwide for Device Relationship Management ("DRM") Systems, data visualization, data acquisition and control and communication through the Internet. The Company distributes its DRM products through direct sales to original equipment manufacturers ("OEM's") and enterprise customers, as well as through distributors and value-added resellers. The Company maintains regional sales and support offices for DRM in the United States, Japan, France, Israel and the Netherlands.

         The Company also designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in personal computer ("PC") systems. In March 2001, the Company sold the assets of its consumer electronics ("CE") and Internet appliance ("IA") businesses (note 7). The Company's PC solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on existing personal computers. The Company's customers for its digital video products consist principally of PC manufacturers.

         During the quarter ended March 31, 2002, the Company's revenues were substantially generated from selling DRM solutions, digital video solutions to PC OEMs and inventories. During 2001 the Company's revenues were substantially generated from selling digital video solutions and IA devices to PC, CE, and IA OEM's. In December 2001 the Company purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, for the purpose of acquiring a company with greater opportunity than its existing product line. As a result of the acquisition, the Company is a provider of DRM solutions. See note 6-Acquisition for the description and accounting for the acquisition of eMation.

         The Company has sustained significant operating losses and negative cash flows from operations since its inception. For the quarters ended March 31, 2002 and 2001, the Company's net losses excluding gains on sales of assets, were $9.1 million and $12.3 million, respectively. The Company plans on investing heavily in product development and sales and marketing. There can be no assurances that the Company will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain the Company's operations through 2003.

     b)  Basis of Presentation

         The interim consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring items, as well as the accounting changes to adopt SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," necessary to present fairly the financial position of the Company at March 31, 2002 and 2001 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 2001. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

     c)  Principles of Consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     d)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     e)  Revenue Recognition

         In 2001, the Company's primary revenue categories consisted of: software licenses for PC and CE products, including DVD; IA products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards (note 7). Since December 2001, the Company licenses its DRM system products to customers in the industrial, building automation, technology, medical instrumentation and office and semiconductor equipment industries (note 6).

         The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). License revenues are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable. Royalties representing software license fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from the Company and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to give notification to the Company within 15

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         to 30 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, the revenue recorded by the Company will occur in the quarter following the sale of the licensee's products to its customers.

         For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, the Company allocates revenue to the delivered elements of the arrangement using the residual value method. Therefore, the Company defers revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers.

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

         Hardware revenues are recognized upon shipment of products to customers. The Company's sales to original equipment manufacturers do not provide a right of return unless in the event of manufacturing defect, which is the responsibility of the Company's third party contract manufacturers. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101") issued by the U.S. Securities and Exchange Commission ("SEC").

         The Company recognizes revenue for maintenance services ratably over the contract term. The Company's training and consulting services are billed based on hourly rates or fixed fees, and the Company generally recognizes revenue as these services are performed.

         The Company recognizes services revenues in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized using the percentage-of-completion method, based on the efforts-expended method or

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, the Company applies the percentage-of-completion method of contract accounting to the entire arrangement. Losses on contracts are recognized for the entire anticipated loss, if any, soon as the loss becomes evident.

     f)  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

     g)  Foreign Currency Translation

         The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to the Company's operating results in any period presented.

     h)  Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO"). Inventory is net of reserves of approximately $7.2 million and $21.3 million at March 31, 2002 and December 31, 2001, respectively.

     i)  Computer Software Costs

         Computer software costs consist of purchased software capitalized under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Amortization of capitalized software costs is computed on a straight-line basis over the estimated economic life of the product or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater, and included in cost of revenues in the accompanying

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         statement of operations. To date, no internally developed software costs have been capitalized. All other research and development expenditures are charged to research and development expense in the period incurred.

     j)  Computation of Net Income (Loss) Per Share

         The Company computes earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share data):

         i)   Three Months Ended March 31, 2002

              Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.50 were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.7 million options that are exercisable, with a weighted average exercise price of $3.32, of which 1.3 million are vested and exercisable, with a weighted average exercise price of $1.25. The options have various expiration dates during the next 10 years.

              Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.20 were outstanding during the three months ended March 31, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The warrants are fully vested and have various expiration dates during the next 5 years.

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         ii)  Three Months Ended March 31, 2001

------------------------------------------------------------------------------------------------
                           For the Three Months Ended March 31, 2001
                             (in thousands, except per share data)
------------------------------------------------------------------------------------------------
                                                     Income           Shares         Per-Share
                                                  (Numerator)      (Denominator)      Amount
                                                  -----------      -------------      ------
------------------------------------------------------------------------------------------------
Net income available to common stockholders            $ 39,735
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Basic EPS
------------------------------------------------------------------------------------------------
    Net income available to common stockholders          39,735             17,415       $ 2.28
                                                         ------             ------       ------
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
------------------------------------------------------------------------------------------------
Warrants                                                      -                224
------------------------------------------------------------------------------------------------
Outstanding options                                           -                663
------------------------------------------------------------------------------------------------
Contingently issuable shares                                  -                281
                                                              -                ---
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Diluted EPS                                                                      -            -
------------------------------------------------------------------------------------------------
    Net income available to common
    stockholders and assumed conversions               $ 39,735             18,583       $ 2.14
                                                       --------             ------       ------
------------------------------------------------------------------------------------------------

         Options to purchase approximately 1.2 million shares of common stock at various exercise prices were outstanding during the three months ended March 31, 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the options were greater than the average market price of the common shares and are therefore anti-dilutive. The options have various expiration dates during the next 10 years.

     k)  Stock Options

         The Company accounts for its employee stock-based compensation plans using the intrinsic value method. As such, deferred compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company records and measures deferred compensation for options granted to non-employees at their fair value. Deferred compensation is expensed over the vesting period of the stock option.

     l)  Intangible Assets and Goodwill

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce must be recognized and reported in goodwill. SFAS 142, which was effective January 1, 2002, requires that intangible assets with indefinite useful lives should not be amortized until their lives are determined to be finite and all other intangible assets with finite lives must be amortized over their useful lives to their estimated residual values. SFAS 142 also requires that goodwill not be amortized, but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually or between annual tests upon the occurrence of certain events or upon certain changes in circumstances. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). See "Impairment of Long-lived Assets," below.

         The Company adopted SFAS 141 in 2001. Effective July 1, 2001, the Company adopted certain provisions of SFAS 142, as required in the transition guidance contained therein, and adopted the remaining provisions on January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and
         (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company does not have any amounts that are required to be reclassified from goodwill to identifiable intangible assets, or vice versa. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated useful lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

         As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001 for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over four years using the straight-line method. Identifiable intangible assets (acquired technology, patent applications & customer base) are currently amortized over two or five years using the straight-line method. Refer to notes 4 and 5 for further discussion of the Company's intangible assets and goodwill.

     m)  Impairment of Long-Lived Assets

         The Company tests goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS
         142. Goodwill is tested for impairment annually in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. The Company does not have any goodwill that it considers to be impaired.

         On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no adjustment required upon adoption of SFAS 144. In accordance with SFAS 144, the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company does not have any long-lived assets it considers to be impaired.

     n)  Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

     o)  Recent Accounting Pronouncements

         On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

         The Company does not expect the adoption of SFAS 145 to have a significant impact on the Company's results of operations, financial position or cash flows.

2)   Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2002                2001
                                                                         --------            --------
Net income (loss)                                                        $(9,112)            $ 39,735
Foreign currency translation adjustment                                        76                (19)
Unrealized gain on available-for-sale investment                                -                  18
                                                                                -                  --
                                                                         --------            --------
Comprehensive income (loss)                                              $(9,036)            $ 39,734
                                                                         ========            ========

3)   Inventories

       Inventories, net consist of the following (in thousands):

                                                                 March 31,            December 31,
                                                                   2002                  2001
                                                           --------------------    -----------------
Raw materials                                                            $ 128              $   936
Finished products                                                          156                1,134
                                                           --------------------    -----------------

Inventories, net                                                          $284              $ 2,070
                                                           ====================    =================

4)   Intangible Assets

     Acquired intangible assets that are subject to amortization at March 31, 2002 and December 31, 2001, consist of the following (in thousands):

                                      Gross Carrying Amount            Accumulated Amortization
                                      ---------------------            ------------------------

                                      March 31,        December          March 31,         December
                                      ---------        --------          ---------         --------
                                        2002           31, 2001            2002            31, 2001
                                        ----           --------            ----            --------
Developed Technology                    $ 1,378           $ 1,378              $230            $  55
Core Technology                           7,055             7,055               470              116
Patent Applications                         990               990                66               16
Customer Base                               322               322                21                5
                                        -------           -------           -------            -----
     Total                              $ 9,745           $ 9,745              $787            $ 192
                                        =======           =======           =======            =====

     Aggregate amortization expense was approximately $0.6 million for the three months ended March 31, 2002. Estimated aggregate expense for the nine-month period from April 1, 2002 to December 31, 2002, and each of the years thereafter, is as follows (in thousands):

                                                                                  Charged to:
                                                                           --------------------------
                                                                           Cost of          Operating
                                                            Total          revenues          expense
                                                            -----          --------          -------
Period ending December 31,
2002..............................................          $1,772          $1,575             $197
2003..............................................           2,305           2,043              262
2004..............................................           1,673           1,411              262
2005..............................................           1,673           1,411              262
2006..............................................           1,535           1,294              241

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5)   Goodwill

     The changes in the gross carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

                                                                       DRM Systems
                                                                       ------------
Balance as of December 31, 2001                                            $   20,819
Goodwill adjustments during the period, net                                      (32)
                                                                                 ----
Balance as of March 31, 2002                                               $   20,787
                                                                           -----------

     Goodwill adjustments primarily represent increases for additional accounting and legal fees related to the purchase of eMation of approximately $72,000 and adjustments to liabilities assumed on the date of acquisition of approximately $104,000 that were settled at amounts less than the present values estimated on the date of the acquisition.

     Goodwill acquired in 2001 is not expected to be deductible for income tax purposes.

     Summarized below are the effects on net income (loss) and net income (loss) per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                                              For Three Months Ended March 31,
                                                                 2002                  2001
                                                           -----------------------------------------
Reported net income (loss)                                         $ (9,112)              $ 39,735
Add Back:  Goodwill amortization                                           -                 1,444
                                                           -----------------------------------------

Adjusted net income (loss)                                         $ (9,112)              $ 41,179
                                                           =========================================

Basic earnings (loss) per share:
  Reported net income (loss)                                       $  (0.34)              $   2.28
  Goodwill amortization                                                    -                  0.08
                                                           -----------------------------------------
  Adjusted net income (loss)                                       $  (0.34)              $   2.36
                                                           =========================================

Diluted earnings (loss) per share:
  Reported net income (loss)                                       $  (0.34)              $   2.14

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Goodwill amortization                                                    -                  0.08
                                                           -----------------------------------------
  Adjusted net income (loss)                                        $ (0.34)                $ 2.22
                                                           =========================================

6)   Acquisition

     On December 7, 2001, the Company acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, a developer of Internet-based solutions that extract and manage information from intelligent devices and make that information available to people and business systems. The Company acquired eMation to acquire a company with greater opportunity than its existing product line. As a result of the acquisition, the Company is a provider of DRM solutions worldwide. The Company also expects to reduce costs through economies of scale. The results of eMation's operations are included in the Company's consolidated financial statements since the date of acquisition.

     The Company acquired eMation in consideration for: 8 million shares of Axeda common stock, valued at approximately $17.4 million; the assumption of 1,428,710 shares of Axeda common stock reserved for issuance upon exercise of assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of Axeda common stock issued at closing pursuant to the Company's 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of Axeda common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. The aggregate value of these issued and assumed options and warrants was approximately $2.6 million. The total combined value of the securities assumed and issued was approximately $20 million and the Company incurred transaction costs of approximately $3.4 million related to the eMation acquisition, for an aggregate purchase price of $23.4 million. The Company also issued or assumed warrants at closing exercisable for up to 115,238 shares of Axeda common stock with exercise prices ranging from $2.14 to $21.51 per share to holders of warrants exercisable for shares of eMation. The Company also assumed approximately $5 million of eMation net debt. The acquisition was recorded under the purchase method of accounting.

     Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2001, as if the acquisition occurred on January 1, 2001. The unaudited pro forma financial information for the three months ended March 31, 2001 does not necessarily reflect the results of operations that would have resulted had the acquisition occurred on January 1, 2001, nor is it necessarily indicative of future results (in thousands except per share data).

-------------------------------------------------------------------------------------------------
                                                                            Three Months Ended
                                                                              March 31, 2001
                                                                              ==============
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Revenues.........................................................                        $ 5,462
                                                                                         -------
-------------------------------------------------------------------------------------------------
                                                                                              -
-------------------------------------------------------------------------------------------------
Net income.......................................                                       $ 36,122
                                                                                        --------
-------------------------------------------------------------------------------------------------
                                                                                               -
-------------------------------------------------------------------------------------------------

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

-------------------------------------------------------------------------------------------------
Basic net income per weighted average common share
outstanding............................................                                   $ 1.42
                                                                                          ------
-------------------------------------------------------------------------------------------------
                                                                                               -
-------------------------------------------------------------------------------------------------
Diluted net income per weighted average common share
outstanding............................................                                   $ 1.32
                                                                                          ------
-------------------------------------------------------------------------------------------------

7)   Sales of Assets

     a)  Sale of Consumer Electronics Assets

         On March 1, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its CE business to STMicroelectronics NV ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the CE business. In connection with the sale, the Company and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to the Company's former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of the Company entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million remains held in escrow by a third party for indemnification purposes until September 2002 and is included in restricted cash in the consolidated balance sheet as of March 31, 2002. In connection with the asset sale, the Company and certain of its subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of its technology used in its IA products (note 7b) and PC products.

         The Company recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

Sale price................................................             $ 55,602
Accounts receivable acquired..............................                (261)
Accrued expenses assumed..................................                  137
Net book value of deferred stock compensation.............                (498)
Net book value of furniture and equipment sold............              (2,036)
Net book value of goodwill and intangible assets..........                (968)
Other assets..............................................                 (18)
Employee transition and inducement costs..................              (2,956)
Professional and legal fees...............................              (1,487)
                                                                     -----------

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Gain on sale of CE assets...............................                             $ 47,515
                                                                                   ===========

     b)  Sale of Internet Appliance Assets

         On March 23, 2001, pursuant to an Asset Acquisition Agreement, the Company sold certain assets related to its IA business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the IA business, including those purchased from Teknema. Certain employees of the Company entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002. In March 2002, the Company received $1.3 million, including interest of approximately $0.05 million, of the amount held in escrow. The remaining escrow balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix and is included in restricted cash in the consolidated balance sheet as of March 31, 2002 . The Company is unable to predict the resolution of this matter, or reasonably estimate any amount of loss given the current status of this matter. Any escrow amounts not returned to the Company will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

         The Company recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

Sale Price.......................................................................         $ 18,000
Prepaid expenses.................................................................             (954)
Net book value of deferred stock compensation ...................................             (121)
Net book value of furniture and equipment sold...................................             (466)
Net book value of goodwill and intangible assets.................................          (10,586)
License fee......................................................................             (250)
Employee transition and inducement costs.........................................             (763)
Professional and legal fees incurred.............................................             (338)
                                                                                     ---------------
Gain on sale of IA assets........................................................          $  4,522
                                                                                     ===============

     c)  Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2001, as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses, amortization of goodwill, the gains recorded upon the dispositions and income taxes. The unaudited pro forma financial information for the three months ended March 31, 2001 does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001 (in thousands except per share data).

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      Three Months Ended
                                                                         March 31, 2001
                                                                         --------------
Revenues.......................................................                  $  2,369
                                                                                 --------
                                                                                        -
Net loss.......................................                                  $(4,110)
                                                                                 --------
                                                                                        -
Basic and diluted net loss per weighted average common share
outstanding............................................                          $ (0.24)
                                                                                 --------

8)   Notes Payable

     a)  Note Payable - Bank Leumi

         In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, the Company acquired the balance of $1,650,000 of eMation's amount outstanding under a $1,700,000 line of credit with Bank Leumi in Israel. The line of credit was paid in full in January 2002, including interest of approximately $21,000.

     b)  Equipment Line of Credit

         As of March 31, 2002, the Company had approximately $547,000 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment through September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires the Company to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results.

         As of March 31, 2002, the Company was in compliance with all of its covenants to EVP.

9)   Accrued Expenses

     Accrued expenses consist of the following:

                                                                    March 31,       December 31,
                                                                      2002               2001
                                                               --------------------------------------
Legal and professional fees................................              $1,317             $2,708

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Payroll and related costs..................................               2,237              2,951
Severance..................................................                 432                899
Unutilized leased facility................................                  110                107
Royalties to Israeli government agencies..................                  628                620
Legal settlements.....................................                      277                277
Accrued Dolby royalties...................................                   43                122
Sales, excise and other taxes...............                                229                192
Other...................................................                  1,035              1,052
                                                                          ------             ------
                                                                         $6,308             $8,928
                                                                         -------            -------

10)  Equity Transactions

     a)  Employee Stock Options Granted

         In February 2002 the Company granted 1,012,200 stock options to employees, including 100,000 to the current Chief Executive Officer of the Company, with an exercise price per share equal to not less than the fair market value of the Company's common stock on the date of grant.

         In February 2002 the Company granted 20,000 stock options to employees with an exercise price of $0.01 per share, which was less than the fair market value of the Company's common stock on the date of grant. The Company has recorded approximately $50,000 of deferred stock compensation, which is being amortized over the vesting term of 2 years.

     b)  Accelerated Vesting

         Under the terms of the employment agreement with the Company's current CEO 100,000 options with an exercise price of $0.01 per share, which were granted to the current CEO in August 2001, that, under the terms of the award would have vested from February 2002 to August 2003, were to vest in February 2002 upon the continued employment of the current CEO as of and after that date. Upon the continued employment of the current CEO as of and after February 2002, the respective options vested and were exercisable. For the three months ended March 31, 2002, the Company recorded a charge of approximately $164,000, which is included in non-cash compensation general and administrative expense in the accompanying statement of operations, for deferred stock compensation that was initially recorded in August 2001.

     c)  Amendment to 1999 Stock Incentive Plan

         On May 7, 2002, the Company filed a proxy statement asking stockholders to vote on, among other matters, a proposal to increase the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 3,225,000 shares to 3,725,000 shares, excluding the annual automatic increase shares.

11)  Related Party Transactions

     In January 2002, under the terms of the separation agreement with the Company's former CEO as director, the Company modified the terms of Company stock options awarded during the term of employment with the Company to immediately vest all remaining outstanding stock options awarded and to permit the continued exercise of the options subsequent to termination until the earlier of the expiration date for the respective options or January 9,

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     2005. The Company recorded a charge of approximately $206,000 related to the accelerated vesting, primarily for the remaining balance of deferred stock compensation that was initially recorded in June 1999 and July 2001, and $223,000 related to the modification for continued exercisability of the options, resulting primarily from the incremental intrinsic value on the date of the modification of options granted in July 1997 and July 2001. The total charge of approximately $429,000 is included in non-cash compensation general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2002. In addition, the Company forgave loans totaling approximately $414,000, including interest of approximately $16,000. The loan forgiveness and related employment taxes, totaling approximately $600,000 were accrued and charged to general and administrative expense in December 2001.

12)  Commitments and Contingencies

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

     Between February and April 2000, eleven class action lawsuits were filed against Axeda and certain of its officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Exchange Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     unspecified damages on behalf of a purported class of purchasers of the Company's stock during the period stated above. On July 3, 2000, the Company filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. In connection with the Company's initial public offering, the Company purchased directors and officers insurance that provides the Company with protection from claims made against officers, directors or the Company arising from claims including but not limited to any written demand for damages and any civil, criminal, administrative, or regulatory proceedings and appeals. Certain of the Company's employees and certain holders of 5% or more of the Company's common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to the Company with respect to the alleged claims in these actions. The Company believes that such lawsuits or claims are without merit and that the Company has meritorious defenses to the actions. The Company plans to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm the Company's results of operations, liquidity and financial condition.

     In June 2000, the Company entered into a one-year distribution rights agreement ("the Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of the Company's Internet television set-top box product in Brazil. Upon the signing of the Agreement, the Company issued a warrant to purchase 1,500,000 shares of the Company's common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement.

     Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provides for the immediate termination of the Agreement, including the right for Axeda to terminate the warrant and a royalty-free right in 2001 for Axeda to use the mark "WWWTV", which Axeda owns as of January 1, 2002. In addition, in January 2001 the Company paid approximately $1.2 million to ATSA in exchange for the settlement and release and was required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million is included in other selling and marketing expenses in the consolidated statement of operations for the year ended December 31, 2001. In January 2002, the parties were in disagreement about whether and to what extent a payment for any finders fee was due to ATSA for 2001. On January 30, 2002, the parties entered into a confidential general settlement and release agreement, which resolved the dispute between the parties concerning the payment of a finder's fee. In connection with the January 2002 settlement, in January 2002 the Company paid $325,000 in cash to ATSA and transferred title to 15,000 Internet set-top boxes, with a net book value of approximately $675,000, for an aggregate and final settlement of the liability to ATSA of $1,000,000.

     Various third parties have notified the Company, as well as some of the Company's customers, that the Company's products infringe patents held by such third parties. The Company has not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent Axeda's products may infringe such patents. Axeda is unable to predict the outcome of these matters, or reasonably estimate a range of

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     possible loss given the current status of these matters.

     In May 2002, the Company received preliminary notification from a customer, who licenses the Company's products on a per-unit basis, that the customer may have incorrectly reported to the Company its sales of the Company's products from October to December 2001. These sales were reported to the Company in January 2002 and are included in the Company's license revenues for the quarter ended March 31, 2002. The notification indicates that actual sales of products by the customer to end-users may have been less than the actual units initially reported to the Company by the customer. The Company is evaluating the merits of the notification, which may result in a decrease of up to approximately $0.1 million in both license revenues and license cost of revenues in the period in which the difference is resolved.

     In May 2002, Axeda entered in to a lease for approximately 35,000 square feet of space in an office building in the same business park as the Company's current offices located in Mansfield, Massachusetts. This facility is leased an average annual rental of approximately $500,000, including operating expenses, utilities and taxes, and will be used for research and development, sales and support and administrative activities. The lease commences in June 2002 and expires in July 2007. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and will be included in non-current assets in the Company's consolidated balance sheets through August 2002.

     From time to time, the Company has received, and expects to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect the Company's financial position, results of operations, or cash flows.

13)  Segment Information

     The Company operates in a single industry segment, which is the development and licensing of its technology.

     The Company sells and licenses its technology to customers primarily in North America and Europe. The net income (loss) from operations for all periods presented is derived primarily from the company's North American operations, which generates revenues from the following geographic regions:

                                                           Three Months Ended March 31,
                                        -------------------------------------------------------------------
Country/ Geographic Region                           2002                                2001
--------------------------              ---------------------------        --------------------------------
                                            $ - `000's   % of total            $ - `000's        % of total
                                          ------------ - ----------      -   ------------   -    ---------
North America:
     United States                              $ 2,072         45%                $1,920              68%
     Canada                                         677          14                   603               21
                                        --------------- -----------     -----------------     ------------
          Total - North America                   2,749          59                 2,523               89
                                        --------------- -----------     -----------------     ------------

Europe:
     Germany                                        273           6                    64                2
     France                                         598          13                    15                1
     Netherlands                                    263           6                     -                -
     United Kingdom                                 124           3                     -                -
     Other                                          262           5                    28                1
                                        --------------- -----------     -----------------     ------------
          Total - Europe                          1,520          33                   107                4
                                        --------------- -----------     -----------------     ------------

Asia-Pacific:
     Israel                                         101           2                     -                -
     Japan                                          212           5                   185                7
     Other                                           33           1
                                        --------------- -----------     -----------------     ------------
          Total - Asia-Pacific                      346           8                   185                7
                                        --------------- -----------     -----------------     ------------

South America - Other                                25           -                     1                -
                                        --------------- -----------     -----------------     ------------

Total                                            $4,640        100%                $2,816             100%
                                        =============== ===========     =================     ============

                              AXEDA SYSTEMS INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14)  Segment Reporting

     Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the quarter ended March 31, 2002 the Company had three reportable segments: device relationship management ("DRM") systems, personal computer
     ("PC") and Internet appliance ("IA") (note 6 and note 7). For the quarter ended March 31, 2001, the Company had a consumer electronics ("CE") segment.

     DRM Systems: Created as a result of the acquisition of eMation in December 2001 (note 6), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM(TM) System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

     PC: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in PC systems. The segment also provides supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on personal computers.

     CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in CE devices. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on existing CE platforms (note 7a).

                          AXEDA SYSTEMS INC.
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     IA: The Company's Internet technology segment was involved in the development of products for the emerging market in information appliances. The segment sold IA hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This segment provided the Company with a number of Internet-related products, including an efficient web browser, and several IA reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone (note 7b). Revenues from this segment are the result of the sales of remaining inventories purchased for this business.

     The Company evaluates operating segment performance based on revenue and gross profit. It has not historically evaluated segment performance based on operating income nor allocated assets to its individual operating segments.

                                                                                Three Months Ended March 31,
                                                                                2002              2001*
                                                                          ----------------  ----------------
                                                                                     (In thousands)
Revenue:
    DRM Systems..........................................                       $ 2,494            $     -
    PC...............................................                             1,107              2,369
    IA.........................................................                   1,039                 26
    CE....................................................                            -                421
                                                                          ----------------   ---------------
Total..................................................                         $ 4,640            $ 2,816
                                                                          ================   ===============
Gross profit (excluding software amortization of $529):
    DRM Systems..........................................                       $ 1,495            $     -
    PC.................................                                             353              1,837
    IA............................................................                   31                (2)
    CE.............................................                                   -                327
                                                                          ----------------   ---------------
Total...................................................                        $ 1,879            $ 2,162
                                                                          ================   ===============

* - Does not include eMation, which was acquired in December 2001 (note 6).

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events of future results to differ from those discussed herein. Such factors include, but are not limited to: the transition in businesses we are currently undergoing; fluctuating quarterly operating results; uncertainties in the market for DRM products and the potential for growth in the pervasive computing market; our ability to integrate acquisitions; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth and attract and retain additional personnel; the long sales cycle for DRM products; limited distribution channels; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks associated with our digital media business and the search for strategic alternatives for such business; our ability to raise capital; risks from international operations; and others discussed in this section and in Item 3 under "Factors That May Affect Future Results." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

OVERVIEW AND RECENT EVENTS

The quarter ending March 31, 2002 marked the first period in which we reported a full quarter's activity of eMation, Ltd ("eMation"), a private company organized under the laws of the State of Israel, which we acquired on December 7, 2001. The acquisition provided us with an immediate entry into the enterprise software and services market. Axeda now provides a new category of enterprise software products called Device Relationship Management ("DRM") System, which allows companies to utilize the Internet or wireless communications to access and exploit hidden information within remote machines, devices and facilities. For the quarter ended March 31, 2002 revenues from our DRM business were approximately $2.5 million or 54% of our total revenues for the quarter. Excluding non-cash software amortization, gross profit for the DRM

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

business was approximately $1.5 million or 60% of our total DRM revenues.

We continue to sell digital media software solutions and technology, which allow decoding and encoding of multimedia formats such as DVD, DBS/DVB and HDTV primarily on personal computer ("PC") platforms. During the first quarter of 2002 our digital media customers consisted primarily of computer graphics chip and board manufacturers and end users accessing the web for our latest product offerings. Approximately $1.1 million or 24% of our total revenues for the quarter ended March 31, 2002 were from licensing our digital media software solutions. Gross profit from our digital media business was $0.4 million or 32% of our digital media revenues. We will continue to seek and evaluate strategic alternatives for our digital media business.

We realized approximately $1.0 million in hardware revenues from sales of excess Internet appliance ("IA") components of approximately $0.8 million, and sales of our Internet set-top boxes totaling approximately $0.2 million for the quarter ended March 31, 2002, as part of our plan to sell the inventories of our former IA business. These sales represented 22% of our total revenues and 2% of our total gross profit for the quarter ended March 31, 2002..

Over the course of 2001 we completed several transactions transforming our product offerings and shifting the markets in which we compete. Prior to March 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in PC systems, CE devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product and Nucleo, a hardware reference design based on our ARM-7500 processors with e-Surfer(TM) - a thin customizable browser designed specifically for Internet appliances.

During the first quarter of 2001 we sold substantially all of the assets of our consumer electronics ("CE") and Internet appliance ("IA") businesses and in the process raised approximately $73.6 million, enabling us to pursue other strategic alternatives. Effective as of March 1, 2001, pursuant to an asset acquisition agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our CE business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, STMicroelectronics). The assets sold and licensed included contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the CE business. In addition, approximately 76 of our employees, most of whom were associated with our CE business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products and our PC products. In addition, we agreed not to compete in significant aspects of the CE market until March 1, 2006. Revenues and gross

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

margin for the CE business totaled approximately $0.4 million, or 15% of total revenues, and $0.3 million, or 15% of total gross profit, respectively, for the quarter ended March 31, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets, excluding inventory, related to our IA business to Phoenix Technologies Ltd., a Delaware corporation, for $18 million in cash consideration, of which $1.8 million was being held in escrow by a third party for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matters, or reasonably estimate a range of possible loss g-iven the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold included certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix Technologies. Revenues and gross margin for the IA business totaled approximately $1 million, or 22% of total revenues, and less than $0.1 million, or 2% of total gross profit, respectively, for the quarter ended March 31, 2002. These amounts are not necessarily indicative of the results that would have been obtained for any future period. In the future, any revenue and gross margins, from this business are expected to be nominal as inventory is either sold in the open market or scrapped.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. ("eMation"), pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued warrants at closing exercisable for up to 108,238 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. The total combined value of the securities assumed and issued was approximately $20 million. Pursuant to the lock-up agreement executed by each selling eMation shareholder, each shareholder agreed not to directly or indirectly transfer any shares or rights relating to the shares of Axeda common stock received pursuant to the share purchase agreement until the one year anniversary of the closing, subject to certain exceptions. Axeda common stock issued and to be issued to the selling eMation shareholders will not be registered at the time of issuance.

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We also paid sign-on bonuses of $0.3 million to

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

three of eMation's executives. In connection with the acquisition, we expensed $3.1 million of the purchase price as acquired in-process research and development ("IPR&D") and recorded identifiable intangible assets and goodwill of approximately $9.7 million and $20.8 million, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), certain provisions of which were adopted in 2001, we will no longer amortize goodwill, but instead will test it for impairment at least annually and at the same time every year.

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

In the quarter ending March 31, 2002, three customers ATi Technologies Inc., another customer and ABB, accounted for 14%, 4% and 2%, respectively, of our total revenues and 4%, 14% and 8%, respectively, of our total gross profit. As we continue to shift our strategic focus to our recently acquired DRM business, we expect this trend to continue as early adopters of the DRM technology more heavily influence our revenue results.

DRM

Since December 7, 2001, our main strategic focus has been the enterprise software and services market. Our revenue recognition policy with respect to DRM related licenses, maintenance agreements and services arrangements will remain consistent with our current practice. Thus far, our DRM licensing arrangements have consisted of up-front license fees accompanied by maintenance fees at a fixed percentage with renewable annual amounts. To date we have not sold our DRM license fees individually and therefore do not have vendor-specific objective evidence of fair value ("VSOE") for this element. However, when offered with our DRM maintenance, which we sell at a fixed percentage on an annual renewable basis, we apply the provisions of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Under this method, revenue is allocated to each delivered element using the residual method based upon the fair value of the undelivered elements, which in our case is the deferred maintenance. Revenues from license fees also consist of fees paid on a per-unit basis for certain DRM products. In cases where we sell our DRM products on a per-unit basis, revenues are recognized when the product ships to an original equipment manufacturer ("OEM") or distributor. Services and maintenance revenues consist of maintenance and support agreements, consulting fees, and training. Prepaid maintenance fees are initially deferred and recognized on a ratable basis over the one-year maintenance period. Services revenues are recognized on a time and material basis.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

DIGITAL MEDIA BUSINESS

We license technology from Dolby Laboratories ("Dolby") for the audio format that is used in a majority of our DVD-related products. We pay a royalty to Dolby on a per-unit shipped basis. The technology, called Dolby Digital, permits audio from a DVD to be routed to different speakers in a multi-speaker set up to permit "theater-quality" audio. The Dolby Digital technology is part of the industry standard DVD specification. In addition, we license encryption and decryption software technology on a royalty-free basis from the Copy Control Association ("CCA"), which must also be included in any DVD products we ship. This technology is designed to prevent unauthorized persons from accessing DVD content such as movies. The license for the encryption and decryption technology may be terminated at any time. We may not be able to renew either license.

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

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

competition or fluctuations in demand, we could be required to reach an accommodation with our customers with respect to contractual provisions such as price or delivery time in order to obtain additional business and maintain our customer relationships. Any termination, decrease in orders or election not to renew a contract by our principal customers would harm our business.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)
                                                                       Three Months Ended March 31,
                                                             -------------------------------------------------
                                                                      2002                     2001
                                                             ----------------------    -----------------------
                                                                         Percentage                 Percentage
                                                              Amount    of Revenues     Amount     of Revenues
                                                             --------   -----------    --------    -----------
Revenues:
   License...............................................    $  3,040         65.5%    $  2,363          84.0%
   Services and maintenance..............................         543          11.7         407           14.4
   Hardware..............................................       1,057          22.8          46            1.6
                                                             --------   -----------    --------    -----------
     Total revenues......................................       4,640         100.0       2,816          100.0
                                                             --------   -----------    --------    -----------

Cost of revenues:
   License...............................................       1,035          22.3         523           18.6
   Services and maintenance..............................         717          15.5          94            3.3
   Hardware..............................................       1,009          21.7          37            1.3
   Software amortization.................................         529          11.4           -              -
                                                             --------   -----------    --------    -----------
     Total cost of revenues..............................       3,290          70.9         654           23.2
                                                             --------   -----------    --------    -----------

Gross profit.............................................       1,350          29.1       2,162           76.8

Research and development
    Non-cash compensation................................          64           1.4       1,738           61.7
    Other research and development expense...............       2,232          48.1       2,407           85.5
Sales and marketing
    Non-cash compensation................................          19           0.4          69            2.4
    Other selling and marketing expense..................       4,802         103.5       3,492          124.0
General and administrative
    Non-cash compensation................................         860          18.5          64            2.3
    Other general and administrative expense.............       3,018          65.0       2,289           81.3
    Provision for doubtful accounts......................          45           1.0         126            4.5
Depreciation and amortization............................         310           6.7       1,666           59.2
                                                             --------   -----------    --------    -----------

Operating loss...........................................     (10,000)       (215.5)     (9,689)        (344.1)

Gains on sales of assets.................................           -             -      52,037        1,847.9
Interest (income) expense, and other (income) expense,
 net.....................................................        (220)         (4.7)       (366)         (13.0)
Income (loss) before provision for income taxes..........      (9,780)       (210.8)     42,714        1,516.8
Provision for income taxes (benefit).....................        (668)        (14.4)      2,979          105.8
                                                             --------   -----------    --------    -----------
Net income (loss)........................................    $ (9,112)       (196.4)%  $ 39,735        1,411.0%
                                                             ========   ===========    ========    ===========

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues. Total revenues increased by 65%, or $1.8 million, from $2.8 million in the quarter ending March 31, 2001 to $4.6 million during the quarter ending March 31, 2002. Sales from our DRM systems and Internet appliance inventories added $2.5 million and $1.0 million, respectively, to our total revenues in the quarter ended March 31, 2002 and were partially offset by decreases of $1.3 million and $0.4 million in our PC and CE businesses, respectively, over the prior year. Revenues across our license, services and maintenance and hardware streams increased $0.7 million, $0.1 million, and $1.0 million, respectively, from the prior year. The overall increase in revenues was due to the inclusion of our DRM solutions for the current quarter and increased sales of our inventories.

License revenues increased by approximately $0.7 million from $2.4 million for the quarter ended March 31, 2001 to $3.0 million for the quarter ended March 31, 2002. The increase was mainly attributable to the addition of sales of DRM products of $2.0 million offset by a decrease in PC revenues of $1.3 million. The $1.3 million decrease in PC revenues was mainly attributable to the loss of a significant licensing customer from the prior year. In addition, decreases in PC revenues from several PC OEM's of $0.8 million were offset by increases in our web-based sales of PC products of $0.3 million and sales of our PC products to a PC graphics component manufacturer of $0.5 million. We have licensed our CineMaster DVD product ("CineMaster") to such PC graphics component manufacturer on a per-unit basis since October 1, 2001 (see "Critical Accounting Policies"). The per-unit sales price of CineMaster to the customer now includes the cost of Dolby technologies licensed by us from Dolby. The new agreement provided for a royalty-free license for CineMaster, but not Dolby, for the quarter ended December 31, 2001. In January 2002, we received a royalty report from the customer detailing the customer's sales of CineMaster from October to December 2001 and the related amount of Dolby licensing fees due. Under the agreement with the customer, the amount due from the customer for the Dolby royalties is equal to our cost. Since we are obligated to collect and remit royalties to Dolby for sales of our products incorporating Dolby technologies, our revenues attributable to this customer now include the total sales price for the DVD product sold to the customer, including the amount attributable to technologies licensed by us from Dolby. The related cost of revenues includes the cost of the Dolby royalties. As a result, there is no margin on the Dolby invoicing under this arrangement for the three months ended March 31, 2002. Such amounts included in license revenues and cost of license revenues totaled approximately $0.6 million for the three months ended March 31, 2002. In the future we expect license revenues to increase as software solutions related to our DRM system products contribute to this revenue stream.

Hardware revenues increased by approximately $1.0 million for the quarter ended March 31, 2002 from $0.05 million for the quarter ended March 31, 2001 due to increased sales of components related to Internet appliances, and, to a lesser extent, Internet set-top boxes. We expect hardware revenues and related gross profit to be minimal as we continue to dispose of our current inventories.

Services and maintenance revenues increased 33% from $0.4 million for the quarter ended March 31, 2001 to $0.5 million for the quarter ended March 31, 2002. The increase was attributable to

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

services and maintenance plans sold with our DRM system products, which contributed $0.5 million during the quarter ended March 31, 2002, offset by a decrease in services of $0.4 million associated with our former CE business, which was sold to STMicroelectronics in March 2001.

Historically, the majority of our revenues have been derived from a small number of customers. For the quarter ended March 31, 2002, our top three customers, comprised of an IA, PC and DRM customer, including a materials broker, a PC graphics component manufacturer and a manufacturer of high-speed digital printers, respectively, accounted for $1.6 million or 34% of our total revenues. In the quarter ended March 31, 2001, two customers accounted for 62% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base and we expect early adopters of our DRM solutions to increase our revenues.

We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the quarter ended March 31, 2002 companies based in North America accounted for 59% of our revenues. In the future we expect a greater portion of our revenues to be derived outside of North America.

Cost of Revenues. Cost of revenues increased $2.6 million or 403% from $0.7 million for the quarter ended March 31, 2001 to $3.3 million for the quarter ended March 31, 2002. Cost of revenues relating to our license, services and maintenance and hardware revenues increased approximately $0.5 million, $0.6 million, and $1.0 million, respectively, from the prior year. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added $0.5 million to our cost of revenues for the quarter ended March 31, 2002.

The $0.5 million increase in cost of license revenues over the prior year is due to an additional $0.3 million in costs associated with our DRM solution and a net increase of $0.2 million for our PC products. The net increase in our PC cost of license revenues was due to the new license arrangement we have with a PC graphics component manufacturer, as previously described (see "Revenues," above), and increases in Dolby royalty rates due to reduced sales of products incorporating Dolby, offset by decreases in Dolby fees in total, attributable to lower sales of our PC products. The increase of $1.0 million in cost of hardware revenues corresponds directly to the increase in our hardware sales. The $0.6 million increase in cost of services and maintenance is attributable to the $0.7 million increase from our DRM system services and maintenance plans for the quarter ended March 31, 2002, offset by a $0.1 million decrease in services related to our former CE business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift more to our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $2.1 million of our cost of revenues for the year ending December 31, 2002.

Gross Profit. Gross profit decreased by $0.8 million, or 38%, from $2.2 million for the quarter ended March 31, 2001 to $1.4 million for the quarter ended March 31, 2002. The decrease is attributable to negative gross profit from services and maintenance due to our building of the organization and the large number of non-billable proofs of concepts delivered to prospective customers during the quarter, the sale of the assets of our CE business in March 2001 and a less favorable mix of licensing products in our PC business. Excluding software amortization during the quarter ended March 31, 2002, gross profit decreased from $2.2 million to $1.9 million.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

For the quarter ended March 31, 2002, 66% of our total revenues were derived from licenses, and 12% from services and maintenance, in comparison to 84% and 14%, respectively, in 2001. Historically the gross profit percentage from license revenues and services revenues is higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for software amortization, decreased from 77% for the quarter ended March 31, 2001 to 40% for the quarter ended March 31, 2002, due to negative gross profit from our services and maintenance operations due to our expansion of these operations in the first quarter of 2002 and the large number of non-billable proofs of concepts delivered to prospective customers during the quarter, the sale of the assets of our CE business in March 2001 and a less favorable mix of licensing products in our PC business. Excluding the significant PC customer from the prior year, gross profit for the quarter ended March 31, 2001 would have been 58%. Gross profit from our DRM products, excluding non-cash software amortization, for quarter ending March 31, 2002 was 60%.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 7%, from $2.4 million for the quarter ended March 31, 2001 to $2.2 million for the quarter ended March 31, 2002.

The decrease in research and development expenses was due to the elimination of the CE and IA development teams in the first quarter of 2001, which contributed approximately $0.7 million and $0.8 million, respectively, to the decrease. In addition reductions in the PC development team contributed approximately $0.2 million to the decrease. These decreases however, were primarily offset by increases in staff expenses related to the addition of the DRM development team of approximately $1.5 million. As a percentage of total revenues, other research and development expenses decreased from 86% to 48%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues and reduced research and development expenses. We expect research and development expenses to increase in 2002 as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased 96% from $1.7 million for the quarter ended March 31, 2001 to $0.1 million for the quarter ended March 31, 2002. The decrease of $1.6 million from the prior year is mainly due to the immediate recognition in March 2001 of the prepaid and deferred stock compensation, that would have otherwise vested on a monthly or quarterly basis through September 2003, related to reductions in staffing in connection with the closing of our Vancouver office in March 2001. No similar expense was recorded in the first quarter of 2002.

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Selling and marketing expenses increased $1.3 million or 38% from $3.5 million for the quarter ended March 31, 2001 to $4.8 million for the quarter ended March 31, 2002.

The increase in sales and marketing expense is attributable to the inclusion of the eMation sales

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

and marketing team and the addition of our new professional services group, which contributed $3.0 and $1.2 million, respectively, to the increase for the quarter ended March 31, 2002. Partially offsetting this increase was the elimination of the sales and marketing teams associated with our CE and IA businesses, which resulted in decreases of $0.4 million and $0.5 million, respectively, for the quarter ending March 31, 2002. Decreases of approximately $1.8 million relating to the settlement of a South American distribution rights agreement and $0.2 million from reduced staff in the PC sales teams also partially offset the increase. As a percentage of total revenues, sales and marketing expenses decreased from 124% to 104%, due to increased revenues. We expect sales and marketing expenses to increase in 2002 as we continue to invest in our sales force for our enterprise software and services offerings.

Non-cash Compensation Sales and Marketing Expense. Non-cash sales and marketing expense consists of compensation related to stock options. Non-cash sales and marketing expense decreased $0.05 million or 72% to $0.02 million for the quarter ended March 31, 2002. The decrease is the result of the sale of the assets of the IA business in March 2001.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses increased $0.7 million or 32% from $2.3 million for the quarter ended March 31, 2001 to $3.0 million for the quarter ended March 31, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 81% to 65% of total revenues due to the proportionally larger increase in total revenues.

The increase in other general and administrative expenses was mainly due to the addition of the eMation general and administrative function, which contributed $1.0 million to the increase. Partially offsetting this increase was a $0.3 million decrease relating to reduced rent expense for $0.2 million related to our Malvern facility, and other general and administrative expenses approximating $0.1 million. We expect general and administrative expenses to decrease in 2002 as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased from $0.1 million for the quarter ended March 31, 2001 to $0.9 million for the quarter ended March 31, 2002. The increase is attributable to a $0.4 million expense incurred for the acceleration of option vesting in accordance with certain employment agreements. In addition, $0.2 million of the increase is the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the increase is attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. The provision decreased 64% or $0.1 million for the quarter ended March 31, 2002. As a percentage of revenues, the provision decreased from 5% to 1% for the quarters ended March 31, 2001 and 2002, respectively, as a result of continued improved credit and collection efforts and increased

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

revenues.

Depreciation and Amortization. We recorded depreciation and amortization of $0.3 million for the quarter ended March 31, 2002, compared to $1.7 million for the quarter ended March 31, 2001. The sales of the assets of our CE and IA businesses, both of which were sold in March 2001, contributed $1.2 million of the decrease, while the impairment of our Cinax goodwill in December 2001 accounted for $0.3 million of the decrease. Offsetting these decreases was an increase of approximately $0.1 million attributable to depreciation of assets acquired in the purchase of eMation. On a quarterly basis, we expect depreciation and amortization expense to be approximately the same for the balance of the year ended December 31, 2002.

Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $0.5 million for the quarter ended March 31, 2002. The patent applications and customer base are being amortized over their estimated useful lives of 5 years and are included with operating expenses, which totaled approximately $0.1 million for the quarter ended March 31, 2002.

Gains on Sales of Assets. We recorded a gain of approximately $47.5 million for the quarter ended March 31, 2001 as a result of the sale of the assets related to our CE business in March 2001. We recorded a gain of approximately $4.5 million for the quarter ended March 31, 2001 as a result of the sale of assets related to our IA business in March 2001.

Interest (Income) and Expense, Net and Other, net. Net interest income decreased by $0.1 million, or 40%, for the quarter ended March 31, 2002 compared to the comparable period in 2001. The decrease is the result of lower bank interest rates in 2002.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the quarter ended March 31, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of eMation, we expensed $3.1 million of the purchase price as IPR&D. The potential income streams were discounted using a 15%-25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations up until 2001 primarily through the issuance and sale of debt and equity securities to investors including our initial public offering completed on July 16, 1999. Since March 2001, our operations have also been financed through the sales of the assets of our CE and IA businesses. As of March 31, 2002, we had approximately $36.5 million in cash and cash equivalents, including $1.3 million of the proceeds from the sales of the assets of our CE and IA businesses in March 2001 held in escrow by third parties for indemnification purposes. The remaining balance held in escrow for the IA sale of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate any amount of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made.

Net cash used in operating activities for the quarter ending March 31, 2002 was $8.9 million. Cash used in operating activities for this period was primarily the result of our net loss of approximately $9.1 million, adjusted for other non-cash charges, including non-cash compensation and depreciation and amortization totaling approximately $1.8 million, and less other changes in working capital of approximately $1.5 million. Net cash used in operating activities for the quarter ended March 31, 2001 was $8.0 million. Cash used in operating activities for this period was primarily the result of net losses, adjusted for non-recurring gains of approximately $52.0 million and non-cash compensation expense and depreciation and amortization totaling approximately $3.1 million.

Net cash used in investing activities for the quarter ending March 31, 2002 was $0.2 million, and consisted of purchases of furniture and equipment. Net cash provided by investing activities for the quarter ended March 31, 2001 was approximately $67.9 million and consisted primarily of the net proceeds from the sales of assets of our CE and IA businesses of approximately $68.1 million, offset by purchases of furniture and equipment of approximately $0.2 million.

In March 2001, we completed the sale of the assets of our CE business to STMicroelectronics and received approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002.

In March 2001, we sold the assets of our IA business, excluding inventory, to Phoenix Technologies for $18 million in cash consideration, of which $0.55 million remains withheld by a third party pending the settlement of a claim submitted by Phoenix.

Net cash used in financing activities was $1.7 million for the quarter ending March 31, 2002 and consisted of the repayment of the balance of $1.65 million under the line of credit acquired in the

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

acquisition of eMation and principal payments of the equipment line of credit to EVP of approximately $0.1 million. Net cash provided by financing activities for the quarter ended March 31, 2001 was nominal.

As of March 31, 2002, the we had approximately $0.5 million outstanding on an equipment line of credit with European Venture Partners ("EVP") with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment until September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires the us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results. As of March 31, 2002, we were in compliance with all of our covenants to EVP.

A portion of our liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of our employees is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $0.5 million. The aggregate value of these policies is approximately $0.3 million. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

In May 2002, we entered in to a lease for approximately 35,000 square feet of space in an office building in the same business park as our current offices located in Mansfield, Massachusetts. This facility is leased at an average annual rental of approximately $500,000, including operating expenses, utilities and taxes, and will be used for research and development, sales and support and administrative activities. The lease commences in June 2002 and expires in July 2007.

We have obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and will be included in non-current assets in our consolidated balance sheets through August 2002.

We maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease, which is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $0.2 million and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.1 million was accrued by eMation as of the date of acquisition and the balance as of March 31, 2002 is approximately $1.0 million.

Although we have no material commitments for capital expenditures, we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

In September 2001, our Board of Directors authorized a stock repurchase program to acquire up to $10 million worth of shares of our common stock. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions. From September 2001 to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58. No shares were repurchased in the quarter ending March 31, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, will be adequate to meet our cash needs through 2003.

CRITICAL ACCOUNTING POLICIES

In December 2001 the SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see note 1 to the accompanying consolidated financial statements.

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

We license our software products generally on a perpetual basis. Some of our licenses include maintenance and support, which typically are for periods of one year.

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

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Provision for doubtful accounts. Management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4.7 million, net of allowance for doubtful accounts of $0.2 million as of March 31, 2002.

Valuation of inventories. We assess the value of our inventories on a periodic basis based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. In cases where any of these factors adversely affects our ability to realize the carrying value of our inventories, an inventory reserve is recorded. Because the timing and magnitude of these changes to inventories are

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

difficult to predict, changes to our inventories' value may occur unexpectedly. Given our inventories balance was $0.3 million net of reserves as of March 31, 2002, we do not believe any unanticipated events will have a material impact upon the realization of the inventories' carrying value.

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

When we determine that the carrying value of identified intangible assets, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identified intangible assets, long-lived assets, and goodwill amounted to $32.3 million as of March 31, 2002 and $32.9 million as of December 31, 2001.

SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, beginning in 2002 and annually thereafter. As a result, we are not amortizing approximately $20.8 million of goodwill recorded in 2001. We adopted certain provisions of SFAS No.142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002.

On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no adjustment required upon adoption of SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets that we consider to be impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Statement updates, clarifies and simplifies existing accounting pronouncements. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

We do not expect the adoption of SFAS 145 to have a significant impact on our results of operations, financial position or cash flows.

                               AXEDA SYSTEMS INC.

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

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $10.0 million for the quarter ended March 31, 2002. To date, we have not achieved operating profitability on an annual basis.

We have invested and continue to invest significant resources in product development, selling and marketing, services, professional services and support and administrative expenses. To achieve profitability, we will need to increase revenues significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

                               AXEDA SYSTEMS INC.

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

We generated revenues of approximately $2.5 million, or 54% of our total revenues, from DRM products and services for the quarter ending March 31, 2002. For the quarter ending March 31, 2001 eMation as a stand-alone entity generated sales of DRM products and services totaling $2.6 million

Factors adversely affecting the pricing of or demand for our DRM products, such as competition and technological change, could have a material adverse effect on our business, financial position and results of operations. If our DRM products do not achieve market acceptance or if competitors release new products that achieve greater market acceptance, have more advanced features, offer better performance or are more price-competitive, revenues from our DRM products may not grow as expected.

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

We may not be able to successfully make or integrate acquisitions of other companies

We have in the past and intend in the future to continue to acquire businesses. Acquisitions are particularly difficult to assess because of rapidly changing technological standards. If we are unable to successfully integrate acquisitions, our business could suffer. We may be subject to various risks as a result of the eMation acquisition and other future acquisitions of this type, including:

..    the possibility that the business cultures may not mesh;

..    interruption of the operations of the combined businesses;

..    the possibility that management may be distracted from regular business concerns by the need to integrate operations or operate the businesses separately which may result in

                               AXEDA SYSTEMS INC.

     interruption of the operations of the combined businesses;

..    problems in retaining employees;

..    challenges in retaining customers;

..    anticipated and unanticipated costs relating to additional administrative or operating expenses of each business; and

..    the potential inability to maintain uniform standards, controls, procedures and policies.

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

Our operating results have varied widely in the past, and we expect that they will continue to vary significantly as we attempt to establish our products in the DRM market and transition to a new business model. Furthermore, our revenues and operating results will vary significantly from quarter-to-quarter due to a number of additional factors, including:

..    variations in demand for our products and services, which are relatively few in number;

..    customers' decisions to defer or accelerate orders for our products or services;

..    capital budgeting and purchasing cycles of current and prospective customers may cause our sales to be seasonal; it is difficult for us to evaluate the degree to which this seasonality may affect our business;

..    the timing of large contracts that materially affect our operating results in a given quarter;

..    delays in introducing new products and services;

..    changes in our pricing policies or the pricing policies of our competitors;

..    the costs of litigation and intellectual property protection;

..    our ability to develop and attain market acceptance of enhancements to our products;

..    new product introductions by competitors;

..    the mix of license and services revenues;

                               AXEDA SYSTEMS INC.

..    unanticipated customer demands which impact our ability to deliver our products and ultimately recognize revenues;

..    the mix of domestic and international sales;

..    costs related to the acquisition of technologies or businesses;

..    our ability to attract, integrate, train, retain and motivate sales and marketing, research and development, administrative and product management personnel;

..    our ability to expand our operations; and

..    global economic conditions as well as those specific to the industries we operate in.

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

We may not be able to compete effectively

Competition in the market for DRM solutions is emerging and expected to grow stronger. If we are unable to compete effectively, the demand for, or the prices of, our products may be reduced. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect our performance in the DRM market are the following:

..    our ability to effectively market and sell our products;
..    our customer service and support;
..    our product reputation, quality, performance; and
..    the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

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

                               AXEDA SYSTEMS INC.

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

   We expect to see new or increased competition from several areas, including:

..     Device Networking--The embedded networking companies are perhaps the most visible infrastructure companies in this emerging market. We do not develop networking protocols and our technology generally can work with any open or proprietary communications protocols. We therefore today see device-networking companies like NetSilicon, emWare, e-Device, Lantronix, ProSyst, Opto22, domainLogix, and Echelon as current or potential partners. We believe that the current focus of these embedded networking companies is primarily on Internet-enabling devices, which complements our focus on managing device data remotely via distributed, enterprise-class solutions. However, in the future these companies may choose to directly compete with us.

..     Industrial Automation Products--There are a number of automation products available worldwide from vendors large and small that are used to monitor and control machines and devices. Some of these PC-based HMI/SCADA software companies have focused on extending their business upward to Web-based access and enterprise application integration typically to support e-manufacturing. Today these companies compete directly with our Axeda Supervisor product. Over time we could see these companies as competitors in the full DRM market. These companies include WonderWare, Intellution, Indusoft, Afcon, Iconics, IndX, Rockwell Automation, Siemens and GE Fanuc.

..      e-Business Platforms--We see the large CRM companies, network management vendors and e-business technology platform providers such as Siebel Systems, Oracle, IBM, SAP, BEA, PeopleSoft, Sun Microsystems, Hewlett Packard, and Computer Associates as both potential competitors and partners. These companies have an interest in device networking and pervasive computing technologies and could choose to extend their offering into DRM. Building on well-understood and widely available standard infrastructure components, such as J2EE(R) application servers and relational databases, enables us to interoperate with and to take advantage of partnering opportunities with these suppliers as well as their application and systems integration partners. Axeda is a Siebel Software Partner and our Axeda Integrator(TM)for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc. However, in the future these companies may choose to compete directly with us.

We may not be able to keep pace with technological advances

                               AXEDA SYSTEMS INC.

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

To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes, evolving industry standards and other market changes and developments in a timely manner and on a cost-effective basis. Although we plan to continue to spend substantial amounts on research and development in the future, we cannot assure you that we will develop new products and product enhancements successfully or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies and other market changes and developments could adversely impact our business.

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

We are dependent upon our key management for our future success, and few of our key personnel are obligated to stay with us

Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed at will. Our business could be harmed if any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement. We have recently hired new managers and may hire key management personnel as needed. We may not be able to successfully assimilate our recently hired managers or to hire qualified key management personnel to replace them.

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

                               AXEDA SYSTEMS INC.

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

Our future growth will be limited if:

..    we fail to work effectively with indirect distribution channels;

..    we fail to increase the number of indirect distribution channels with .
     which we have relationships;

..    the business of one or more of our indirect distribution channels fails; or

..    there is a decrease in the willingness and ability of our indirect distribution channels to devote sufficient resources and efforts to marketing and supporting our products.

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

                               AXEDA SYSTEMS INC.

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

Our pending patents may never be issued, and even if issued, may provide us with little protection

We regard the protection of patentable inventions as important to our business. We currently have five U. S. patent applications pending relating to our DRM business and three patent applications pending internationally. It is possible that:

..    our pending patent applications may not result in the issuance of patents;

..    our patents may not be broad enough to protect our proprietary rights;

..    any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

..    current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

..    effective patent protection, if any, may not be available in every country in which we do business.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value

We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions which we have taken:

..    laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

..    other companies may claim common law or other trademark rights based upon state or foreign law which precede our registration or use of such marks;

..    Current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

..    companies we acquire may not have taken similar precautions to protect their proprietary

                               AXEDA SYSTEMS INC.

     rights;

..    policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming and we are unable to determine the extent to which piracy of our products and trademarks may occur, particularly overseas;

..    certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

..    tamper-resistant copy protection codes in our software may not be successful in preventing unauthorized use of our software.

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

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience network or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

..    delay or loss of revenues;

..    although we have not lost a customer due to defects, it is foreseeable that a customer could cancel a contract due to defects;

..    diversion of development resources;

..    increased product development costs;

                               AXEDA SYSTEMS INC.

..    damage to our reputation;

..    delay or diminish market acceptance of our products;

..    increased service and warranty costs; and

..    litigation costs.

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

Some third parties claim to hold patents covering various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

..    Our digital video stream management solutions comply with industry DVD specifications, which incorporate technology known as MPEG-2 that governs the process of storing a video input in digital form. We have received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. These customers may in the future seek compensation or indemnification from us arising out of the third party claims and we may be required to agree to indemnify them to secure future business or otherwise.

..    A group of companies has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that are incorporated into our products. MPEG-LA has notified us, as well as a

                               AXEDA SYSTEMS INC.

     number of PC manufacturers, including our customers, that the distribution of products that incorporate the MPEG-2 technology infringes patents owned by members of the consortium. MPEG-LA has requested that these PC manufacturers pay license fees for the use of the technology covered by MPEG-LA patents.

..    Another group of companies has formed a consortium known as DVD6C (formerly
     DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. DVD6C has notified us, as well as a number of PC manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that products that incorporate the DVD technology infringe patents owned by members of the consortium. DVD6C has requested that we as well as these PC manufacturers pay license fees for using the DVD6C patents.

..    A third party has notified us, as well as two of our customers, that parental control features of our CineMaster products infringe patents held by the third party.

..    Another consortium of companies, commonly known as 3C, notified a number of
     DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents.

..    A letter dated September 12, 2000 from a third party to one of our customers who distributes our product claims infringement of a Japanese utility model patent regarding Internet terminals which can be coupled to a television set. This third party is seeking a license agreement as a resolution. We have requested more time to respond and are accumulating prior art to invalidate the utility model patent.

..    A third party has asserted that some of our products infringe one or more of such third party's patents in the field of all format decoders. The third party has stated that it was prepared to license the relevant patents to us on favorable terms. We have been in discussions with such third party. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

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

                               AXEDA SYSTEMS INC.

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

We face risks associated with the search for strategic alternatives for our digital media business

We are seeking strategic alternatives for our digital media business. The internal and external changes that have and will result from our announcement concerning the search for strategic alternatives for our digital media business may disrupt our employees, partners, distributors, stockholders and customers and may create a prolonged period of uncertainty, which could have a material adverse effect on our digital media business, prospects and financial condition. If we continue to operate our digital media business, we will continue to face risks, including:

..    our digital media business significantly depends upon our CineMaster products, and it is uncertain whether the market will continue to accept these products;

..    the loss of a single customer could significantly harm our digital media business because a majority of our revenues is derived from a small number of customers;

..    since most of our revenues are derived from a small number of customers, problems those customers experience will directly impact our business;

..    since our customers have not executed long-term contracts with us, our revenues could decline significantly with little or no notice;

                               AXEDA SYSTEMS INC.

..    our revenues are dependent upon acceptance of products that incorporate our technology only in the PC industry;

..    we rely on the PC industry, which has risks and uncertainties that are beyond our control;

..    we are subject to a non-competition agreement and other contractual arrangements prohibiting us from selling products in significant aspects of the CE market;

..    we currently depend upon demand for digital entertainment products, which may not be sustained;

..    increasing competition may cause our prices to decline, which would harm our operating results;

..    competition in the digital media market is likely to continue to increase and could harm our business;

..    if we fail to manage technological change in the digital media business, respond to evolving industry standards or enhance our digital media products' interoperability with the products of our customers, demand for our digital media products will decrease and our digital media business will suffer;

..    we may not be able to respond to rapidly changing consumer preferences in the digital media market;

..    we may be restricted or prohibited from selling our products and/or may be required to pay license fees or royalties on future sales of our digital media products if it is proven that we violate the intellectual property rights of others; and

..    delays in providing our digital media products to our customers may affect how much business we receive.

It may be difficult to raise needed capital in the future, which could significantly harm our business

We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2002. Our capital requirements will depend on many factors, including:

..    acceptance of and demand for our products;

..    the number and timing of acquisitions and the cost of such acquisitions;

..    the costs of developing new products;

..    the costs associated with our expansion; and

..    the extent to which we invest in new technology and research and development projects.

                               AXEDA SYSTEMS INC.

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

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation, net of forfeitures, within stockholders' equity of $2.4 million at March 31, 2002, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $1.2 million remains at March 31, 2002 and will be amortized as follows: $0.6 million in 2002; $0.5 million in 2003; and $0.1 million in 2004.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including Israel, France, Holland, the United Kingdom, Latin America and all of Asia. Our operations outside the United States include facilities located in Israel, France, Holland, the United Kingdom and Japan. For the quarter ended March 31, 2002, we derived approximately 55% of our revenues, respectively, from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

                               AXEDA SYSTEMS INC.

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

Additional risks related to selling and operating in foreign countries include, among others:

.. legal uncertainty regarding liability;

.. language barriers in business discussions;

.. cultural differences in the negotiation of contracts and conflict resolution;

.. time zone differences;

.. reduced protection for intellectual property rights in some countries;

.. differing labor regulations;

.. tariffs, trade barriers and other regulatory barriers;

.. problems in collecting accounts receivable;

.. political and economic instability;

.. changes in diplomatic and trade relationships;

.. seasonal reductions in business activity;

.. potentially adverse tax consequences;

.. changes in a country's or region's political or economic conditions;

.. complexity and unexpected changes in local laws and regulations;

.. greater difficulty in staffing and managing foreign operations; and

.. increased financial accounting and reporting burdens and complexities.

We are subject to risks associated with doing business in the State of Israel

Conditions in Israel may affect our operations. Our subsidiary Axeda Systems, Ltd. (formerly eMation, Ltd.) is incorporated in Israel. We have an office and approximately 29 employees in Israel and approximately 2% of our sales for the quarter ended March 31, 2002 were made to customers in Israel. Our Axeda Supervisor products (formerly known as WizFactory), are developed in Israel.

                               AXEDA SYSTEMS INC.

We are directly influenced by the political, economic, and military conditions affecting Israel and the Middle East. Therefore, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations.

We are subject to conditions attached to governmental grants we have received

In the past, eMation was the beneficiary of certain governmental grants from government agencies in Israel to encourage development and marketing of technology under certain conditions. We do not expect to apply for additional grants in the future of this nature. Through March 31, 2002, eMation received grants from the Office of the Chief Scientist in the aggregate amount of $1.8 million and paid royalties in the aggregate amount of $1.4 million. As of March 31, 2002, $0.04 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the Office of the Chief Scientist. The terms of the Office of the Chief Scientist grants require that eMation manufacture its products that are developed with such grants in Israel. In addition, eMation may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee. Additionally, through March 31, 2002 eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities in the aggregate amount of $1.2 million and paid royalties in the aggregate amount of $0.5 million. As of March 31, 2002, $0.6 million of the remaining potential $0.9 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 4.0% of revenues derived from sales of products which result from grants received through the Fund for the Encouragement of Marketing Activities.

We face risks from the uncertainties of any future governmental regulation

Many of the industries in which our products are used are subject to U.S. and foreign governmental regulation. We are not currently subject to direct regulation by any domestic or foreign governmental agency (excluding regulation by governmental agencies in Israel that have provided grants to us), other than regulations applicable to businesses generally. However, it is possible that future laws and regulations may be adopted that regulate our products and the industries in which they are sold. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to our products and the industries in which they are sold.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

As of March 31, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 5.9 million shares, or approximately 22% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our certificate of incorporation and by-laws make changes of control

                               AXEDA SYSTEMS INC.

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

Our business and future operating results are subject to a broad range of uncertainties arising out of the recent terrorist attacks on the United States

Our business and operating results are subject to uncertainties arising out of the September 11, 2001 terrorist attacks in New York City and Washington, D.C. These uncertainties include the economic consequences of military action or additional terrorist activities. Any similar activity of this nature or even rumors of such activity in the future could harm our operating results and stock price.

We face risks associated with government regulation of and legal uncertainties regarding e-commerce and the use of the Internet

As of March 31, 2002, there were few laws or regulations, at either the state or federal level, directed specifically at e-commerce. Despite the scarcity of laws targeted at e-commerce, courts and administrative agencies have shown an increased willingness to apply traditional legal doctrines to cyberspace in areas including copyright, trade secrets, unfair competition, consumer protection, monopolies, and unfair trade practices, creating an aura of uncertainty regarding the legality of certain practices. Because of the Internet's popularity and increasing use, as well as the sometimes imperfect fit of traditional legal doctrines to Internet-related issues, new laws and regulations may be adopted. These laws and regulations may cover issues such as pricing, content, copyrights, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease the revenue of our customers and our partner companies and place additional financial burdens on our business and the businesses of our customers and our partner companies.

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

                               AXEDA SYSTEMS INC.

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

Our business is subject to changes in financial accounting standards, which may affect our reported revenue, or the way we conduct business

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants ("AICPA"), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

                               AXEDA SYSTEMS INC.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

                               AXEDA SYSTEMS INC.

business. See "RISK FACTORS - We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming."

From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "RISK FACTORS-- We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming. "

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

(c)   USE OF PROCEEDS:

    Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None during the period ending March 31, 2002. Please See Item 5.

ITEM 5: OTHER INFORMATION

          On May 7, 2002 the Company filed a proxy statement for the following purposes at its annual meeting of stockholders to be held June 17, 2002:

        1. To elect two directors to serve for a three-year term ending in the year 2005 or until their successors are duly elected and qualified;

        2. To approve an amendment to our 1999 Stock Incentive Plan to increase the number of shares authorized for issuance over the term of the plan (prior to any future automatic

                               AXEDA SYSTEMS INC.

        increase) by an additional 500,000 shares;

        3. To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2002; and

        4. To transact such other business as may properly come before our annual meeting and any adjournment or postponement thereof.

                               AXEDA SYSTEMS INC.

Item 6: Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit                               Exhibit Title
Number
3.5 Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002. (1)
3.6* Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent Technologies Inc., a Delaware corporation, dated as of January 10, 2002.
10.42+* Employment Agreement, dated January 10, 2002 by and between RAVISENT and John Roberts.
10.43+* Employment Agreement, dated January 2, 2002 by and between RAVISENT and Rich McNeal.
+ Compensation plans and arrangements for executives and others
*              Filed herewith
(1) Incorporated by reference to identical numbered exhibit to RAVISENT's current report on Form 8-K dated February 25, 2002 as filed with the Securities and Exchange Commission on February 27, 2002.

  (b) The following reports were filed on Form 8K during this period:

        On January 14, 2002 the Company filed a Form 8-K to announce the change of its corporate name to Axeda Systems, Inc. and that effective February 5, 2002 its stock symbol is XEDA on the NSDAQ exchange.

        On February 20, 2002 the Company filed a Form 8-K/A to amend the Form 8-K filed 12-21-2001 to provide the financial statements of the business (eMation Ltd.) acquired as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.

        On February 27, 2002 the Company filed a Form 8-K to announce the time, date and location for its 2002 Annual Meeting of Stockholders as well as the record date.

        On March 7, 2002 the Company filed a Form 8-K to furnish information pursuant to Regulation FD.

        On March 8, 2002 the Company filed a Form 8-K/A to replace the current report on Form 8-K filed March 7, 2002, furnished pursuant to regulation FD.

                               AXEDA SYSTEMS INC.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 10th day of May 2002.

May 14, 2002
Axeda Systems Inc.

       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
             Executive Vice President, Chief Financial Officer and Treasurer

65