Form 10-Q
period 2002-06-30
AXEDA SYSTEMS INC
filed 2002-08-14
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 For the Quarter Ended June 30, 2002

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

                                    Yes X No
                           ---------------------------

On August 12, 2002, 27,213,417 shares of the Registrant's Common Stock, $.001 par value, were outstanding.



                               AXEDA SYSTEMS INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

--------------------------------------------------------------------------------

                                      INDEX
                                                                                                             Page

Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                2

                 Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001       3
                 (unaudited).

                 Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001         4
                 (unaudited).

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001         5
                 (unaudited).

                 Notes to Consolidated Financial Statements                                                    6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         29

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    53

Part II          Other Information

Item 1            Legal Proceedings                                                                            71

Item 2            Changes in Securities                                                                        72

Item 3            Defaults Upon Senior Securities                                                              72

Item 4            Submission of Matters to a Vote of Security Holders                                          72

Item 5            Other Information                                                                            72

Item 6            Exhibits and Reports on Form 8-K                                                             73


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


PART I
ITEM 1: FINANCIAL STATEMENTS

                                                                                     June 30,       December 31,
                                                                                       2002             2001
                                                                                  ------------      ------------
                                                                                   (unaudited)
 ASSETS
 Current assets:

        Cash and cash equivalents, including restricted cash of  $1,399 in 2002
         and $2,549 in 2001 ....................................................     $  30,737       $  47,349
        Accounts receivable, net of allowance for doubtful accounts of $247 in
        2002 and $179 in 2001 ..................................................         3,590           4,623
        Inventories, net .......................................................            25           2,070
        Prepaid expenses .......................................................           555             934
        Loans receivable - officers, net .......................................          --                34
        Other current assets ...................................................           481             685
                                                                                        ------          ------

            Total current assets ...............................................        35,388          55,695

        Furniture and equipment, net ...........................................         2,463           2,567
        Goodwill ...............................................................        20,623          20,819
        Identified intangible assets, net of accumulated amortization of $1,378
         in 2002 and $192 in 2001 ..............................................         8,367           9,553
        Other assets ...........................................................           732             472
                                                                                        ------          ------

            Total assets .......................................................     $  67,573       $  89,106
                                                                                     =========       =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Current portion of notes payable .......................................     $     331       $   2,149
        Accounts payable .......................................................         3,305           5,047
        Accrued expenses .......................................................         8,119           8,928
        Income taxes payable ...................................................           407           1,075
        Deferred revenue .......................................................         2,768             926
                                                                                        ------          ------

            Total current liabilities ..........................................        14,930          18,125

     Non-current liabilities:
        Notes payable, less current portion ....................................           112             187
        Other non-current liabilities ..........................................         1,361           1,428
                                                                                         -----           -----

          Total liabilities ....................................................        16,403          19,740
                                                                                        ------          ------


     Commitments and contingencies (note 13) ...................................

     Stockholders' equity:
        Preferred stock, $.001 par value; 5,000,000 shares authorized in 2002
         and 2001, none issued or outstanding ..................................            --              --
        Common stock, $.001 par value 50,000,000 authorized; 27,728,059 shares
         issued in 2002 and 27,274,962 in 2001 .................................            28              27
        Additional paid-in capital .............................................       143,804         143,454
        Deferred stock compensation ............................................          (890)         (1,842)
        Accumulated deficit ....................................................       (90,538)        (70,953)
        Accumulated other comprehensive income .................................           146              21
        Treasury stock at cost, 603,800 shares in 2002 and 583,800 shares in 2001       (1,380)         (1,341)
                                                                                         ------          ------

            Total stockholders' equity .........................................         51,170          69,366
                                                                                         ------          ------

            Total liabilities and stockholders' equity .........................      $  67,573       $  89,106
                                                                                       =========       =========


          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                                       Three Months Ended June 30,
                                                                                       2002                2001
                                                                                 ------------------- -------------------
                                                                                     (unaudited)         (unaudited)

     Revenues:
         License ...............................................................      $      2,578       $        673
         Services and maintenance ..............................................               674               --
         Hardware ..............................................................               291                121
                                                                                      ------------       ------------

     Total revenues ............................................................             3,543                794
                                                                                      ------------       ------------
     Cost of revenues:
         License ...............................................................               782                432
         Services and maintenance ..............................................               990               --
         Hardware ..............................................................               243                104
         Software amortization .................................................               525               --
         Inventory charges .....................................................              --               13,420
                                                                                      ------------       ------------

     Total cost of revenues ....................................................             2,540             13,956
                                                                                      ------------       ------------

     Gross profit ..............................................................             1,003            (13,162)

     Research and development
         Non-cash compensation .................................................                34                116
         Other research and development expense ................................             2,090                999
     Sales and marketing
         Non-cash compensation .................................................                19               --
         Other selling and marketing expense ...................................             4,990                842
     General and administrative
         Non-cash compensation .................................................               239                 48
         Other general and administrative expense ..............................             3,076              1,588
         Provision for doubtful accounts, net of recoveries of $90 in 2002 .....               (67)               658
     Depreciation and amortization .............................................               330                389
     Special charges ...........................................................               820               --
                                                                                      ------------       ------------

             Operating loss ....................................................           (10,528)           (17,802)

     Loss on sales of assets ...................................................                37               --
     Interest (income) expense, net and other (income) expense, net ............               (90)              (681)
                                                                                      ------------       ------------


     Loss before provision for income taxes (benefit) ..........................           (10,475)           (17,121)

          Provision for income taxes (benefit) .................................              --               (1,171)
                                                                                      ------------       ------------

     Net loss ..................................................................      $    (10,475)      $    (15,950)
                                                                                      ============       ============

     Basic and diluted net loss per weighted average common share outstanding ..     $      (0.39)         $   (0.89)
                                                                                       ============       ============

     Weighted average number of common shares outstanding used in calculation of
      basic and diluted net loss per common share ..............................        26,986,387         17,840,876
                                                                                      ============       ============

          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                      Six Months Ended June 30,
                                                                                       2002                2001
                                                                                ------------------- -------------------
                                                                                   (unaudited)         (unaudited)

     Revenues:
         License ...............................................................      $      5,618       $      3,036
         Services and maintenance ..............................................             1,217                407
         Hardware ..............................................................             1,348                167
                                                                                      ------------       ------------

     Total revenues ............................................................             8,183              3,610
                                                                                      ------------       ------------
     Cost of revenues:
         License ...............................................................             1,817                955
         Services and maintenance ..............................................             1,707                 94
         Hardware ..............................................................             1,252                141
         Software amortization .................................................             1,054               --
         Inventory charges......................................................              --               13,420
                                                                                      ------------       ------------

     Total cost of revenues ....................................................             5,830             14,610
                                                                                      ------------       ------------

     Gross profit ..............................................................             2,353            (11,000)

     Research and development
         Non-cash compensation .................................................                98              1,854
         Other research and development expense ................................             4,322              3,406
     Sales and marketing
         Non-cash compensation .................................................                38                 69
         Other selling and marketing expense ...................................             9,792              4,334
     General and administrative
         Non-cash compensation .................................................             1,099                112
         Other general and administrative expense ..............................             6,094              3,877
         Provision for doubtful accounts, net of recoveries of $90 in 2002 .....               (22)               784
     Depreciation and amortization .............................................               640              2,055
     Special charges ...........................................................               820               --
                                                                                      ------------       ------------

             Operating loss ....................................................           (20,528)           (27,491)

     (Gain) loss on sales of assets ............................................                37            (52,037)
     Interest (income) expense, net and other (income) expense, net ............              (310)            (1,047)
                                                                                      ------------       ------------

     Income (loss) before provision for income taxes (benefit) .................           (20,255)            25,593

          Provision for income taxes (benefit) .................................              (668)             1,808
                                                                                      ------------       ------------

     Net income (loss) .........................................................      $    (19,587)      $     23,785
                                                                                      ============       ============



     Basic net income (loss) per weighted average common share outstanding......     $      (0.73)      $       1.35
                                                                                      ============       ============

     Diluted net income (loss) per weighted average common share outstanding...      $      (0.73)      $       1.30
                                                                                      ============       ============

     Weighted average number of common shares outstanding used in calculation of
      basic net income (loss) per common share................................          26,888,325         17,629,136
                                                                                      ============       ============

     Weighted average number of common shares outstanding used in calculation of        26,888,325         18,284,292
      diluted net income (loss) per common share................................      ============       ============


          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                 --------------------------------------
                                                                                        2002               2001
                                                                                 ------------------- ------------------
                                                                                    (unaudited)         (unaudited)
     Cash flows from operating activities:
       Net income (loss) .......................................................         $(19,587)      $ 23,785
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization .........................................            1,694          2,055
         (Gain) loss on sales of assets ........................................              371        (52,037)
         Non-cash compensation and other expenses ..............................            1,220          1,602
         Deferred income taxes .................................................             --              564
         Provision for doubtful accounts .......................................               68          1,645
         Provision for inventory ...............................................             --           13,930

       Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
         Accounts receivable ...................................................              965          2,607
         Inventories ...........................................................            2,045         (1,325)
         Loan receivable--officer ..............................................               34             35
         Prepaid expenses and other current assets .............................              583         (1,713)
         Goodwill, other assets and intangible assets ..........................             (224)        (1,486)
         Accounts payable ......................................................           (1,582)        (7,677)
         Accrued expenses and other non-current liabilities ....................             (861)         1,500
         Income taxes payable ..................................................             (668)         1,760
         Deferred revenue ......................................................            1,842         (1,128)
                                                                                         --------       --------
     Net cash used in operating activities .....................................          (14,100)       (15,883)
                                                                                         --------       --------

     Cash flows from investing activities:
       Capital expenditures ....................................................             (797)          (353)
       Net proceeds from sales of assets .......................................             --           68,112
                                                                                         --------       --------
     Net cash provided by (used in) investing activities .......................             (797)        67,759
                                                                                         --------       --------

     Cash flows from financing activities:
       Repayments under capital lease obligations ..............................             --              (38)
       Net proceeds from exercise of stock options and warrants ................               53          1,502
       Repayments of long-term debt ............................................           (1,893)          --
                                                                                          --------       --------
     Net cash provided by (used in) financing activities .......................           (1,840)         1,464
                                                                                         --------       --------

Effect of exchange rate changes on cash and cash equivalents.....................             125            (20)
                                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents............................          (16,612)        53,320

Cash and cash equivalents, including restricted cash of $1,399 in 2002 and $2,549 in 2001:

 Beginning of period............................................................           47,349          9,615
                                                                                      ------------     ----------

End of period  .......................................... .. ...................          $30,737        $62,935
                                                                                       ============    ===========

Supplemental disclosure of non-cash investing and financing activities:

    Settlement of pre-acquisition liability related to acquisition of eMation ..              $ 160                $ -
    Fair value of 20,000 shares of Axeda common stock received in connection
     with the settlement of a loan receivable ..................................                 39                  -

Supplemental disclosure of cash flow information:

    Interest paid...................... .......................................               $  67                $ 1
    Income tax refund...........................................................               (308)                 -

          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(Information with respect to June 30, 2002 and 2001 is unaudited)

1)       Summary of Significant Accounting Policies

a)       Description of Business (note 6, note 7 and note 8)

         Axeda Systems Inc. ("we", "our", "us" or "Axeda"), which changed its name from RAVISENT Technologies Inc. in January 2002, develops, markets and sells software products and technologies used by multiple industries and customers worldwide for Device Relationship Management ("DRM") Systems, data visualization, data acquisition and control and communication through the Internet. We distribute our DRM products through direct sales to original equipment manufacturers ("OEM's") and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices for DRM in the United States, Japan, France, Israel and the Netherlands.

         During the quarter ended June 30, 2002, our revenues were substantially generated from selling DRM solutions, digital video solutions to personal computer ("PC") OEMs and inventories. During 2001 our revenues were substantially generated from selling digital video solutions and Internet appliance ("IA") devices to PC, consumer electronics ("CE") and IA OEM's. In December 2001, we purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, for the purpose of acquiring a company with greater opportunity than our existing product line. As a result of the acquisition, we are a provider of DRM solutions. See note 6-Acquisition for the description and accounting for the acquisition of eMation.

         Prior to June 2002 we also designed, developed, licensed and marketed core-based modular software solutions that enabled digital video and audio stream management in PC systems. Our PC solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on existing personal computers. Our digital video products customers consisted principally of PC and computer graphics card OEM's. In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we are exiting the digital media market (note 8).

         In March 2001, we sold the assets of our CE and IA businesses (note 7).

         We have sustained significant operating losses and negative cash flows from operations since our inception. For the six months ended June 30, 2002 and 2001, our net losses excluding gains on sales of assets, were $19.6 million and $28.3 million, respectively. We plan to continue to invest in product development and sales and marketing. There can be no assurances that we will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through 2003.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b)       Basis of Presentation

         Our interim consolidated financial statements for the three and six months ended June 30, 2002 and 2001, included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring items, as well as the accounting changes to adopt SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," necessary to present fairly our financial position at June 30, 2002, the results of our operations for the three and six months ended June 30, 2002 and 2001 and our cash flows for the six months ended June 30, 2002 and 2001. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2001. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

c)       Principles of Consolidation

         The consolidated financial statements include the financial statements of Axeda Systems Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

d)       Cash and Cash Equivalents

         For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

e)       Revenue Recognition

         In 2001, our primary revenue categories consisted of: software licenses for PC and CE products, including DVD; IA products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards (note 7 and note 8). Since December 2001, we license our DRM system products to customers in the industrial, building automation, technology, medical instrumentation and office and semiconductor equipment industries (note 6).

         We recognize software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). License revenues are recognized in the period in which the license agreement is signed, the fee is fixed and determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable. Royalties representing software license fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from us and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to notify us within 15 to 30 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, we record the revenue in the quarter following the sale of the licensee's products to our customers.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         For software arrangements that include multiple elements, SOP 97-2 requires us to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual value method. Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training or consulting, is based upon our separate sales of these services to other customers.

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

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates or fixed fees, and we generally recognizes revenue as these services are performed.

         We recognize services revenues in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

f)       Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and returns, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.


g)       Foreign Currency Translation

         We consider the functional currency of our foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to our operating results in any period presented.

h)       Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO"). Inventories are net of reserves of approximately $5.9 million and $21.3 million at June 30, 2002 and December 31, 2001, respectively.

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

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company's treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from three to five years.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

j)        Computation of Net Income (Loss) Per Share

         We compute earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Potential common shares are excluded from the calculation if their effect is anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share data):

i)       Three Months Ended June 30, 2002

              Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.47 were outstanding during the three months ended June 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.9 million options that are vested, with a weighted average exercise price of $3.06, of which 1.3 million are vested and in the money, with a weighted average exercise price of $1.06. The options have various expiration dates during the next 10 years.

              Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the three months ended June 30, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.28. The warrants are fully vested and have various expiration dates during the next 5 years.

ii)      Six Months Ended June 30, 2002

              Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.47 were outstanding during the six months ended June 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.9 million options that are vested, with a weighted average exercise price of $3.06, of which 1.5 million are vested and in the money, with a weighted average exercise price of $1.26. The options have various expiration dates during the next 10 years.

              Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the six months ended June 30, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and exercisable, with a weighted average exercise price of $0.28. The warrants expire at various dates during the next 5 years.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

iii)     Three Months Ended June 30, 2001

              Options to purchase approximately 1.6 million shares of common stock with a weighted-average exercise price of $4.30 were outstanding during the three months ended June 30, 2001 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 0.5 million options that are vested, with a weighted average exercise price of $5.95, of which 0.03 million are vested and in the money, with a weighted average exercise price of $0.03.

              Warrants to purchase approximately 0.3 million shares of common stock with a weighted-average exercise price of $1.35 were vested and outstanding during the three months ended June 30, 2001, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.22. The warrants expire have at various dates during the next 5 years.

iv)      Six Months Ended June 30, 2001

                                        For the Six Months Ended June 30, 2001
                                         (in thousands, except per share data)
                                         -------------------------------------
                                            Income        Shares      Per-Share
                                          (Numerator)  (Denominator)   Amount
                                          -----------  --------------  --------

     Net income available to common
     stockholders ......................    $23,785

     Basic EPS
        Net income available to common
         stockholders ..................     23,785         17,629       $  1.35
                                             ======         ======      ========

     Effect of Dilutive Securities
      Warrants ..........................      --              221
      Outstanding options ...............      --               53
      Contingently issuable shares ......      --              381
                                             ------         ------      --------
     Diluted EPS
       Net income available to common
        stockholders and assumed conversions $23,785        18,284       $  1.30
                                             =======        ======      ========

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

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

k)       Stock Options

         We account for our employee stock-based compensation plans using the intrinsic value method. As such, deferred compensation is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. We record and measure deferred compensation for options granted to non-employees at their fair value. Deferred compensation is expensed over the vesting period of the stock option.

l)       Intangible Assets and Goodwill

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141)" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce must be recognized and reported in goodwill. SFAS 142, which was effective January 1, 2002, requires that intangible assets with indefinite useful lives should not be amortized until their lives are determined to be finite and all other intangible assets with finite lives must be amortized over their useful lives to their estimated residual values. SFAS 142 also requires that goodwill not be amortized, but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually or between annual tests upon the occurrence of certain events or upon certain changes in circumstances. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See "Impairment of Long-lived Assets," below.

         We adopted SFAS 141 in 2001. Effective July 1, 2001, we adopted certain provisions of SFAS 142, as required in the transition guidance contained therein, and adopted the remaining provisions on January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required us to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. We reviewed the balances of goodwill and identifiable intangibles and determined that we did not have any amounts that were required to be reclassified from goodwill to identifiable intangible assets, or vice versa. We also reviewed the useful lives of our identifiable intangible assets and determined that the original estimated useful lives remain appropriate. We completed the transitional goodwill impairment test and determined that we did not have a transitional impairment of goodwill.

         As required by SFAS 142, we have not amortized goodwill associated with acquisitions completed after June 30, 2001 for any period presented and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, we amortized goodwill associated with the pre-July 1, 2001 acquisitions over four years using the straight-line method. Identifiable intangible assets (acquired technology, patent applications and customer base) are currently amortized over two or five years using the straight-line method. Refer to notes 4 and 5 for further discussion of our intangible assets and goodwill.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

m)       Impairment of Long-Lived Assets

         We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, we determine if the carrying amount of the Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. If the carrying amount exceeds the implied fair value, we will record an impairment charge for the excess, if any, but not in an amount in excess of the carrying amount, in the period in which the determination of an impairment is made. As of June 30, 2002, we do not have goodwill that we consider to be impaired.

         On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no adjustment required upon adoption of SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement, but broadens that presentation to include a component of an entity (rather than a segment of a business). We do not have any long-lived assets we consider to be impaired.

n)       Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

o)       Recent Accounting Pronouncements

         In July 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3")." SFAS 146 replaces EITF 94-3. We do not expect the adoption of SFAS 146 to have a significant impact on our results of operations, financial position or cash flows.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2)       Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                                                     Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                         --------                    --------
                                                    2002          2001             2002           2001
                                                 ------------- --------------   -----------  ------------

     Net income (loss) .....................      $(10,475)      $(15,950)      $(19,587)      $ 23,785
     Foreign currency translation adjustment           201             (3)           125            (20)
     Unrealized gain on available-for-sale
     investment ............................          --              (39)          --              (21)
                                                  --------       --------       --------       --------

     Comprehensive income (loss) ...........      $(10,274)      $(15,992)      $(19,462)      $ 23,744
                                                  ========       ========       ========       ========


3)       Inventories

          Inventories, net consist of the following (in thousands):
                          June 30,    December 31,
                           2002          2001
                         ---------    --------

     Raw materials ...      $25        $  936
     Finished products       --         1,134
                            ---        ------

     Inventories, net       $25        $2,070
                            ===        ======

4)       Intangible Assets

       Acquired intangible assets that are subject to amortization at June 30, 2002 and December 31, 2001, consist of the following (in thousands):

                                              Gross Carrying Amount            Accumulated Amortization
                                              ---------------------            ------------------------
                                           June 30,        December 31,       June 30,      December 31,
                                             2002              2001             2002           2001
                                         --------------   ---------------    -----------    ------------
      Developed technology                     $ 1,378         $ 1,378           $402               $ 55
      Core technology                            7,055           7,055            823                116
      Patent applications                          990             990            115                 16
      Customer base                                322             322             38                  5
                                                   ---             ---            ---                ---

           Total                               $ 9,745         $ 9,745          $1,378              $ 192
                                               =======         =======          ======              =====

       Aggregate amortization expense was approximately $591,000 and $1,186,000 for the three and six months ended June 30, 2002, respectively. Estimated aggregate expense for the six-month period from July 1, 2002 to December 31, 2002, and each of the years thereafter, is as follows (in thousands):


                                                    Charged to:
                                                    -----------
                                                Cost of    Operating
                                        Total   revenues    expense
                                        -----   --------    -------
     Period ending December 31,
     2002 ..................... ..... $ 1,181   $ 1,050     $ 131
     2003 ..................... ......  2,305     2,043       262
     2004 ..................... ......  1,673     1,411       262
     2005 ..................... ......  1,673     1,411       262
     2006 ..................... ......  1,535     1,294       241

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5)       Goodwill

     The changes in the gross carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):
                                                           DRM Systems
                                                           -----------
        Balance as of December 31, 2001 ......................$ 20,819
        Goodwill adjustments during the period, net ............ (196)
                                                                 -----
        Balance as of June 30, 2002 ..........................$ 20,623
                                                              ========

     Goodwill adjustments primarily represent increases for additional professional fees related to the purchase of eMation of approximately $76,000 and adjustments to liabilities assumed on the date of acquisition of approximately $272,000 that were settled at amounts less than the present values estimated on the date of the acquisition.

     Goodwill acquired in 2001 is not expected to be deductible for income tax purposes.

     Summarized below are the effects on net income (loss) and net income (loss) per share data, if we had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                            For Three Months Ended June 30,
                                            -------------------------------
                                               2002            2001
                                           -----------      ---------

     Reported net income (loss) .......      $(10,475)      $  (15,950)
     Add Back:  Goodwill amortization .          --                286
                                             --------       ----------
     Adjusted net income (loss) .......      $(10,475)      $  (15,664)
                                             ========       ==========


     Basic earnings (loss) per share:
       Reported net income (loss) .....      $  (0.39)      $  (0.89)
       Goodwill amortization ..........          --             0.01
                                             --------       ----------
       Adjusted net income (loss) .....      $  (0.39)      $  (0.88)
                                             ========       ==========


     Diluted earnings (loss) per share:
       Reported net income (loss) .....      $  (0.39)      $  (0.89)
       Goodwill amortization ..........          --             0.01
                                             --------       ----------

       Adjusted net income (loss) .....      $  (0.39)      $  (0.88)
                                             ========       ==========



                                            For Six Months Ended June 30,
                                                 2002             2001
                                         ---------------     ---------------

     Reported net income (loss) .......      $  (19,587)      $   23,785
     Add Back:  Goodwill amortization .            --              1,730
                                             ----------       ----------
     Adjusted net income (loss) .......      $  (19,587)      $   25,515
                                             ==========       ==========

     Basic earnings (loss) per share:
       Reported net income (loss) .....      $   (0.73)        $    1.35
       Goodwill amortization ..........            --               0.10
                                             ----------       ----------
       Adjusted net income (loss) .....      $  (0.73)        $     1.45
                                             ==========       ==========

     Diluted earnings (loss) per share:
       Reported net income (loss) .....      $    (0.73)      $     1.30
       Goodwill amortization ..........            --               0.10
                                             ----------       ----------
       Adjusted net income (loss) .....      $    (0.73)      $     1.40
                                             ==========       ==========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6)       Acquisition

     On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, a developer of Internet-based solutions that extract and manage information from intelligent devices and make that information available to people and business systems. We acquired eMation to acquire a company with greater opportunity than our existing product line. As a result of the acquisition, we are a provider of DRM solutions worldwide. We also expect to reduce costs through economies of scale. The results of eMation's operations are included in our consolidated financial statements since the date of acquisition.

     We acquired eMation in consideration for: 8 million shares of Axeda common stock, valued at approximately $17.4 million; the assumption of 1,428,710 shares of Axeda common stock reserved for issuance upon exercise of assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of Axeda common stock issued at closing pursuant to our 1999 Stock Incentive Plan exercisable at $2.14; and warrants exercisable for up to 7,000 shares of Axeda common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. The aggregate value of these issued and assumed options and warrants was approximately $2.6 million. The total combined value of the securities assumed and issued was approximately $20 million and we incurred transaction costs of approximately $3.4 million related to the eMation acquisition, for an aggregate purchase price of $23.4 million. We also issued or assumed warrants at closing exercisable for up to 115,238 shares of Axeda common stock with exercise prices ranging from $2.14 to $21.51 per share to holders of warrants exercisable for shares of eMation. We also assumed approximately $5 million of eMation net debt. The acquisition was recorded under the purchase method of accounting.

         Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2001 as if the acquisition occurred on January 1, 2001. The unaudited pro forma financial information for the three and six months ended June 30, 2001 does not necessarily reflect the results of operations that would have resulted had the acquisition occurred on January 1, 2001, nor is it necessarily indicative of future results (in thousands except per share data).
                                           Three Months Ended   Six Months Ended
                                             June 30, 2001        June 30, 2001
                                              -------------      ------------
     Revenues ...........................     $    3,406         $    8,868
                                               ===========        ==========

     Net income (loss) ..................     $  (20,080)         $   15,500
                                               ==========         ==========

     Basic net income  (loss) per  weighted
      average common share outstanding .....  $    (0.78)            $  0.60
                                               ==========          ==========

     Diluted net income  (loss) per weighted
      average common share outstanding......    $  (0.78)            $   0.58
                                               ==========          ==========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7)       Sales of Assets

a)       Sale of Consumer Electronics Assets

         On March 1, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets related to our CE business to STMicroelectronics NV ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the CE business. In connection with the sale, we and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to our former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of ours entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million remains held in escrow by a third party for indemnification purposes until September 2002 and is included in restricted cash in the consolidated balance sheet as of June 30, 2002. In connection with the asset sale, we and certain of our subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products (note 7b) and PC products.

         We recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale price .....................................      $ 55,602
     Accounts receivable acquired ...................          (261)
     Accrued expenses assumed .......................           137
     Net book value of deferred stock compensation ..          (498)
     Net book value of furniture and equipment sold .        (2,036)
     Net book value of goodwill and intangible assets          (968)
     Other assets ...................................           (18)
     Employee transition and inducement costs .......        (2,956)
     Professional and legal fees ....................        (1,487)
                                                           --------

     Gain on sale of CE assets ......................      $ 47,515
                                                           ========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

b)       Sale of Internet Appliance Assets

         On March 23, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets related to our IA business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the IA business, including those purchased from Teknema. Certain employees of ours entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002. In March 2002, we received $1.3 million, including interest of approximately $0.05 million, of the amount held in escrow. The remaining escrow balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix and is included in restricted cash in the consolidated balance sheet as of June 30, 2002. We are unable to predict the resolution of this matter, or reasonably estimate any amount of loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix has not yet filed an answer or counterclaim, and no hearing date has yet been set.




         We recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

     Sale Price .....................................      $ 18,000
     Prepaid expenses ...............................          (954)
     Net book value of deferred stock compensation ..          (121)
     Net book value of furniture and equipment sold .          (466)
     Net book value of goodwill and intangible assets       (10,586)
     License fee ....................................          (250)
     Employee transition and inducement costs .......          (763)
     Professional and legal fees incurred ...........          (338)
                                                           --------

     Gain on sale of IA assets ......................      $  4,522
                                                           ========

c)       Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents our results of operations for the six months ended June 30, 2001, as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses, amortization of goodwill, the gains recorded upon the dispositions and income taxes. The unaudited pro forma financial information for the six months ended June 30, 2001 does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001 (in thousands except per share data).

                                                          Six Months Ended
                                                            June 30, 2001
                                                            -------------

     Revenues ...........................................      $  3,163
                                                               ========

     Net loss ...........................................      $(21,231)
                                                               ========

     Basic  and  diluted  net loss per  weighted  average
      common share outstanding ..........................      $  (1.20)
                                                                ========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8)       Transaction with Sonic Solutions

         In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we are exiting the digital media market (see discussion of Services, below) and, as of June 30, 2002, have terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. Under the terms of the Agreement, Sonic paid us $2 million for the exclusive and perpetual license to all of the intellectual property ("IP") of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment ("the "Equipment"). The Equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling approximately $106,000. These inducements were paid in June 2002 and are included in special charges in the accompanying statements of operations. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. We recorded a charge for the three and six months ending June 30, 2002 of approximately $24,000 related to the modifications, which is included in special charges in the statements of operations. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We will provide the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. If Sonic wishes to maintain the Services agreement through December 31, 2002, then Sonic will pay Axeda $422,777, which approximates our cost, for the Services provided from August to December 31, 2002, pro rated to the date of termination of the Services. The Services fees will be recognized on a straight-line basis as services revenues as Sonic utilizes the Services from August to December 2002 and are payable semi-monthly in arrears on the 15th and 30th of each month beginning August 2002.

         Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement (note 1e), and because we are providing the Services to Sonic after the initial delivery of the licensed IP, we are recognizing the $2 million license fee on a straight-line basis over seven months, which is the period that we have agreed to provide the Services. For the three and six months ended June 30, 2002 we have recognized approximately $286,000 of license revenues under this arrangement. Except for the amortization of the license fee and the Services fees described above, we do not expect to record material revenues related to our PC business subsequent to June 30, 2002. Approximately $166,000 of the net book value of the Equipment was charged to expense and is included in special charges in the accompanying statements of operations. The remaining net book value of the Equipment of $165,000, which is attributed to Equipment that will continue to be utilized by our employees who have not been offered and who have not accepted employment offers from Sonic prior to December 31 2002, is being amortized over the seven-month term of the Services.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and in July 2002 we terminated our lease for this facility. The original term of the lease ended in March 2005 and, as of June 30, 2002, would have required minimum lease payments totaling $779,000 plus operating expenses of approximately $264,000. We paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, in July 2002 to the lessor as an inducement to cancel the lease. We also paid $210,000 in cash in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying statements of operations.



         A summary of special charges recorded in the quarter, all in connection with our exit from the PC business, is as follows:

                                              Amount
          Description                       ($-`000's)
          -----------                       ----------
          Net book value of equipment ..       $166
          Employee termination expenses         130
          Inducements to other employees         11
          Lease termination costs ......        513
                                                ---
          Total special charges ........       $820
                                               ====

9)       Notes Payable

        a)       Note Payable - Bank Leumi

         In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, we acquired the balance of $1,650,000 of eMation's amount outstanding under a $1,700,000 line of credit with Bank Leumi in Israel. The line of credit was paid in full in January 2002, including interest of approximately $21,000.

        b)       Equipment Line of Credit

         As of June 30, 2002, we had approximately $406,000 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment through September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results.

         As of June 30, 2002, we were in compliance with all of our covenants to EVP.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10)      Accrued Expenses

     Accrued expenses consist of the following:
                                                   June 30,   December 31,
                                                     2002        2001
                                                   --------   --------
     Legal and professional fees ............      $1,449      $2,708
     Payroll and related costs ..............       2,860       2,951
     Severance ..............................         413         899
     Unutilized leased facility .............         508         107
     Royalties to Israeli government agencies         689         620
     Legal settlements ......................         277         277
     Accrued Dolby royalties ................          39         122
     Sales, excise and other taxes ..........         363         192
     Other ..................................       1,521       1,052
                                                    -----       -----
          Total .............................      $8,119      $8,928
                                                   ======      ======

11)      Equity Transactions

a)       Treasury Stock

         In May 2002 we reached an agreement with a former officer to re-pay a portion of the remaining balance of an original loan for $160,000 that was originally extended to the officer in February 2000. The officer previously paid $15,000 of the loan, leaving a balance of $145,000, which was fully reserved during the fourth quarter of 2001. Under the agreement, in June 2002, the former officer paid us $50,000 and surrendered 20,000 shares of Axeda common stock held by the former officer. On the day that we received the shares, the fair market value of our common stock was $1.97 per share. As a result, we recorded treasury stock during the quarter of $39,400 and a reduction of $90,000 to the provision for doubtful accounts.


b)       Exchangeable Preferred Stock

         In May 2002 a former principal stockholder of Cinax Designs, Inc., a company that we purchased in August 2000, exchanged 271,839 shares of exchangeable preferred stock ("preferred stock") of our subsidiary, Ravisent British Columbia Inc. ("Ravisent BC") issued in connection with the acquisition (Note 1j). Shares of our common stock issued for this transaction total 756,807 and 484,968 as of June 30, 2002 and December 31, 2001, respectively, and are recorded as issued and outstanding for financial reporting and earnings per share purposes, including 271,839 shares and 311,826 shares of preferred stock which were exchanged in 2002 and 2001, respectively. As the remaining unexchanged shares of preferred stock totaling 14,692 shares are exchanged by the preferred stockholders, such shares will be recognized as issued and outstanding. The shares of preferred stock are exchangeable, at the option of the holder at any time, on a one-for-one basis, into shares of our common stock, have an automatic redemption into shares of our common stock on August 1, 2005, and contain certain dividend restrictions, as defined.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c)       Employee Stock Options Granted

         In April 2002 we granted 260,000 stock options to employees, including 65,000 to two of our directors, with an exercise price per share equal to the fair market value of our common stock and ranging from $2.63 to $2.67.

         In February 2002 we granted 1,012,200 stock options to employees, including 100,000 to our current Chief Executive Officer ("CEO"), with an exercise price per share equal to not less than the fair market value of our common stock on the date of grant and ranging from $2.53 to $3.03.

         In February 2002 we granted 20,000 stock options to employees with an exercise price of $0.01 per share, which was less than the fair market value of our common stock on the date of grant. We have recorded approximately $50,000 of deferred stock compensation, which is being amortized over the vesting term of 2 years.

d)       Accelerated Vesting

         Under the terms of the employment agreement with our current CEO, 100,000 options with an exercise price of $0.01 per share, which were granted to the current CEO in August 2001, that, under the terms of the award would have vested from February 2002 to August 2003, were to vest in February 2002 upon the continued employment of the current CEO as of and after that date. Upon the continued employment of the current CEO as of and after February 2002, the respective options vested and were exercisable. For the six months ended June 30, 2002, we recorded a charge of approximately $164,000 on the date of the acceleration, which is included in non-cash compensation general and administrative expense in the accompanying statement of operations, for deferred stock compensation that was initially recorded in August 2001.

e)       Amendment to 1999 Stock Incentive Plan

         In June 2002 our stockholders approved the proposal to increase the number of shares available for issuance under our 1999 Stock Incentive Plan from 3,225,000 shares to 3,725,000 shares, excluding the annual automatic increase shares.


12)      Related Party Transactions

     In January 2002, under the terms of the separation agreement with our former CEO as director, we modified the terms our stock options awarded during the term of employment with us to immediately vest all remaining outstanding stock options awarded and to permit the continued exercise of the options subsequent to termination until the earlier of the expiration date for the respective options or January 9, 2005. We recorded a charge of approximately $206,000 related to the accelerated vesting, primarily for the remaining balance of deferred stock compensation that was initially recorded in June 1999 and July 2001, and $223,000 related to the modification for continued exercisability of the options, resulting primarily from the incremental intrinsic value on the date of the modification of options granted in July 1997 and July 2001. The total charge of approximately $429,000 is included in non-cash compensation general and administrative expense in the accompanying statement of operations for the six months ended June 30, 2002. In addition, we forgave loans totaling approximately $414,000, including interest of approximately $16,000. The loan forgiveness and related employment taxes, totaling approximately $600,000 were accrued and charged to general and administrative expense in December 2001.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13)      Commitments and Contingencies

     On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

     Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation". Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Exchange Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are awaiting a hearing date to be set for the motion. In connection with our initial public offering, we purchased directors and officers insurance that provides us with protection from claims made against our officers, directors or us arising from claims including but not limited to any written demand for damages and any civil, criminal, administrative, or regulatory proceedings and appeals. Certain of our employees and certain holders of 5% or more of our common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Various third parties have notified us, as well as some of our customers, that our products infringe patents held by such third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our products may infringe such patents. We are unable to predict the outcome of these matters, however we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and have accrued $375,000, which is included in other general and administrative expense in the accompanying statements of operations.


     In May 2002, we received preliminary notification from a customer, who licenses our DVD products on a per-unit basis, that the customer may have incorrectly reported to us, its sales of our products from October to December 2001. These sales were reported to us in January 2002 and were included in our license revenues for the quarter ended March 31, 2002. The notification indicated that actual sales of products by the customer to end-users may have been less than the actual units initially reported to us by the customer. We evaluated the merits of the notification, engaged the customer in discussion, and determined that the adjustment was correct and has resulted in a decrease of approximately $120,000 in both license revenues and license cost of revenues in the quarter ended June 30, 2002. We also discussed a corrective action plan with the customer that included a description of controls put in place by the customer which are designed to prevent future reporting corrections.

     In May 2002, we entered into a lease for approximately 35,000 square feet of space in an office building in the same business park as our current offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses, utilities and taxes, and will be used for research and development, sales and support and administrative activities. The lease commenced in June 2002, expires in July 2007, and provides for free rent through September 2002. We will record the net lease expense on a straight-line basis over the term of the lease. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets. We commenced our occupation of the offices in July 2002 and expect to fully occupy this facility during the third quarter of 2002 The lease for 89 Forbes Boulevard expires in July 2004 and requires minimum annual rental payments of approximately $270,000. We are actively attempting to sublease this office, but there can be no assurances that we will be able to secure another tenant on acceptable terms.

     In June 2002 we entered into a Software License Agreement ("the Agreement") with a vendor to provide server and client software that will be incorporated into our DRM Enterprise Server products beginning in August 2002. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay a minimum, non-refundable prepaid license fee of $400,000 (the "minimum license fee"), which is payable in installments. We paid $100,000 in July 2002, and are required to pay $100,000 on June 30, 2003 and the remaining $200,000 on December 15, 2003. In addition to the license fees for billable sales, we owe the vendor approximately $37,000 for a development software license fee (the "development fee") for certain of the vendor's report products to be used solely for development and test purposes. The license fee for the development software will be credited against the minimum license fee. We are also obligated to purchase annual maintenance from the vendor at a rate of 18% of the cumulative license fee for billable sales and 18% of the development fee. The annual maintenance fees are payable in advance and may not be credited against the minimum license fee.

     From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of business. Management believes the amount of the ultimate liability with respect to these claims will not materially affect our financial position, results of operations, or cash flows.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14)      Segment Information

     We operate in a single industry segment, which is the development and licensing of our technology.

     We sell and license our technology to customers primarily in North America and Europe. The net income (loss) from operations for all periods presented is derived primarily from our North American operations, which generates revenues from the following geographic regions:


                                                           Three Months Ended June 30,
                                        -------------------------------------------------------------------
Country/ Geographic Region                           2002                               2001
--------------------------                           ----                               ----
                                          $ - `000's       % of total        $ - `000's        % of total
                                          ----------       ----------        ----------        ----------
North America:
     United States                              $ 1,201             34%              $ 354              45%
     Canada                                         579             16                 255              32
                                        ----------------  -------------    ----------------    ------------
          Total - North America                   1,780             50                 609              77
                                        ----------------  -------------    ----------------    ------------


Europe:
     Germany                                        292              8                 109              14
     France                                         434             12                   6               1
     Netherlands                                    176              5                   -               -
     Switzerland                                    166              5                   -               -
     United Kingdom                                 115              3                   -               -
     Other                                          227              7                   -               -
                                        ----------------  -------------    ----------------    ------------
          Total - Europe                          1,410             40                 115              15
                                        ----------------  -------------    ----------------    ------------

Asia-Pacific:
     Israel                                          68              2                   -               -
     Japan                                          160              5                  68               8
     Other                                           89              2                   2               -
                                        ----------------  -------------    ----------------    ------------
          Total - Asia-Pacific                      317              9                  70               8
                                        ----------------  -------------    ----------------    ------------


South America - Other                                36              1                   -               -
                                        ----------------  -------------    ----------------    ------------

Total                                           $ 3,543           100%               $ 794            100%
                                        ================  =============    ================    ============

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                            Six Months Ended June 30,
                                        -------------------------------------------------------------------
Country/ Geographic Region                           2002                               2001
--------------------------                           ----                               ----
                                          $ - `000's       % of total        $ - `000's        % of total
                                          ----------       ----------        ----------        ----------
North America:
     United States                              $ 3,273             40%            $ 2,274              63%
     Canada                                       1,256             15                 858              24
                                        ----------------  -------------    ----------------    ------------

          Total - North America                   4,529             55               3,132              87
                                        ----------------  -------------    ----------------    ------------


Europe:
     Germany                                        565              7                 173               5
     France                                       1,032             13                  21               1
     Netherlands                                    439              5                   -               -
     Switzerland                                    224              3                   -               -
     United Kingdom                                 239              3                  12               -
     Turkey                                           -              -                   6               -
     Other                                          431              5                  10               -
                                        ----------------  -------------    ----------------    ------------

          Total - Europe                          2,930             36                 222               6
                                        ----------------  -------------    ----------------    ------------

Asia-Pacific:
     Israel                                         169              2                   -               -
     Japan                                          372              5                 253               7
     Other                                          122              1                   2               -

                                        ----------------  -------------    ----------------    ------------
          Total - Asia-Pacific                      663              8                 255               7
                                        ----------------  -------------    ----------------    ------------


South America - Other                                61              1                   1               -

                                        ----------------  -------------    ----------------    ------------

Total                                           $ 8,183           100%             $ 3,610            100%
                                        ================  =============    ================    ============

15)      Segment Reporting

     Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the six months ended June 30, 2002 we had three reportable segments: device relationship management ("DRM") systems, personal computer ("PC") and Internet appliance ("IA") (note 6, note 7 and note 8). For the six months ended June 30, 2001, we also had a consumer electronics ("CE") segment.

     DRM Systems: Created as a result of the acquisition of eMation in December 2001 (note 6), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRMTM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     PC: This segment designs, develops, licenses and markets core-based modular software solutions that enable digital video and audio stream management in PC systems. The segment also provides supporting hardware designs to selected customers as well as customization services and customer support. The segments solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on personal computers (note 8).

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

     IA: Our Internet technology segment was involved in the development of products for the emerging market in information appliances. The segment sold IA hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This segment provided us with a number of Internet-related products, including an efficient web browser, and several IA reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone (note 7b). Revenues from this segment are the result of the sales of remaining inventories purchased for this business.

     We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income nor allocated assets to individual operating segments.

                                                      Three Months Ended June 30,
                                               -------------------------------------------
                                                         2002                  2001*
                                               ---------------------  --------------------
                                                            % Total               % Total
                                               ($-`000's)   revenues  ($-`000's)  revenues
                                               ----------   --------  ----------  --------
     Revenue:
         DRM Systems ........................     $ 2,204       62%      $ --         -%
         PC .................................       1,070       30         719       91
         IA .................................         269        8          75        9
         CE .................................        --        --          --       --
                                                   ------      ---        ----      ---

                   Total ....................      $3,543      100%       $794      100%
                                                   ======      ====      =====      ====
     Gross profit :
         DRM Systems (excluding software
          amortization of $525 in 2002) .....      $  993       28%      $  --      -%
         PC .................................         508       14         241       31
         IA (excludes inventory charges  of
          $13,420 in 2001)...................          27        1          17        2
         CE .................................        --        --          --       --
                                                   ------     -----       -----   -----
     Total (excludes software amortization of
      $525 in 2002 and inventory charges of
      $13,420 in 2001) ...........................$ 1,528       43%      $ 258       33%
                                                   ======      =====     ======     ====

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                          Six Months Ended June 30,
                                                 -------------------------------------------
                                                          2002                2001*
                                                 --------------------  ---------------------
                                                             % Total              % Total
                                                 ($-`000's)  revenues  ($-`000's)  revenues
                                                 ----------  --------  ----------  --------
     Revenue:
         DRM Systems ........................      $4,698       57%      $ --         -%
         PC .................................       2,177       27        3,088       85
         IA .................................       1,308       16          101        3
         CE .................................        --        --           421       12
                                                   ------      ---       ------      ---

                   Total ....................      $8,183      100%      $3,610      100%
                                                   ======      ====      ======      ====

     Gross profit:
         DRM Systems (excluding software
          amortization of $1,054 in 2002)....      $2,488       30%      $ --          0%
         PC .................................         861       11        2,078       58
         IA  (excludes inventory charges of
          $13,420 in 2001) ..................          58        1           15      --
         CE .................................        --        --           327        9
                                                   ------      ---       ------      ---
     Total (excludes software amortization of
     $1,054 in 2002 inventory charges of
     $13,420 in 2001)                              $3,407       42%      $2,420       67%
                                                   ======      ====      ======      ====


* - Does not include eMation, which was acquired in December 2001 (note 6).

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events of future results to differ from those discussed herein. Such factors include, but are not limited to: the transition in businesses we are currently undergoing; fluctuating quarterly operating results; uncertainties in the market for DRM systems and the potential for growth in the pervasive computing market; declining sales of our legacy products; the current economic slowdown and our dependence on the cyclical software industry; our ability to integrate acquisitions; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth and attract and retain additional personnel; the long sales cycle for DRM systems; limited distribution channels; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; our ability to raise capital; the potential for NASDAQ delisting if the trading price of our stock remains below $1.00; risks from international operations; and others discussed in this section and in Item 3 under "Factors That May Affect Future Results." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

The following is a summary of the topics of Management's Discussion And Analysis of Financial Condition and Results of Operations and where they can be found in this section:

     Description                                                                 Page(s)
     ----------------------------------------------------------------------     --------
     Overview and Recent Events ...........................................     30 - 33
     ----------------------------------------------------------------------     --------
     DRM ..................................................................        33
     ----------------------------------------------------------------------     --------
     Results of Operations - Three Months Ended June 30, 2002 and 2001 ....     34 - 38
     ----------------------------------------------------------------------     --------
     Results of Operations - Six Months Ended June 30, 2002 and 2001 ......     39 - 44
     ----------------------------------------------------------------------     --------
     Acquired In-process Research and Development .........................       45
     ----------------------------------------------------------------------     --------
     Liquidity and Capital Resources ......................................     46 - 48
     ----------------------------------------------------------------------     --------
     Critical Accounting Policies .........................................     49 - 52
     ----------------------------------------------------------------------     --------
     Recent Accounting Pronouncements .....................................        52
     ----------------------------------------------------------------------     --------

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Recent Events

In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we are exiting the digital media market (see discussion of Services, below) and, as of June 30, 2002, have terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. To date we have been unable to cancel or assign one customer contract, which, if not cancelled, will result in equal amounts of license revenues and cost of license revenues through December 31, 2002, when the contract with that customer expires. Under the terms of the Agreement, Sonic paid us $2 million for the exclusive and perpetual license to all of the intellectual property ("IP") of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment ("the "Equipment"). The Equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling approximately $106,000. These inducements were paid in June 2002 and are included in special charges in the accompanying statements of operations. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. We recorded a charge for the three and six months ending June 30, 2002 of approximately $24,000 related to the modifications, which is included in special charges in the statements of operations. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We will provide the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. If Sonic wishes to maintain the Services agreement through December 31, 2002, then Sonic will pay Axeda $422,777, which approximates our cost, for the Services provided from August to December 31, 2002, pro rated to the date of termination of the Services. The Services fees will be recognized on a straight-line basis as services revenues as Sonic utilizes the Services from August to December 2002 and are payable semi-monthly in arrears on the 15th and 30th of each month beginning August 2002.

Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement (note 1e), and because we are providing Services to Sonic after the initial delivery of the licensed IP, we are recognizing the $2 million license fee on a straight-line basis over seven months, which is the period that we have agreed to provide the Services. For the three and six months ended June 30, 2002 we have recognized approximately $286,000 of license revenues under this arrangement. Except for the amortization of the license fee and the Services fees described above, we do not expect to record material revenues related to our PC business subsequent to June 30, 2002. Revenues and gross profit for our PC business for the six months ended June 30, 2002 were approximately $2.2 million and $0.9 million, respectively. Revenues and gross profit for our PC business for the six months ended June 30, 2001 were approximately $3.1 million and $2.1 million, respectively. Approximately $166,000 of the net book value of the Equipment was charged to expense and is included in special charges in the accompanying statements of operations. The remaining net book value of the Equipment of $165,000, which is attributed to Equipment that will continue to be utilized by our employees who have not been offered and who have not accepted employment offers from Sonic prior to December 31 2002, will be amortized over the seven-month term of the Services.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In May 2002 we vacated our offices in San Jose, California, and in July 2002 we terminated our lease for this facility as part of our strategy to exit the PC business. The original term of the lease ended in March 2005 and, as of June 30, 2002, would have required minimum lease payments totaling $779,000 plus operating expenses of approximately $264,000. We paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, in July 2002 to the lessor as an inducement to cancel the lease. We also paid $210,000 in cash in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying statements of operations.

The quarter ending June 30, 2002 marked the second period in which we reported a full quarter's activity of Axeda Systems, Ltd. (formerly eMation, Ltd. ("eMation"), a private company organized under the laws of the State of Israel, which we acquired on December 7, 2001. The acquisition provided us with an immediate entry into the enterprise software and services market. We now provide a new category of enterprise software products called Device Relationship Management ("DRM"), which allows companies to utilize the Internet or wireless communications to access and exploit hidden information within remote machines, devices and facilities. For the three months ended June 30, 2002 revenues from our DRM business were approximately $2.2 million or 62% of our total revenues for the quarter. Excluding non-cash software amortization, gross profit for the DRM business was approximately $1.0 million or 45% of our total DRM revenues.

Over the course of 2001 we completed several transactions transforming our product offerings and shifting the markets in which we compete. Prior to March 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in PC systems, CE devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others. Our product offerings included a software or hardware Internet set-top box solution, which included all of the intellectual property, software, hardware design and manufacturing design necessary for a manufacturer or Internet service provider to launch an affordable product and Nucleo, a hardware reference design based on our ARM-7500 processors with e-SurferTM - a thin customizable browser designed specifically for Internet appliances.

During the first quarter of 2001 we sold substantially all of the assets of our consumer electronics ("CE") and Internet appliance ("IA") businesses and in the process raised approximately $73.6 million, enabling us to pursue other strategic alternatives. Effective as of March 1, 2001, pursuant to an asset acquisition agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our CE business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, STMicroelectronics). The assets sold and licensed included contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the CE business. In addition, approximately 76 of our employees, most of whom were associated with our CE business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million in cash consideration, of which $0.7 million is being held by a third party in escrow for indemnification purposes until September 2002. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products and our PC products. In addition, we agreed not to compete in significant aspects of the CE market until March 1, 2006. Revenues and gross margin for the CE business totaled approximately $0.4 million, or 12% of total revenues, and $0.3 million, or 14% of total gross profit, respectively, for the six months ended June 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets, excluding inventory, related to our IA business to Phoenix Technologies Ltd., a Delaware corporation, for $18 million in cash consideration, of which $1.8 million was being held in escrow by a third party for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $550,000 be disbursed to Axeda. Phoenix has not yet filed an answer or counterclaim, and no hearing date has yet been set. We are unable to predict the resolution of this matters, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold included certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix Technologies. Revenues and gross margin for the IA business totaled approximately $0.3 million, or 8% of total revenues, and less than $0.1 million, or 2% of total gross profit excluding software amortization for the six months ended June 30, 2002. Revenues and gross margin for the IA business totaled approximately $0.08 million, or 9% of total revenues, and $0.02 million, or 7% of total gross profit excluding inventory charges for the quarter ended June 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period. [In the future, any revenue and gross margins, from this business are expected to be nominal as inventory is either sold in the open market or scrapped.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. ("eMation"), pursuant to a share purchase agreement amended and restated as of October 5, 2001, in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable at $2.14 for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued warrants at closing exercisable for up to 108,238 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. The total combined value of the securities assumed and issued was approximately $20 million. Pursuant to the lock-up agreement executed by each selling eMation shareholder, each shareholder agreed not to directly or indirectly transfer any shares or rights relating to the shares of Axeda common stock received pursuant to the share purchase agreement until the one year anniversary of the closing, subject to certain exceptions. Axeda common stock issued and to be issued to the selling eMation shareholders will not be registered at the time of issuance.

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We also paid sign-on bonuses of $0.3 million to three of eMation's executives. In connection with the acquisition, we expensed $3.1 million of the purchase price as acquired in-process research and development ("IPR&D") and recorded identifiable intangible assets and goodwill of approximately $9.7 million and $20.8 million, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), certain provisions of which were adopted in 2001 and the remaining provisions on January 1, 2002, we no longer amortize goodwill, but instead test it for impairment at least annually and at the same time every year.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We believe that comparing different periods of our operating results is not meaningful and you should not rely on the results for any previous period as an indication of our future performance because our business model has changed significantly since the sale of assets as described above and has further changed with the acquisition of eMation in December 2001 and the license to Sonic in May 2002. We expect our future license and services and maintenance revenues to be increasingly driven by our DRM products and services. We acquired eMation, founded in 1988, in December 2001. eMation historically derived its main source of revenue from its industrial automation products, which are now component sof our DRM system. While we continue to sell the components of the DRM system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business. We expect that sales of these product will decrease in the future as we devote most of our resources to the development and support of our DRM system.

In the quarter ending June 30, 2002, two customers ATi Technologies Inc. and Sonic Solutions accounted for 15% and 9%, respectively, of our total revenues and 19% and, 19%, respectively, of our total gross profit excluding software amortization. As we continue to shift our strategic focus to our recently acquired DRM business, we expect early adopters of the DRM technology to significantly influence our revenue results.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                             (Amounts in thousands)

                                                                         Three Months Ended June 30,
                                                            ------------------------------------------------------
                                                                    2002                       2001
                                                            -----------------------    ---------------------------
                                                                      Percentage of                 Percentage of
                                                            Amount      Revenues        Amount        Revenues
                                                            ------      --------        ------        --------

Revenues:
       License ......................................      $  2,578          72.8%     $    673              84.8%
       Services and maintenance .....................           674          19.0          --                 --
       Hardware .....................................           291           8.2           121              15.2
                                                                ---           ---           ---              ----

         Total revenues .............................         3,543         100.0           794             100.0
                                                              -----         -----           ---             -----

    Cost of revenues:
       License ......................................           782          22.1           432              54.4
       Services and maintenance .....................           990          27.9          --                 --
       Hardware .....................................           243           6.9           104              13.1
       Software amortization ........................           525          14.8          --                 --
       Inventory charges ............................          --             --          13,420          1,690.2
                                                              -----         -----         -----           -------

         Total cost of revenues .....................         2,540          71.7        13,956           1,757.7
                                                              -----         -----        ------           -------


    Gross profit ....................................         1,003          28.3       (13,162)         (1,657.7)

    Research and development
        Non-cash compensation .......................            34           1.0           116              14.6
        Other research and development expense ......         2,090          59.0           999             125.8
    Sales and marketing
        Non-cash compensation .......................            19           0.5          --                 --
        Other selling and marketing expense .........         4,990         140.8           842             106.1
    General and administrative
        Non-cash compensation .......................           239           6.8            48               6.0
        Other general and administrative expense ....         3,076          86.8         1,588             200.0
        Provision for doubtful accounts .............           (67)         (1.9)          658              82.9
    Depreciation and amortization ...................           330           9.3           389              49.0
    Special charges .................................           820          23.1          --                 --
                                                              -----         -----           ---             -----

    Operating loss ..................................       (10,528)       (297.1)      (17,802)         (2,242.1)

    Losses on sales of assets .......................            37           1.0          --                 --
    Interest (income) expense, net and other (income)
     expense, net ...................................           (90)         (2.5)         (681)            (85.8)
                                                              -----         -----          -----           -----
    Loss before income tax benefit ..................       (10,475)       (295.6)      (17,121)         (2,156.3)

    Income tax benefit ..............................          --             --         (1,171)           (147.5)
                                                              -----         -----        -------           -------

    Net loss ........................................      $(10,475)       (295.6)%    $(15,950)         (2,008.8)%
                                                           ========        ======      ========         ===========

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues. Total revenues increased by 346%, or $2.7 million, from $0.8 million in the quarter ending June 30, 2001 to $3.5 million during the quarter ending June 30, 2002. Sales from our DRM systems added $2.2 million while sales from our PC licenses and Internet Appliance hardware added approximately $0.4 and $0.2 million, respectively, to our total revenues in the quarter ended June 30, 2002. Revenues from license, services and maintenance and hardware increased approximately $1.9 million, $0.7 million, and $0.2 million, respectively, from the prior year. The overall increase in revenues was due to the addition of our DRM solutions, resulting from our acquisition of eMation in December 2001, of $2.2 million and increased sales relating to our PC business of $0.4 million.

License revenues increased by approximately $1.9 million from $0.7 million for the quarter ended June 30, 2001 to $2.6 million for the quarter ended June 30, 2002. The increase was mainly attributable to the addition of sales of DRM products of $ 1.5 million and increased PC licenses of $0.4 million. The increase in PC revenues is attributable to increased sales of our PC products to a PC graphics component manufacturer of $0.5 million. We have licensed our CineMaster DVD product ("CineMaster") to such PC graphics component manufacturer on a per-unit basis since October 1, 2001 (see "Critical Accounting Policies"). The per-unit license fee sales price of CineMaster to the customer now includes the cost of Dolby technologies licensed by us from Dolby. In April 2002, we received a royalty report from the customer detailing the customer's sales of CineMaster from January to March 2002 and the related amount of licensing fees due, which includes the license fees for Dolby. Under the agreement with the customer, the amount due from the customer for the Dolby royalties is equal to our cost. Since we are obligated to collect and remit royalties to Dolby for sales of our products incorporating Dolby technologies, our revenues attributable to this customer now include the total sales price for the DVD product sold to the customer, including the amount attributable to technologies licensed by us from Dolby. The related cost of revenues includes the cost of the Dolby royalties. As a result, there is no margin on the Dolby invoicing under this arrangement for the three months ended June 30, 2002. Such amounts included in license revenues and cost of license revenues totaled approximately $ 0.5 million for the quarter ended June 30, 2002. In addition, the increase in PC revenues resulted from new revenues associated with the Agreement with Sonic of $0.3 million and increased sales of DVD products from our Internet web site of $0.1 million. The increases in PC sales were offset by a decrease of $0.6 million attributable to weak demand for PC-related products resulting in lower sales volumes and increased competition resulting in lower per unit selling prices in the PC DVD market. We also canceled or assigned all of our customer contracts connected with the PC business effective with the Agreement with Sonic, which resulted in a loss of any revenues from our PC business for the month of June 2002 and all periods thereafter. In the future we expect license revenues to increase as software solutions related to our DRM system products contribute to this revenue stream.

Hardware revenues increased by approximately $0.2 million for the quarter ended June 30, 2002 from $0.1 million for the quarter ended June 30, 2001 due to increased sales of components related to Internet appliances and Internet set-top boxes. We expect hardware revenues and related gross profit to be minimal as we continue to dispose of our current inventories.

Services and maintenance revenues increased to $0.7 million for the quarter ended June 30, 2002 and was attributable to services and maintenance plans sold with our DRM system products, which contributed $0.7 million during the quarter ended June 30, 2002.

Historically, the majority of our revenues have been derived from a small number of customers. However, during the quarter ended June 30, 2002, our top two customers comprised of a PC graphics component manufacturer and a supplier of authoring systems for digital media production, accounted for $0.8 million or 24% of our total revenues. No other customer accounted for more than 5% of our total revenues. In the quarter ended June 30, 2001, two customers accounted for 50% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base and we expect customers of our DRM solutions to increase our revenues.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the three and six months ended June 30, 2002 companies based in North America accounted for 50% and 55%, respectively, of our total revenues. In the future we expect the majority of our revenues to be derived from companies based in North America.

Cost of Revenues. Cost of revenues decreased $11.4 million or 82% from $14 million for the quarter ended June 30, 2001 to $2.5 million for the quarter ended June 30, 2002. The decrease was a result of a $13.4 million inventory charge recorded during the quarter ended June 30, 2001, offset by increases relating to our license, services and maintenance and hardware revenues of approximately $0.4 million, $1.0 million, and $0.1 million, respectively, from the prior year. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added $0.5 million to our cost of revenues for the quarter, ended June 30, 2002.

The $0.4 million increase in cost of license revenues over the prior year is due to an additional $0.3 million in costs associated with our DRM solution and a slight increase in our PC cost of licenses. The net increase in our PC cost of license revenues was due to the new license arrangement we have with a PC graphics component manufacturer, as previously described (see "Revenues," above), and increases in Dolby royalty rates due to reduced sales of products incorporating Dolby, offset by decreases in Dolby fees in total, attributable to lower sales of our PC products. The increase of $0.1 million in cost of hardware revenues corresponds directly to the increase in our hardware sales. The $1.0 million increase in cost of services and maintenance is attributable to the $0.9 million increase from our DRM system services and maintenance plans for the quarter ended June 30, 2002 and $0.1 million relating to our PC business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift more to our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $2.1 million of our cost of revenues for the year ending December 31, 2002.

Gross Profit. Excluding the $13.4 million charge for inventory recorded in June 30, 2001 and the $0.5 million software amortization expense recorded in June 30, 2002, gross profit increased by approximately $1.2 million, or 492%, from 0.3 million for the quarter ended June 30, 2001 to $1.5 million for the quarter ended June 30, 2002. The increase is directly attributable to increases in license revenues associated with our DRM Systems sales.

For the quarter ended June 30, 2002, 73% of our total revenues were derived from licenses, and 19% from services and maintenance, in comparison to 85% and 0%, respectively, in 2001. Historically the gross profit percentage from license revenues and services revenues is higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory and software amortization, increased from 33% for the quarter ended June 30, 2001 to 43% for the quarter ended June 30, 2002, due to a more favorable product mix. Gross profit from our DRM products, excluding non-cash software amortization, for the quarter ending June 30, 2002 was 45%.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 109%, from $1.0 million for the quarter ended June 30, 2001 to $2.1 million for the quarter ended June 30, 2002.

The increase in research and development expenses was due the addition of staff expenses related to the DRM development team of approximately $1.6 million partially offset by $0.5 million in reductions in the PC development team and related professional fees. As a percentage of total revenues, other research and development expenses decreased from 126% to 59%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues. We expect research and development expenses to increase in 2002, compared to 2001, as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased 71% from $0.11 million for the quarter ended June 30, 2001 to $0.03 million for the quarter ended June 30, 2002. The decrease of $0.08 million from the prior year is mainly due to the immediate recognition in March 2001 of prepaid and deferred stock compensation, that would have continued to vest through September 2003, related to reductions in staffing in connection with the closing of our Vancouver office in March 2001. No similar expense was recorded in the second quarter of 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased approximately $4.1 million or 493% from $0.8 million for the quarter ended June 30, 2001 to $5.0 million for the quarter ended June 30, 2002.

The increase in sales and marketing expense is attributable to the inclusion of the eMation sales and marketing team and the addition of our new professional services group, which contributed $3.6 and $1.3 million, respectively, to the increase for the quarter ended June 30, 2002. Partially offsetting this increase was a $0.8 million reduction in expense relating to the PC sales and marketing teams. As a percentage of total revenues, sales and marketing expenses increased from 106% to 141%. We expect sales and marketing expenses to increase in 2002, compared to 2001, as we continue to invest in our sales force for our enterprise software and services offerings.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses increased $1.5 million or 94% from $1.6 million for the quarter ended June 30, 2001 to $3.1 million for the quarter ended June 30, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 200% to 87% of total revenues due to the proportionally larger increase in total revenues.

The increase in other general and administrative expenses was due to the addition of the eMation general and administrative function, which contributed $0.8 million to the increase, estimated patent and intellectual property accruals of $0.4 million, and $0.3 million in non-capitalizable professional fees associated with the acquisition of eMation and our corporate identity. We expect total general and administrative expenses for 2002 to approximate the total 2001 amount, as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased from $0.0 million for the quarter ended June 30, 2001 to $0.2 million for the quarter ended June 30, 2002. The $0.2 increase is attributable to amortization of deferred compensation recorded in connection with stock options granted to employees between July and December 2001 at less than fair market value. No similar expense was recorded in the second quarter of 2001.

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. During the quarter ended June 30, 2002 we recovered approximately $0.1 million of previously reserved accounts resulting in a reversal of this expense. In the future we expect this expense to vary slightly as a result of improved credit and collection efforts and increased revenues.

Depreciation and Amortization. We recorded depreciation and amortization of $0.3 million for the quarter ended June 30, 2002, compared to $0.4 million for the quarter ended June 30, 2001. Reduced amortization expense of $0.2 million resulting from the impairment of our Cinax goodwill in December 2001 was partially offset by additional depreciation expense of $0.2 million resulting from the eMation acquisition. On a quarterly basis, we expect depreciation and amortization expense to be approximately the same for the balance of the year ended December 31, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $0.5 million for the quarter ended June 30, 2002. The patent applications and customer base are being amortized over their estimated useful lives of 5 years and are included with operating expenses, which totaled approximately $0.1 million for the quarter ended June 30, 2002.

Special Charges. Special charges for the three months ended June 30, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility.

Interest (Income) and Expense, net and Other, net. Net interest income decreased by $0.6 million, or 87%, for the quarter ended June 30, 2002 compared to the comparable period in 2001. The decrease is the result of lower average cash balances and lower bank interest rates in 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                             (Amounts in thousands)


                                                                       Six Months Ended June 30,
                                                          ------------------------------------------------------
                                                                    2002                          2001
                                                          -------------------------  ----------------------------

                                                                     Percentage of                Percentage of
                                                            Amount     Revenues       Amount         Revenues
                                                            ------     --------       ------         --------
Revenues:
       License ......................................      $  5,618          68.6%     $  3,036           84.1%
       Services and maintenance .....................         1,217          14.9           407           11.3
       Hardware .....................................         1,348          16.5           167            4.6
                                                              -----          ----           ---            ---

         Total revenues .............................         8,183         100.0         3,610          100.0
                                                              -----         -----         -----          -----


    Cost of revenues:
       License ......................................         1,817          22.2           955           26.5
       Services and maintenance .....................         1,707          20.8            94            2.6
       Hardware .....................................         1,252          15.3           141            3.9
       Software amortization ........................         1,054          12.9          --              --
       Inventory charges ............................          --             --         13,420          371.7
                                                              -----         -----        ------          -----

         Total cost of revenues .....................         5,830          71.2        14,610          404.7
                                                              -----          ----        ------          -----

    Gross profit ....................................         2,353          28.8       (11,000)        (304.7)

    Research and development
        Non-cash compensation .......................            98           1.2         1,854           51.4
        Other research and development expense ......         4,322          52.8         3,406           94.3
    Sales and marketing
        Non-cash compensation .......................            38           0.5            69            1.9
        Other selling and marketing expense .........         9,792         119.7         4,334          120.1
    General and administrative
        Non-cash compensation .......................         1,099          13.4           112            3.1
        Other general and administrative expense ....         6,094          74.5         3,877          107.4
        Provision for doubtful accounts .............           (22)         (0.2)          784           21.7
    Depreciation and amortization ...................           640           7.8          2,055           56.9
    Special charges .................................           820          10.0          --              --
                                                              -----          ----        ------          -----

    Operating loss ..................................       (20,528)       (250.9)      (27,491)        (761.5)

    (Gains) losses on sales of assets ...............            37           0.5       (52,037)      (1,441.5)
    Interest (income) expense, net and other (income)
     expense, net ...................................          (310)         (3.8)       (1,047)         (29.0)
                                                               ----          ----        ------          -----

    Income (loss) before provision for income taxes
     (benefit) ......................................       (20,255)       (247.6)       25,593          709.0

    Provision for income taxes (benefit) ............          (668)         (8.2)        1,808           50.1
                                                               ----          ----         -----           ----

    Net income (loss) ...............................      $(19,587)       (239.4)%    $ 23,785          658.9%
                                                           ========        ======      ========          =====

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Revenues. Total revenues increased by 127%, or $4.6 million, from $3.6 million in the six months ended ending June 30, 2001 to $8.2 million during the six months ending June 30, 2002. Sales from our DRM systems and Internet appliance inventories added $4.7 million and $1.2 million, respectively, to our total revenues in the six months ended June 30, 2002 and were partially offset by decreases of $0.9 million and $0.4 million in our PC and CE businesses, respectively, over the prior year. Revenues across our license, services and maintenance and hardware streams increased $2.6 million, $0.8 million, and $1.2 million, respectively, from the prior year. The overall increase in revenues was due to the inclusion of our DRM solutions for the current quarter and increased sales of our inventories.

License revenues increased by approximately $ 2.6 million from $3.0 million for the six months ended June 30, 2001 to $5.6 million for the six months ended June 30, 2002. The increase was mainly attributable to the addition of sales of DRM products of $3.5 million offset by a decrease in PC revenues of $0.9 million. The $0.9 million net decrease in PC revenues was mainly attributable to the loss of a significant licensing customer from the prior year offset by increases in our former web-based sales of PC products. Additionally, revenue decreases in several OEMs have been offset by an increase in revenues to a PC graphics component manufacturer. We have licensed our CineMaster DVD product ("CineMaster") to such PC graphics component manufacturer on a per-unit basis since October 1, 2001 (see "Critical Accounting Policies"). The per-unit sales price of CineMaster to the customer now includes the cost of Dolby technologies licensed by us from Dolby. The new agreement provided for a royalty-free license for CineMaster, but not Dolby, for the quarter ended December 31, 2001. In 2002, we received two royalty reports from the customer detailing the customer's sales of CineMaster from October to March 2002 and the related amount of Dolby licensing fees due. Under the agreement with the customer, the amount due from the customer for the Dolby royalties is equal to our cost. Since we are obligated to collect and remit royalties to Dolby for sales of our products incorporating Dolby technologies, our revenues attributable to this customer now include the total sales price for the DVD product sold to the customer, including the amount attributable to technologies licensed by us from Dolby. The related cost of revenues includes the cost of the Dolby royalties. As a result, there is no margin on the Dolby invoicing under this arrangement for the six months ended June 30, 2002. Such amounts included in license revenues and cost of license revenues totaled approximately $1.1 million for the six months ended June 30, 2002. In the future we expect license revenues to increase as software solutions related to our DRM system products contribute to this revenue stream.

Hardware revenues increased by approximately $1.2 million for the six months ended June 30, 2002 from $0.2 million for the six months ended June 30, 2001 due to increased sales of components related to Internet appliances, and, to a lesser extent, Internet set-top boxes. We expect hardware revenues and related gross profit to be minimal as we continue to dispose of our current inventories.

Services and maintenance revenues increased 199% from $0.4 million for the six months ended June 30, 2001 to $1.2 million for the six months ended June 30, 2002. The increase was attributable to services and maintenance plans sold with our DRM system products, which contributed $1.2 million during the six months ended June 30, 2002, offset by a decrease in services of $0.4 million associated with our former CE business, which was sold to STMicroelectronics in March 2001.

Historically, the majority of our revenues have been derived from a small number of customers. For the six months ended June 30, 2002, our top three customers, comprised of a PC, IA, and DRM customer, who are a PC graphics component manufacturer, a materials broker, anda producer of control systems and building management systems, respectively, accounted for $2.2 million or 26% of our total revenues. In the six months ended June 30, 2001, two customers accounted for 55% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base and we expect customers of our DRM solutions to increase our revenues.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the six months ended June 30, 2002 companies based in North America accounted for 55% of our revenues. In the future we expect a greater portion of our revenues to be derived outside of North America.

Cost of Revenues. Cost of revenues decreased $8.8 million or 60% from $14.6 million for the six months ended June 30, 2001 to $5.8 million for the six months ended June 30, 2002. The decrease was a result of a $13.4 million inventory charge recorded during the quarter ended June 30, 2001, partially offset by increases relating to our license, services and maintenance and hardware of approximately $0.9 million, $ 1.6 million, and $ 1.1 million, respectively, from the prior year. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added $1.0 million to our cost of revenues for the six months ended June 30, 2002.

The $0.9 million increase in cost of license revenues over the prior year is due to an additional $0.6 million in costs associated with our DRM solution and a net increase of $0.3 million for our PC products. The net increase in our PC cost of license revenues was due to the new license arrangement we have with a PC graphics component manufacturer, as previously described (see "Revenues," above), and increases in Dolby royalty rates due to reduced sales of products incorporating Dolby, offset by decreases in Dolby fees in total, attributable to lower sales of our PC products. The increase of $1.1 million in cost of hardware revenues corresponds directly to the increase in our hardware sales. The $1.6 million increase in cost of services and maintenance is attributable to the $1.6 million increase from our DRM system services and maintenance plans and $0.1 increase in services related to our PC business offset by a $0.1 million decrease in services related to our former CE business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift more to our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $2.1 million of our cost of revenues for the year ending December 31, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Gross Profit. Excluding the $13.4 million charge for inventory recorded in June 30, 2001 and the $1.0 million software amortization expense recorded in the six months ended June 30, 2002, gross profit increased by $1.0 million, or 41%, from
2.4 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002. The increase is directly attributable increases in license revenues associated with our DRM Systems sales.

For the six months ended June 30, 2002, 69% of our total revenues were derived from licenses, and 15% from services and maintenance, in comparison to 84% and 11%, respectively, in 2001. Historically the gross profit percentage from license revenues and services revenues is higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory and software amortization, decreased from 67% for the six months ended June 30, 2001 to 42% for the six months ended June 30, 2002, due to negative gross profit from our services and maintenance operations due to our expansion of these operations in the first quarter of 2002 and the large number of non-billable proofs of concepts delivered to prospective customers during the quarter, the sale of the assets of our CE business in March 2001 and a less favorable mix of licensing products in our PC business. Excluding the significant PC customer from the prior year, gross profit for the six months ended June 30, 2001 would have been 50%.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 27%, from $3.4 million for the six months ended June 30, 2001 to $4.3 million for the six months ended June 30, 2002.

The increase in research and development expenses was due to the addition of staff expenses related to the DRM development team of approximately $3.1 million partially offset by $0.7 million from the PC development team and related professional fees. In addition decreases due to the elimination of the CE and IA development teams in the first quarter of 2001, contributed approximately $0.7 million and $0.8 million to the decrease as well. As a percentage of total revenues, other research and development expenses decreased from 94% to 53%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues. We expect research and development expenses to increase in 2002, compared to 2001, as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased 95% from $1.9 million for the six months ended June 30, 2001 to $0.1 million for the six months ended June 30, 2002. $1.8 million of the decrease is due to the immediate recognition in March 2001 of prepaid and deferred stock compensation, that would have continued to vest through September 2003, related to reductions in staffing in connection with the closing of our Vancouver office in March 2001. The remaining $0.1 million is the result of amortization of deferred compensation recorded in 2001 in connection with stock options granted to employees in September 2000. No similar expenses were recorded in the second quarter of 2002.

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Selling and marketing expenses increased $5.5 million or 126% from $4.3 million for the six months ended June 30, 2001 to $9.8 million for the six months ended June 30, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The increase in sales and marketing expense is attributable to the inclusion of the eMation sales and marketing team and the addition of our new professional services group, which contributed $6.6 and $2.6 million, respectively, to the increase for the six months ended June 30, 2002. Partially offsetting this increase was the elimination of the sales and marketing teams associated with our CE and IA businesses, which resulted in decreases $0.3 million and $1.0 million, respectively, for the quarter ending June 30, 2002. Decreases of approximately $1.8 million relating to the settlement of a South American distribution rights agreement and $0.6 million from reduced staff in the PC sales teams also partially offset the increase. As a percentage of total revenues, sales and marketing expenses remained unchanged at 120% of revenue. We expect sales and marketing expenses to increase in 2002, compared to 2001, as we continue to invest in our sales force for our enterprise software and services offerings.

Non-cash Compensation Sales and Marketing Expense. Non-cash sales and marketing expense consists of compensation related to stock options. Non-cash sales and marketing expense decreased $0.03 million or 45% to $0.04 million for the six months ended June 30, 2002. The decrease is the result of amortization of deferred compensation recorded in connection with stock options granted to employees in May 2000 at less than fair market value. No similar expense was recorded in the second quarter of 2002.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses increased $2.2 million or 57% from $3.9 million for the six months ended June 30, 2001 to $6.1 million for the six months ended June 30, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 107% to 74% of total revenues due to the proportionally larger increase in total revenues.

The increase in other general and administrative expenses was mainly due to the addition of the eMation general and administrative function, which contributed $1.8 million to the increase, and estimated patent and intellectual property accruals of $0.4 million. We expect total general and administrative expenses for 2002 to approximate the total 2001 amount, as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased from $0.1 million for the six months ended June 30, 2001 to $1.1 million for the six months ended June 30, 2002. The increase is attributable to a $0.4 million expense incurred for the acceleration of option vesting in accordance with certain employment agreements. In addition, $0.4 million of the increase is the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the increase is attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. During the six months ended June 30, 2002 we had net recoveries of less than $0.1 million from previously reserved accounts resulting in a reversal of this expense. In the future we expect this expense vary slightly as a result of improved credit and collection efforts and increased revenues.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Depreciation and Amortization. We recorded depreciation and amortization of $0.6 million for the six months ended June 30, 2002, compared to $2.1 million for the six months ended June 30, 2001. The sales of the assets of our CE and IA businesses, both of which were sold in March 2001, contributed $1.2 million of the decrease, while the impairment of our Cinax goodwill in December 2001 accounted for $ 0.6 million of the decrease. Offsetting these decreases was an increase of approximately $0.3 million attributable to depreciation of assets and amortization of intangibles acquired in the purchase of eMation. We expect depreciation and amortization expense to be approximately the same for the balance of the year ending December 31, 2002.

Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $1.1 million for the six months ended June 30, 2002. The patent applications and customer base are being amortized over their estimated useful lives of 5 years and are included with operating expenses, which totaled approximately $0.1 million for the six months ended June 30, 2002.

Special Charges. Special charges for the six months ended June 30, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility.

Interest (Income) and Expense, net and Other, net. Net interest income decreased by $0.7 million, or 70%, for the six months ended June 30, 2002 compared to the comparable period in 2001. The decrease is the result of lower average cash balances and lower bank interest rates in 2002.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the six months ended June 30, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Acquired In-Process Research and Development

In connection with the acquisition of eMation, we expensed $3.1 million of the purchase price as IPR&D. The potential income streams were discounted using a 15%-25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

As of the acquisition date, eMation was conducting ongoing research and development into its next generation DRM product, as well as enhancing its WizFactory and @aGlance industrial products. Due to the significant technological risks relating to the development of these products and the fact that the products were not completed at the time of the acquisition, the work effort estimated to bring these products to market was considered in-process research and development. These development efforts are expected to include product enhancements and enable the products to perform on an increased number of platforms. We expect to complete the next generation DRM product, DRM 3.0, in September 2002. The completion date for the industrial products is also expected in 2002. These DRM and industrial products, along with any related services and maintenance, are expected to generate revenues through 2004.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations up until 2001 primarily through the issuance and sale of debt and equity securities to investors including our initial public offering completed on July 16, 1999. Since March 2001, our operations have also been financed through the sales of the assets of our CE and IA businesses. As of June 30, 2002, we had approximately $30.7 million in cash and cash equivalents, including $1.3 million of the proceeds from the sales of the assets of our CE and IA businesses in March 2001 held in escrow by third parties for indemnification purposes. The remaining balance held in escrow for the IA sale of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate any amount of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix has not yet filed an answer or counterclaim, and no hearing date has yet been set.

Net cash used in operating activities for the six months ending June 30, 2002 was $14.1 million. Cash used in operating activities for this period was primarily the result of our net loss of approximately ($19.6) million, adjusted for other non-cash charges, including non-cash compensation and depreciation and amortization totaling approximately $2.9 million, losses on disposals of assets totaling approximately $0.4 million and other changes in working capital of approximately $2.2 million. Net cash used in operating activities for the six months ended June 30, 2001 was $15.9 million. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains of approximately $52.0 million and non-cash compensation expense and depreciation and amortization totaling approximately $3.7 million.

Net cash used in investing activities for the six months ending June 30, 2002 was $0.8 million, and consisted of purchases of furniture and equipment. Net cash provided by investing activities for the six months ended June 30, 2001 was approximately $67.8 million and consisted primarily of the net proceeds from the sales of assets of our CE and IA businesses of approximately $68.1 million, offset by purchases of furniture and equipment of approximately $0.3 million.

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

Net cash used in financing activities was $1.8 million for the six months ending June 30, 2002 and consisted of the repayment of the balance of $1.65 million under the line of credit acquired in the acquisition of eMation and principal payments of the equipment line of credit to EVP of approximately $0.2 million. Net cash provided by financing activities for the six months ended June 30, 2001 was $1.5 million and consisted of proceeds from the exercise of stock options and warrants.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As of June 30, 2002, the we had approximately $0.4 million outstanding on an equipment line of credit with European Venture Partners ("EVP") with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment until September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results. As of June 30, 2002, we were in compliance with all of our covenants to EVP.

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

In May 2002, we entered into a lease for approximately 35,000 square feet of space in an office building in the same business park as our current offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses, utilities and taxes, and will be used for research and development, sales and support and administrative activities. The lease commenced in June 2002, expires in July 2007, and provides for free rent through September 2002. We will record the net lease expense on a straight-line basis over the term of the lease. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets. We commenced our occupation of the offices in July 2002 and expect to fully occupy this facility during the third quarter of 2002 The lease for 89 Forbes Boulevard expires in July 2004 and requires minimum annual rental payments of approximately $270,000. We are actively attempting to sublease this office, but there can be no assurances that we will be able to secure another tenant on acceptable terms.

As part of our occupancy of this new site in Mansfield, we contracted for improvements, primarily construction of offices and other improvements, which will be completed in August 2002. The estimated cost of the improvements is $0.9 million, and we are considering our investment alternatives for these costs, which include obtaining financing.

In June 2002 we entered into a Software License Agreement ("the Agreement") with a vendor to provide server and client software that will be incorporated into our DRM Enterprise Server products beginning in August 2002. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay a minimum, non-refundable prepaid license fee of $400,000 (the "minimum license fee"), which is payable in installments. We paid $100,000 in July 2002, and are required to pay $100,000 on June 30, 2003 and the remaining $200,000 on December 15, 2003.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

We maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease, which is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $0.2 million and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.1 million was accrued by eMation as of the date of acquisition and the balance as of June 30, 2002 is approximately $1.0 million.

During the second quarter we initiated cost reduction actions, which we believe will reduce our cash operating expenses by approximately one third, with a goal to reduce our quarterly cash burn rate to $3.0 million by the fourth quarter of 2002. These reductions have centered on selling and marketing and general and administrative expenses, and in areas not core to the DRM systems growth. We have also reduced the number of global offices and tightened our infrastructure. While we began to reduce our cost structure in the second quarter of 2002, the most sizeable reductions are occurring in the third quarter of 2003. As a result we expect to incur approximately $2.0 million in charges to lower staffing levels and to terminate certain leases, and we expect that the cost savings will be increasing throughout the quarter.

Except for the improvements to our new offices in Mansfield, Massachusetts described above, we have no other material commitments for capital expenditures, and we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

In September 2001, our Board of Directors authorized a stock repurchase program to acquire up to $10 million worth of shares of our common stock. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions. From September 2001 to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58. No shares were repurchased under the program in the six months ending June 30, 2002.

We believe that our current cash and cash equivalents balance and cash anticipated to be provided by operations, if any, will be adequate to meet our cash needs through 2003.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Provision for doubtful accounts. Management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.6 million, net of allowance for doubtful accounts of $0.2 million as of June 30, 2002.

Valuation of inventories. We assess the value of our inventories on a periodic basis based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. In cases where any of these factors adversely affects our ability to realize the carrying value of our inventories, an inventory reserve is recorded. Because the timing and magnitude of these changes to inventories are difficult to predict, changes to our inventories' value may occur unexpectedly. Given our inventories balance was $0.03 million as of June 30, 2002, we do not believe any unanticipated events will have a material impact upon the realization of the inventories' carrying value.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Valuation of long-lived assets and intangible assets with finite lives (excluding goodwill). On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no adjustment required upon adoption of SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets that we consider to be impaired.

Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o significant negative industry or economic trends;

     o significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

When we determine that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identified intangible assets with finite lives and long-lived assets amounted to $10.8 million as of June 30, 2002 and $12.1 million as of December 31, 2001.

SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, beginning in 2002 and annually thereafter. As a result, we are not amortizing approximately $20.8 million of goodwill recorded in 2001. We adopted certain provisions of SFAS No. 142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002. The application of the transition guidance did not result in an impairment of goodwill as of January 1, 2002. Goodwill amounted to approximately $20.6 million as of June 30, 2002 and $20.8 million as of December 31, 2001. We have not recorded any amounts for intangible assets with indefinite useful lives as of June 30, 2002 or December 31, 2001.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Contingencies. Management's current estimated range of liability related to its pending legal claims is based on claims for which our management can estimate the amount or range of loss. We have recorded our best estimate of the liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.

Recent Accounting Pronouncements

In July 2002 the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3")." Statement 146 replaces EITF 94-3. We do not expect the adoption of SFAS 146 to have a significant impact on our results of operations, financial position or cash flows.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business and the value of our shares are subject to numerous risks. Some of these risks are described above and certain additional risks are described below. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $20.5 million for the six months ended June 30, 2002. To date, we have not achieved operating profitability on an annual basis.

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

We are currently undergoing a business transition that may adversely affect our Company

We sold the assets of our CE business and our IA business in March 2001. As part of these sales, approximately 89 of our employees accepted employment with either STMicroelectronics or Phoenix Technologies. These employees were dedicated primarily to research and development activities in the digital media market. The reduction in our research and development workforce has adversely affected our ability to offer new products in the digital media market. The reduction in our sales force adversely affected our ability to sell our digital media products. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the CE market prior to March 2006. These sales negatively impacted relationships with our partners, distributors and customers in the digital media market and left us with a limited digital media offering of products that could be used only in personal computers. In May 2002 we entered into an exclusive Software Distribution Agreement with Sonic Solutions, who will license the intellectual property of our PC and digital media business. As a result, we are exiting the digital media market. In December 2001, we announced the completion of the eMation acquisition. Our focus on the DRM business will present challenges different from those presented by the digital media business. We cannot assure you that our management team will be successful in managing this new business. If we are unable to successfully operate the DRM business, our business and operating results will be adversely affected.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Factors adversely affecting the pricing of or demand for our DRM systems, such as competition and technological change, could have a material adverse effect on our business, financial position and results of operations. If our DRM systems do not achieve market acceptance or if competitors release new products that achieve greater market acceptance, have more advanced features, offer better performance or are more price-competitive, revenues from our DRM systems may not grow as expected.

Our complete DRM systems will involve significant capital expenditures by our customers. We have a limited history of selling DRM systems and will have to devote substantial resources to educate prospective customers about the benefits of our DRM systems. Even if our DRM systems are effective in reducing our customers' costs or in providing our customers with new revenue sources, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

Net revenues from our legacy products, which include Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, have decreased and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of complete DRM systems

Net revenues from eMation's legacy products, which include Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, have accounted for a significant portion of its historical net revenues but have declined recently. We anticipate that net revenues from .our legacy products will continue to decline in the future as we plan to continue to focus on the development of our DRM systems. We do not know if this transition in product development will be successful. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our DRM system, our business could be harmed.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

The revenue growth of our business depends on the overall demand for DRM software and services. Because our sales targets are primarily major corporate customers in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license and services revenue and have an adverse effect on our business, financial condition or results of operations.

We may not be able to successfully make or integrate acquisitions of other companies

We have in the past and intend in the future to continue to acquire businesses. Acquisitions are particularly difficult to assess because of rapidly changing technological standards. If we are unable to successfully integrate acquisitions, our business could suffer. We may be subject to various risks as a result of the eMation acquisition and other future acquisitions of this type, including:

   o    the possibility that the business cultures may not mesh;

   o    interruption of the operations of the combined businesses;

   o the possibility that management may be distracted from regular business concerns by the need to integrate operations or operate the businesses separately which may result in interruption of the operations of the combined businesses;

   o   problems in retaining employees;

   o   challenges in retaining customers;

   o anticipated and unanticipated costs relating to additional administrative or operating expenses of each business; and

   o the potential inability to maintain uniform standards, controls, procedures and policies.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet the expectations of investors, which could cause our stock price to decline

Our operating results have varied widely in the past, and we expect that they will continue to vary significantly as we attempt to establish our products in the DRM market and transition to a new business model. Furthermore, our revenues and operating results will vary significantly from quarter-to-quarter due to a number of additional factors, including:

o variations in demand for our products and services, which are relatively few in number;

o customers' decisions to defer or accelerate orders for our products or services;

o increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001;

o capital budgeting and purchasing cycles of current and prospective customers may cause our sales to be seasonal; it is difficult for us to evaluate the degree to which this seasonality may affect our business;

o the timing of large contracts that materially affect our operating results in a given quarter;

o    delays in introducing new products and services;

o    changes in our pricing policies or the pricing policies of our competitors;

o    the costs of litigation and intellectual property protection;

o our ability to develop and attain market acceptance of enhancements to our products;

o    new product introductions by competitors;

o    the mix of license and services revenues;

o unanticipated customer demands which impact our ability to deliver our products and ultimately recognize revenues;

o    the mix of domestic and international sales;

o    costs related to the acquisition of technologies or businesses;

o our ability to attract, integrate, train, retain and motivate sales and marketing, research and development, administrative and product management personnel;

o   our ability to expand our operations; and

o global economic conditions as well as those specific to the industries we operate in.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may not be able to compete effectively

Competition in the market for DRM solutions is emerging and expected to grow stronger. If we are unable to compete effectively, the demand for, or the prices of, our products may be reduced. To maintain and improve our competitive position, we must continue to develop and introduce, on a timely and cost-effective basis, new products, features and services that keep pace with the evolving needs of our customers. The principal competitive factors that affect our performance in the DRM market are the following:

o        our ability to effectively market and sell our products;
o        our customer service and support;
o        our product reputation, quality, performance; and
o the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

We compete in a market with companies that may utilize varying approaches to enable the remote management of information from intelligent devices. One competitive approach to the Axeda DRM(TM) system today is from custom software development from in-house developers within the machine and device manufacturers that are our prime sales targets, or from system integrators doing custom product development. These companies may choose to deploy their own information technology personnel or utilize system integrators to write new code or rewrite existing applications in an effort to develop their own information extraction solutions. As a result, prospective clients may decide against purchasing and implementing externally developed software and, instead, may develop their own solutions similar to our DRM solutions. However, we are also developing working relationships with system integrators who may choose to leverage the Axeda DRM system in their engagements, generating sales for Axeda and additional services opportunities for them.

A number of vertical market solution suppliers have also begun to market device management infrastructures for use in specific industries. Today, companies such as ILS and Brooks Automation (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), NextNine (telecom), Motive (computers), eVend.Net (vending) and WindRiver (home) compete in specific industries that we operate in.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


We expect to see new or increased competition from several areas, including:

Device Networking - The embedded networking companies are perhaps the most visible infrastructure companies in this emerging market. We do not develop networking protocols and our technology generally can work with any open or proprietary communications protocols. We therefore today see device-networking companies like NetSilicon, emWare, e-Device, Lantronix, ProSyst, Opto22, domainLogix, and Echelon as current or potential partners. NetSilicon and Opto22 have entered into strategic alliances with us to promote remote monitoring, service, and management solutions for devices and equipment across a variety of industries. We believe that the current focus of these embedded networking companies is primarily on Internet-enabling devices, which complements our focus on managing device data remotely via distributed, enterprise-class solutions. However, in the future these companies may choose to directly compete with us.

Industrial Automation Products - There are a number of automation products available worldwide from vendors large and small that are used to monitor and control machines and devices. Some of these PC-based HMI/SCADA software companies have focused on extending their business upward to Web-based access and enterprise application integration typically to support e-manufacturing. Today, these companies compete directly with our Axeda Supervisor(TM) product. Over time we could see these companies as competitors in the full DRM market. These companies include WonderWare, Intellution, Indusoft, Afcon, Iconics, IndX, Rockwell Automation, Siemens and GE Fanuc.

e-Business Platforms - We see the large CRM companies, network management vendors and e-business technology platform providers such as Siebel Systems, Oracle, IBM, SAP, BEA, PeopleSoft, Sun Microsystems, Hewlett Packard, BMC, MicroMuse, and Computer Associates as both potential competitors and partners. These companies have an interest in device networking and pervasive computing technologies and could choose to extend their offering into DRM. Building on well-understood and widely available standard infrastructure components, such as J2EE(R) application servers and relational databases, enables us to interoperate with and to take advantage of partnering opportunities with these suppliers as well as their application and systems integration partners. Axeda is a Siebel Software Partner and our Axeda Integrator(TM) for Siebel provides seamless integration with the Siebel 2000 Field Service application from Siebel Systems Inc. However, in the future, these companies may choose to compete directly with us.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our sales cycle for DRM products is long and may be seasonal and we may rely on large contracts from relatively few DRM customers, which may cause our operating results to fluctuate

Our sales cycle is lengthy and may be subject to seasonality. Our sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, before purchasing our products, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. It may take up to six to nine months or more from the time we first contact a prospective customer before receiving an initial order. The length of our sales cycle may also depend on a number of additional factors, including the following:

          o    the complexities of the problems our solutions address;

          o    the breadth of the solution  required by the customer,  including
               the  technical,   organizational  and  geographic  scope  of  the
               license;

          o    the sales  channel  through  which the  solution  is sold;

          o    the economic conditions in the United States and abroad;

          o    increased   economic   uncertainty   and  political   instability
               world-wide following the terrorist attacks which began in the United States on September 11, 2001; and

          o    any other delays arising from factors beyond our control.

Furthermore, our software license revenues may result from a relatively small number of sales, some of which generate disproportionately large revenues.

Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Our Software Products Are Intended To Work Within Complex Business Processes. Accordingly, Implementation Of Our Products Can Be Difficult, Time-Consuming And Expensive And Customers May Be Unable To Implement Our Products Successfully Or Otherwise Achieve The Benefits Attributable To Our Products.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.


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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our future growth will be limited if:

   o   we fail to work effectively with indirect distribution channels;

   o we fail to increase the number of indirect distribution channels with which we have relationships;

   o   the business of one or more of our indirect distribution channels fails;
        or

   o there is a decrease in the willingness and ability of our indirect distribution channels to devote sufficient resources and efforts to marketing and supporting our products.

If any of these circumstances occurs, we will have to devote substantially more resources to the sales, marketing, distribution, implementation and support of our products than we otherwise would, and our own efforts may not be as effective as those of our indirect distribution channels.

Increased sales through indirect channels may adversely affect our operating performance.

Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our pending patents may never be issued, and even if issued, may provide us with little protection

We regard the protection of patentable inventions as important to our business. We currently have ten U. S. patent applications pending relating to our DRM business and three patent applications pending internationally. It is possible that:

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

   o other companies may claim common law or other trademark rights based upon state or foreign law which precede our registration or use of such marks;

   o Current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

   o companies we acquire may not have taken similar precautions to protect their proprietary rights;

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming and we are unable to determine the extent to which piracy of our products and trademarks may occur, particularly overseas;

   o certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

   o tamper-resistant copy protection codes in our software may not be successful in preventing unauthorized use of our software.

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

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience network or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

   o  delay or loss of revenues;

   o although we have not lost a customer due to defects, it is foreseeable that a customer could cancel a contract due to defects;

   o diversion of development resources;

   o increased product development costs;

   o damage to our reputation;

   o delay or diminish market acceptance of our products;

   o increased service and warranty costs; and

   o litigation costs.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Some third parties claim to hold patents covering various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

o Our digital video stream management solutions comply with industry DVD specifications, which incorporate technology known as MPEG-2 that governs the process of storing a video input in digital form. In 1998 and/or 1999 we received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. In July 2002, one of these customers notified us that this third party has sued such customer for patent infringement, anf the customer is seeking indemnification from us. The other customer may in the future seek compensation or indemnification from us arising out of the third party claims. We may be required to agree to indemnify either or both of these customers to secure future business or otherwise.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

o Another group of companies has formed a consortium known as DVD6C (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that are incorporated into our products. DVD6C has notified us, as well as a number of PC manufacturers and other companies manufacturing or licensing DVD-related products, including our customers, that products that incorporate the DVD technology infringe patents owned by members of the consortium. DVD6C has requested that we as well as these PC manufacturers pay license fees for using the DVD6C patents.

o A third party has notified us, as well as two of our customers, that parental control features of our CineMaster products infringe patents held by the third party.

o Another consortium of companies, commonly known as 3C, notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents.

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

o A third party has asserted that some of our products infringe one or more of such third party's patents in the field of all format decoders. The third party has stated that it was prepared to license the relevant patents to us on favorable terms. We have been in discussions with such third party. The third party may seek compensation from us related to this matter. We do not know if this party has contacted any of our customers regarding this matter. If so, our customers may in the future seek compensation or indemnification from us arising out of the third party's claims. No claim for such payments has been made to date. We have not determined whether and to what extent that the patents held by the third party are valid and whether and to what extent our products are covered by their patents.

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims. Some of our license agreements, including many of the agreements we have entered into with our large PC OEM customers, contain warranties of non-infringement and/or commitments to indemnify our customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, and others. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers. We may be required to pay substantial damages with respect to such indemnification assertions.

We may be required to pay substantial damages and may be restricted or prohibited from selling our digital media products if it is proven that we violate the intellectual property rights of others. If MPEG LA, DVD6C, 3C, or any other third party proves that our digital media technology infringes its proprietary rights, we may be required to pay substantial damages for past infringement.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   o    the number and timing of acquisitions and the cost of such acquisitions;

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Uncertainties exist regarding our stock repurchase program

On September 27, 2001, we announced that our Board of Directors had approved the repurchase of up to $10 million worth of our outstanding shares of common stock. We indicated that we expected to complete these purchases over the next 12 months. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program. From September 2001 to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58. No shares were repurchased under the program in the six months ending June 30, 2002.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ National Market and severely limit the ability to sell any of our common stock.

Our stock is currently traded on the NASDAQ National Market. Under NASDAQ's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ National Market. The trading price of our stock is currently below $1.00. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation, net of forfeitures, within stockholders' equity of $2.3 million at June 30, 2002, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $0.9 million remains at June 30, 2002 and will be amortized as follows: $0.3 million in 2002; $0.5 million in 2003; and $0.1 million in 2004.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including Israel, France, Holland, the United Kingdom, Latin America and all of Asia. Our operations outside the United States include facilities located in Israel, France, Holland, the United Kingdom and Japan. For the six months ended June 30, 2002, we derived approximately 60% of our revenues, respectively, from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

Additional risks related to selling and operating in foreign countries include, among others:

o    legal uncertainty regarding liability;

o    language barriers in business discussions;

o cultural differences in the negotiation of contracts and conflict resolution;

o    time zone differences;

o    reduced protection for intellectual property rights in some countries;

o    differing labor regulations;

o    tariffs, trade barriers and other regulatory barriers;

o    problems in collecting accounts receivable;

o    political and economic instability;

o    changes in diplomatic and trade relationships;

o    seasonal reductions in business activity;

o    potentially adverse tax consequences;

o    changes in a country's or region's political or economic conditions;

o    complexity and unexpected changes in local laws and regulations;

o    greater difficulty in staffing and managing foreign operations; and

o    increased financial accounting and reporting burdens and complexities.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks associated with doing business in the State of Israel

Conditions in Israel may affect our operations. Our subsidiary Axeda Systems, Ltd. (formerly eMation, Ltd.) is incorporated in Israel. We have an office and approximately 26 employees in Israel and approximately 2% of our sales were made to customers in Israel for both the three and six months ended June 30, 2002. Our Axeda Supervisor products (formerly known as WizFactory), are developed in Israel.

We are directly influenced by the political, economic, and military conditions affecting Israel and the Middle East. Therefore, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations.

We are subject to conditions attached to governmental grants we have received

In the past, eMation was the beneficiary of certain governmental grants from government agencies in Israel to encourage development and marketing of technology under certain conditions. We do not expect to apply for additional grants of this nature in the future. Through June 30, 2002, eMation received grants from the Office of the Chief Scientist ("OCS") in the aggregate amount of $1.8 million and paid royalties to the OCS in the aggregate amount of $1.4 million. As of June 30, 2002, $0.08 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the Office of the Chief Scientist. The terms of the Office of the Chief Scientist grants require that eMation manufacture its products that are developed with such grants in Israel. In addition, eMation may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, through June 30, 2002 eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities in the aggregate amount of $1.2 million and paid royalties in the aggregate amount of $0.5 million. As of June 30, 2002, $0.6 million of the remaining potential $0.9 million of principal liability is accrued in other current liabilities. eMation is obligated to pay royalties of 4.0% of revenues derived from sales of products which result from grants received through the Fund for the Encouragement of Marketing Activities.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

As of June 30, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 6.8 million shares, or approximately 25% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

We may not be able to compete effectively in the Internet-related products and services market.

Our DRM solutions communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. We cannot predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. The increased commercial use of the Internet could require substantial modification and customization of our products and the introduction of new products.

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products and distribution of our software. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be materially and adversely affected.

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

                               AXEDA SYSTEMS INC.
                               LEGAL PROCEEDINGS

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

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "FACTORS THAT MIGHT AFFECT FUTURE RESULTS - We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming."

                               AXEDA SYSTEMS INC.
                            PART II: ITEM 2 - ITEM 5

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

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 2002 Annual meeting was held on June 17, 2002. The following proposals were submitted to a vote at such meeting: to elect two directors to serve for a three-year term ending in the year 2005 or until their successors are duly elected and qualified; to approve an amendment to our 1999 Stock Incentive Plan to increase the number of shares authorized for issuance over the term of the plan (prior to any future automatic increase) by an additional 500,000 shares; and to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2002. The results of the votes on these matters are disclosed below.

                                               Votes Withheld or
                               -------------------------------------------------
                                   Votes For       Against or
                                                     Withheld       Abstain
                                 --------------    -------------   -------------

         Directors
    Paul A. Vais .............      21,221,115        675,986         --
    James R. McDonald ........      21,229,595        667,506         --

    Amend 1999 Stock Incentive
     Plan ....................      20,744,122      1,130,856       22,123

    Ratify appointment of KPMG
     LLP......................      21,726,124         46,049      124,928

Item 5: OTHER INFORMATION
         None.

                               AXEDA SYSTEMS INC.
                        EXHIBITS AND REPORTS ON FORM 8-K

Item 6:

   (a) Exhibits


Exhibit Number                                            Exhibit Title

10.44*              Software Distribution Agreement, dated May 24, 2002, by and between Sonics IP, Inc. and
                    AXEDA SYSTEMS, Inc., RAVISENT I.P., Inc and RAVISENT OPERATING COMPANY, Inc.

*                   Filed herewith




   (b) The following reports were filed on Form 8-K during this period:

         On June 14, 2002 Axeda filed a Form 8-K to announce that it entered into an agreement under which we will license Ravisent Technologies' digital media technologies to Sonic Solutions and exit the digital media market.

                               AXEDA SYSTEMS INC.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange
Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 13th day of August 2002.

August 13, 2002
Axeda Systems Inc.


/s/ Thomas J. Fogarty
---------------------
Thomas J. Fogarty,
Executive Vice President and Chief Financial Officer