Form 10-Q
period 2002-09-30
AXEDA SYSTEMS INC
filed 2002-11-08
CIK 1052593

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 For the Quarter Ended September 30, 2002

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

                                    Yes X No
                           ---------------------------

On November 4, 2002, 27,218,417 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002



                                      INDEX

                                                                                                              Page
Part I           Financial Information


Item 1           Financial Statements

                 Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001           2

                 Consolidated Statements of Operations for the three months ended September 30, 2002 and       3
                 2001  (unaudited).

                 Consolidated Statements of Operations for the nine months ended September 30, 2002 and        4
                 2001  (unaudited).

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and        5
                 2001  (unaudited).

                 Notes to Consolidated Financial Statements                                                    6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         30

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    55

Item 4           Controls and Procedures                                                                       XX

Part II          Other Information

Item 1            Legal Proceedings                                                                            73

Item 2            Changes in Securities                                                                        74

Item 3            Defaults Upon Senior Securities                                                              74

Item 4            Submission of Matters to a Vote of Security Holders                                          74

Item 5            Other Information                                                                            74

Item 6            Exhibits and Reports on Form 8-K                                                             75

                 Certifications                                                                                XX


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



PART I
ITEM 1: FINANCIAL STATEMENTS

                                                                                September 30,   December 31,
                                                                                     2002         2001
                                                                                     ----         ----
                                                                                 (unaudited)
 ASSETS
 Current assets:

   Cash and cash equivalents, including restricted cash of  $650 in 2002 and
    $2,549 in 2001 ..........................................................   $  23,138        $  47,349


   Accounts receivable, net of allowance for doubtful accounts of $158 in
    2002 and $179 in 2001 ...................................................       3,326            4,623
   Inventories, net .........................................................        --              2,070
   Prepaid expenses .........................................................         558              934
   Loans receivable - officers, net .........................................        --                 34
   Other current assets .....................................................         888              685
                                                                                      ---              ---

       Total current assets .................................................      27,910            55,695
                                                                                   ------            ------

   Furniture and equipment, net .............................................       3,486             2,567
   Goodwill .................................................................      20,618            20,819
   Identified intangible assets, net of accumulated amortization of $1,969
    in 2002 and $192 in 2001 ................................................       7,776             9,553
   Other assets .............................................................         406               472
                                                                                      ---               ---

       Total assets .........................................................   $  60,196         $  89,106
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable .........................................   $     293         $   2,149
   Accounts payable .........................................................       4,035             5,047
   Accrued expenses .........................................................       7,857             8,928
   Income taxes payable .....................................................         407             1,075
   Deferred revenue .........................................................       1,691               926
                                                                                    -----               ---
       Total current liabilities ............................................      14,283            18,125
                                                                                   ------            ------

Non-current liabilities:
   Notes payable, less current portion ......................................           27              187
   Other non-current liabilities ............................................          945            1,428

     Total liabilities ......................................................       15,255           19,740
                                                                                    ------           ------

Commitments and contingencies (note 13) .....................................          --              --

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized in 2002 and
    2001, none issued or outstanding ........................................          --              --
   Common stock, $.001 par value 50,000,000 authorized; 27,822,217 shares
    issued in 2002 and 27,274,962 in 2001 ...................................          28                27
   Additional paid-in capital ...............................................     143,856           143,454
   Deferred stock compensation ..............................................        (739)           (1,842)
   Accumulated deficit ......................................................     (96,849)          (70,953)
   Accumulated other comprehensive income ...................................          25               21
   Treasury stock at cost, 603,800 shares in 2002 and 583,800 shares in 2001       (1,380)           (1,341)
                                                                                   ------            ------

       Total stockholders' equity ...........................................      44,941            69,366
                                                                                   ------            ------

       Total liabilities and stockholders' equity ...........................   $  60,196          $  89,106
                                                                                =========          =========

          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                    Three Months Ended September 30,
                                                                                    --------------------------------
                                                                                          2002                2001
                                                                                      (unaudited)          (unaudited)
                                                                                      -----------          -----------

 Revenues:
    License ....................................................................     $      3,421          $        571
    Services and maintenance ...................................................              795                  --
      Hardware .................................................................              153                   270
                                                                                              ---                   ---

Total revenues .................................................................            4,369                   841
                                                                                            -----                   ---
Cost of revenues:
    License ....................................................................              579                   207
    Services and maintenance ...................................................            1,163                  --
    Hardware ...................................................................               29                   303
    Software amortization ......................................................              525                  --
                                                                                            -----                 -----

Total cost of revenues .........................................................            2,296                   510
                                                                                            -----                 -----

Gross profit ...................................................................            2,073                   331
                                                                                            -----                 -----
Operating costs:
Research and development
    Non-cash compensation ......................................................               31                   228
    Other research and development expense .....................................            1,655                 1,084
Sales and marketing
    Non-cash compensation ......................................................               17                    18
    Other selling and marketing expense ........................................            3,836                 1,075
General and administrative
    Non-cash compensation ......................................................              103                   275
    Other general and administrative expense ...................................            2,401                 2,620
    Provision for doubtful accounts, net of recoveries of ($52) in 2002 ........              (27)                 --
Depreciation and amortization ..................................................              422                   358
                                                                                              ---                   ---
        Total operating costs ..................................................            8,438                 5,658
                                                                                            -----                 -----

        Operating loss .........................................................           (6,365)               (5,327)

Loss on disposals of assets ....................................................               86                  --
Interest (income) expense, net and other (income) expense, net .................             (140)                 (520)
                                                                                             ----                  ----

Loss before provision for income taxes (benefit) ...............................           (6,311)               (4,807)

     Provision for income taxes (benefit) ......................................             --                    (685)
                                                                                            -----                  -----

Net loss .......................................................................     $     (6,311)         $     (4,122)
                                                                                     =============         =============

Basic and diluted net loss per weighted average common share outstanding........     $      (0.23)         $      (0.22)
                                                                                     =============         =============

Weighted average number of common shares outstanding used in calculation
of basic and diluted net loss per common share .................................       27,222,368            18,720,363
                                                                                       ==========            ==========


          See accompanying notes to consolidated financial statements.



                                                                                Nine Months Ended September 30,
                                                                                   2002                 2001
                                                                                  ------------    -------------
                                                                                  (unaudited)      (unaudited)

Revenues:
     License ...................................................................   $      9,039    $      3,607
     Services and maintenance ..................................................          2,012             407
     Hardware ..................................................................          1,501             437
                                                                                   ------------    ------------

 Total revenues ................................................................         12,552           4,451
                                                                                   ------------    ------------
Cost of revenues:
     License ...................................................................          2,396           1,162
     Services and maintenance ..................................................          2,870              94
     Hardware ..................................................................          1,281             444
        Software amortization ..................................................          1,579            --
      Inventory charges ........................................................           --            13,420
                                                                                   ------------    ------------

 Total cost of revenues ........................................................          8,126          15,120
                                                                                   ------------    ------------

 Gross profit ..................................................................          4,426         (10,669)
                                                                                   ------------    ------------

 Operating costs:
 Research and development
     Non-cash compensation .....................................................            129           2,082
     Other research and development expense ....................................          5,977           4,490
 Sales and marketing
     Non-cash compensation .....................................................             55              87
     Other selling and marketing expense .......................................         13,628           5,409
 General and administrative
     Non-cash compensation .....................................................          1,202             387
     Other general and administrative expense ..................................          8,495           6,497
     Provision for doubtful accounts, net of recoveries of ($142) in 2002
       .........................................................................            (49)            784
 Depreciation and amortization .................................................          1,062           2,413
 Special charges ...............................................................            820            --
                                                                                   ------------    ------------
         Total operating costs .................................................         31,319          22,149
                                                                                   ------------    ------------

         Operating loss ........................................................        (26,893)        (32,818)

 (Gain) loss on disposals and sales of assets ..................................            123         (52,037)
 Interest (income) expense, net and other (income) expense, net ................           (450)         (1,567)
                                                                                   ------------    ------------

 Income (loss) before provision for income taxes (benefit) .....................        (26,566)         20,786

      Provision for income taxes (benefit) .....................................           (668)          1,123
                                                                                   ------------    ------------

 Net income (loss) .............................................................   $    (25,898)   $     19,663
                                                                                   ============    ============

 Basic net income (loss) per weighted average common share outstanding.........    $      (0.96)   $       1.09
                                                                                   ============    ============

 Diluted net income (loss) per weighted average common share outstanding .......   $      (0.96)   $       1.01
                                                                                   ============    ============

 Weighted average number of common shares outstanding used in calculation of
  basic net income (loss) per common share......................................     27,000,897      17,982,817
                                                                                   ============    ============
 Weighted average number of common shares outstanding used in calculation
  of diluted net income (loss) per common share................................      27,000,897      19,450,774
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                  2002           2001
                                                                                --------     ----------
                                                                                (unaudited)  (unaudited)

Cash flows from operating activities:
  Net income (loss) ............................................................ $(25,898)   $ 19,663
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..............................................    2,641       2,413
    (Gain) loss on disposals and sales of assets ...............................      457     (52,037)
    Non-cash compensation and other expenses ...................................    1,371       2,129
    Deferred income taxes ......................................................     --           564
    Provision for doubtful accounts ............................................       92      (2,226)
     Provision for inventory ...................................................     --        13,420

  Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
    Accounts receivable ........................................................    1,205       7,221
    Inventories ................................................................    2,070        (615)
    Loan receivable--officer ...................................................       34        (173)
    Prepaid expenses and other current assets ..................................      173      (1,540)
    Goodwill, other assets and intangible assets ...............................      107        (690)
    Accounts payable ...........................................................     (852)     (8,579)
    Accrued expenses and other non-current liabilities .........................   (1,508)      2,947
    Income taxes payable .......................................................     (668)      1,075
    Deferred acquisition costs .................................................     --        (2,233)
    Deferred revenue ...........................................................      765      (1,104)
                                                                                 --------    --------
Net cash used in operating activities ..........................................  (20,011)    (19,765)
                                                                                 --------    --------
Cash flows from investing activities:
  Capital expenditures .........................................................   (2,241)       (392)
  Net proceeds from sales of assets ............................................     --        68,112
  Note receivable ..............................................................     --        (2,516)
                                                                                 --------    --------
Net cash provided by (used in) investing activities ............................   (2,241)     65,204
                                                                                 --------    --------
Cash flows from financing activities:
  Repayments under capital lease obligations ...................................     --           (30)
  Net proceeds from exercise of stock options and warrants .....................       53       1,523
  Repurchase of common stock ...................................................     --          (148)
  Repayments of long-term debt .................................................   (2,016)       --
                                                                                 --------    --------
Net cash provided by (used in) financing activities ............................   (1,963)      1,345
                                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents ...................        4           6
                                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents ...........................  (24,211)     46,790

Cash and cash equivalents, including restricted cash of $650 in 2002 and $2,549 in 2001:

  Beginning of period ..........................................................   47,349       9,615
                                                                                 --------    --------
  End of period ................................................................ $ 23,138    $ 56,405
                                                                                 ========    ========

Supplemental disclosure of non-cash investing and financing activities:
    Settlement of pre-acquisition liability related to acquisition of eMation... $   160           $-
                                                                                 =======          ====
    Fair value of 20,000 shares of Axeda common stock received in connection
    with the settlement of a loan receivable....................................      39            -
                                                                                   =====         =====

Supplemental disclosure of cash flow information:
    Interest paid.................................................................$107              $1
    Income tax refund.............................................................(308               -



          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to September 30, 2002 and 2001 is unaudited)

1)       Summary of Significant Accounting Policies

a)       Description of Business (note 6, note 7 and note 8)

         Axeda Systems Inc. ("we", "our", "us" or "Axeda"), which changed its name from RAVISENT Technologies Inc. in January 2002, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management ("DRM"), to access and exploit hidden information within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers ("OEMs") and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices for DRM in the United States, Japan, France, Israel and the Netherlands.

         During the quarter ended September 30, 2002, our revenues were substantially generated from selling DRM solutions, digital video solutions to personal computer ("PC") OEMs and inventories. During 2001 our revenues were substantially generated from selling digital video solutions and Internet appliance ("IA") devices to PC, consumer electronics ("CE") and IA OEMs. In December 2001, we purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, for the purpose of acquiring a company with greater opportunity than our then existing product line. As a result of the acquisition, we are now a provider of DRM solutions. See note 6-Acquisition for the description and accounting for the acquisition of eMation.

         Prior to June 2002, we also designed, developed, licensed and marketed core-based modular software solutions that enabled digital video and audio stream management in PC systems. Our PC solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on existing personal computers. Our digital video products customers consisted principally of PC and computer graphics card OEMs. In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we have exited the digital media market (note 8).

         In March 2001, we sold the assets of our CE and IA businesses (note 7).

         We have sustained significant operating losses and negative cash flows from operations since our inception. For the nine months ended September 30, 2002 and 2001, our net losses excluding gains on sales of assets, were $25.9 million and $32.4 million, respectively (note 7). We plan to continue to invest in product development and sales and marketing. There can be no assurances that we will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amount will be sufficient to sustain our operations through at least 2003.

b)       Basis of Presentation

         Our interim consolidated financial statements for the three and nine months ended September 30, 2002 and 2001, included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring items necessary to present fairly our financial position at September 30, 2002, the results of our operations for the three and nine months ended September 30, 2002 and 2001 and our cash flows for the nine months ended September 30, 2002 and 2001. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
c)       Principles of Consolidation

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

         We recognize software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). License revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable.

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

         Our Axeda Supervisor, Axeda @aGlance/IT, Axeda Connector and Axeda FactorySoft OPC products may be sold on a per-unit basis. In cases where we sell such DRM products on a per-unit basis, revenues are recognized when the product ships to an OEM, distributor or end user.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Royalties representing software license fees paid on a per unit basis are recognized when earned, which is generally based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from us and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to notify us within 15 to 45 days of the end of the quarter during which the sales of the licensees' products take place. In a number of cases, we record the revenue in the quarter following the sale of the licensee's products to our customers.

         Hardware revenues are recognized upon shipment of products to customers. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101") issued by the U.S. Securities and Exchange Commission ("SEC").

         We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly or daily rates or fixed fees, and we generally recognize revenue as these services are performed.

         Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

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


g)       Foreign Currency Translation

         Except for our subsidiary in Israel, we consider the functional currency of our foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. The functional currency of our Israeli subsidiary is the U.S. Dollar. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and have not been significant to our operating results in any period presented.

h) Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO"). Inventories are net of reserves of approximately $5.9 million and $21.3 million at September 30, 2002 and December 31, 2001, respectively.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

i) Computer Software Costs (Note 1m and Note 4)

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


         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share data):

        i) Three Months Ended September 30, 2002

              Options to purchase approximately 4.5 million shares of common stock with a weighted-average exercise price of $2.19 were outstanding during the three months ended September 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.8 million options that are vested, with a weighted average exercise price of $2.75, of which 0.7 million are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

              Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the three months ended September 30, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.28. The warrants are fully vested and have various expiration dates during the next 5 years.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        ii) Nine months Ended September 30, 2002

              Options to purchase approximately 4.5 million shares of common stock with a weighted-average exercise price of $2.19 were outstanding during the nine months ended September 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.8 million options that are vested, with a weighted average exercise price of $2.75, of which 0.8 million are vested and in the money, with a weighted average exercise price of $0.19. The options have various expiration dates during the next 10 years.

              Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the nine months ended September 30, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and exercisable, with a weighted average exercise price of $0.28. The warrants expire at various dates during the next 5 years.

        iii) Three Months Ended September 30, 2001

              Options to purchase approximately 2.1 million shares of common stock with a weighted-average exercise price of $3.24 were outstanding during the three months ended September 30, 2001 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 0.7 million options that were vested, with a weighted average exercise price of $4.94, of which 0.1 million were vested and in the money, with a weighted average exercise price of $0.01.

              Warrants to purchase approximately 0.3 million shares of common stock with a weighted-average exercise price of $1.38 were vested and outstanding during the three months ended September 30, 2001, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.22. The warrants expire have at various dates during the next 5 years.

        iv) Nine months Ended September 30, 2001


                                    For the Nine months Ended September 30, 2001
                                        (in thousands, except per share data)
                                        -------------------------------------
                                           Income        Shares        Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          -----------   -------------  ---------

Net income available to common ........... $   19,663
stockholders

Basic EPS
    Net income available to common
    stockholders .........................     19,663      17,983        $  1.09
                                           ==========      ======        =======


Effect of Dilutive Securities
Warrants .................................     --              218
Outstanding options ......................     --              550
Contingently issuable shares .............     --              700
                                             ---------       ------   ----------

Diluted EPS
    Net income available to common
    stockholders and assumed conversions .   $ 19,663       19,451        $ 1.01
                                             ========       ======        ======

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

              Options to purchase approximately 1.1 million shares of common stock at various exercise prices were outstanding during the nine months ended September 30, 2001 but were not included in the computation of diluted EPS because the corresponding exercise prices of the options were greater than the average market price of the common shares.

              Warrants to purchase approximately 0.1 million shares of common stock, issued at various exercise prices were outstanding during the nine months ended September 30, 2001, but were not included in the calculation of diluted EPS because the corresponding exercise prices were greater than the average market price of the common shares.

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

l) Intangible Assets and Goodwill (Note 1m)

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

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, we determine if the carrying amount of the Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. If the carrying amount exceeds the implied fair value, we will record an impairment charge for the excess, if any, but not in an amount in excess of the carrying amount, in the period in which the determination of impairment is made. Refer to notes 1m, 4 and 5 for further discussion of our intangible assets and goodwill.

m) Impairment of Long-Lived Assets

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

         We are in the process of completing the first step of the annual goodwill impairment test under SFAS 142. With the assistance of an independent, national valuation firm, we are performing a fair market value analysis on our reporting unit in the fourth quarter of 2002 and determined that the preliminary results of this first test indicate a potential impairment of goodwill. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144. We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and SFAS 144 impairment tests are currently in process, and we expect to record a non-cash charge in the fourth quarter of 2002 to write-down a significant portion of our goodwill and identified intangible assets.

n)       Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

o)       Recent Accounting Pronouncements

         On October 1, 2002 the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). The standard amends SFAS Nos. 72 and 144. We do not expect the adoption of SFAS 147 to have an impact on our results of operations, financial position or cash flows.

         At the October meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board (the "FASB"), the EITF reached a consensus on Issue 1 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," ("EITF 02-17"). Issue 1 addresses when an entity recognizes an intangible asset pursuant to paragraph 39 of SFAS 141, whether the contractual-legal or separability criteria restrict the use of certain assumptions, such as expectations of future contract renewals and other benefits related to the intangible asset that would be used in estimating the fair value of that intangible asset. The EITF concluded that the contractual-legal and separability criteria do not restrict the use of certain assumptions that would be used in estimating the fair value of an intangible asset. Assumptions such as expectations of future contract renewals and other benefits related to the intangible asset must be considered in the estimates of fair value regardless of whether they meet the contractual-legal or separability criteria (note 1m).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Also at the October meeting, the EITF reached a consensus on Issue 2 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," that the guidance in SFAS 141, paragraph A20, which states that a customer relationship meets the contractual-legal criterion if an entity establishes relationships with its customers through contracts, applies only if a contract is in existence at the date of the acquisition. The EITF concluded that this provision applies if an entity has a practice of establishing contracts with its customers. Thus, an entity would recognize a customer relationship at the date of the business combination even if there were no contracts in existence at that date since the entity has a practice of establishing contracts with its customers. The EITF also observed that this consensus addresses only the recognition of customer relationships and does not address the valuation of such customer relationships. These consensuses should be applied on a prospective basis for all business combinations consummated after October 25, 2002 and all Step 1 and Step 2 impairment tests performed after October 25, 2002 (note 1m).

         In September 2002 the EITF reached a consensus in EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets" ("EITF 02-13"). The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF 02-13 is effective for goodwill impairment tests performed after September 12, 2002. We are currently analyzing the impact EITF 02-13 will have on our consolidated financial statements (note 1m).

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


2) Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                                                    Three Months Ended      Nine months Ended
                                                       September 30,          September 30,
                                                      2002       2001        2002        2001
                                                   -------    -------      --------    --------
Net income (loss) ................................ $(6,311)   $(4,122)   $(25,898)   $ 19,663
Foreign currency translation adjustment ..........    (121)        26           4           6
Unrealized gain on available-for-sale
 investment ......................................    --         --          --           (21)
                                                   -------    -------    --------    --------
Comprehensive income (loss) ...................... $(6,432)   $(4,096)   $(25,894)   $ 19,648
                                                   =======    =======    ========    ========

3) Inventories
          Inventories, net consist of the following (in thousands):

                                September 30,    December 31,
                                     2002            2001
                              --------------   -----------------
      Raw materials..........     $   -               $ 936
      Products in progress...         -                   -
      Finished products......         -               1,134
                              ----------        ----------------
      Inventories, net            $   -              $ 2,070
                              ==========         ==============

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4) Intangible Assets (Note 1m)

       Acquired intangible assets that are subject to amortization at September 30, 2002 and December 31, 2001, consist of the following (in thousands):

                                             Gross Carrying Amount            Accumulated Amortization
                                       ---------------- ----------------- ---------------- -----------------
                                        September 30,     December 31,     September 30,     December 31,
                                            2002              2001             2002              2001
                                       ---------------- ----------------- ---------------- -----------------
      Developed technology                     $ 1,378           $ 1,378             $574              $ 55
      Core technology                            7,055             7,055            1,176               116
      Patent applications                          990               990              165                16
      Customer base                                322               322               54                 5
                                       ---------------- ----------------- ---------------- -----------------

           Total                               $ 9,745           $ 9,745           $1,969             $ 192
                                       ================ ================= ================ =================

Aggregate amortization expense was approximately $591,000 and $1,776,000 for the three and nine months ended September 30, 2002, respectively.

     5) Goodwill (Note 1m)

     The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

        DRM Solutions Balance as of December 31, 2001    $ 20,819
        Goodwill  adjustments during the period, net        (201)
                                                            ----
        Balance as of September 30, 2002                 $ 20,618
                                                         ========

     Goodwill adjustments primarily represent increases for additional professional fees related to the purchase of eMation of approximately $87,000 and adjustments to liabilities assumed on the date of acquisition of approximately $288,000 that were settled at amounts less than the present values estimated on the date of the acquisition.

     Goodwill acquired in 2001 is not expected to be deductible for income tax purposes.

     Summarized below are the effects on net income (loss) and net income (loss) per share data, if we had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                        For Three Months Ended September 30,
                                        ------------------------------------
                                             2002              2001
                                             ----              ----

        Reported net income (loss)          $(6,311)         $(4,122)
        Add Back:  Goodwill amortization           -             248
                                        ------------- ----------------
        Adjusted net income (loss)          $(6,311)         $(3,874)
                                        ============= ================


        Basic earnings (loss) per share:
          Reported net income (loss)        $ (0.23)         $ (0.22)
          Goodwill amortization                    -             0.01
                                        ------------- ----------------
          Adjusted net income (loss)        $ (0.23)         $ (0.21)
                                        ============= ================

        Diluted earnings (loss) per share:
          Reported net income (loss)        $ (0.23)         $ (0.22)
          Goodwill amortization                    -             0.01
                                        ------------- ----------------
          Adjusted net income (loss)        $ (0.23)         $ (0.21)
                                        ============= ================

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                          For Nine months Ended September 30,
                                          -----------------------------------
                                              2002           2001
                                              ----           ----

        Reported net income (loss)          $(25,898)       $19,663
        Add Back:  Goodwill amortization            -         1,978
                                          ------------ -------------

        Adjusted net income (loss)          $(25,898)       $21,641
                                          ============ =============


        Basic earnings (loss) per share:
          Reported net income (loss)         $ (0.96)        $ 1.09
          Goodwill amortization                     -          0.11
                                          ------------ -------------
          Adjusted net income (loss)         $ (0.96)        $ 1.20
                                          ============ =============

        Diluted earnings (loss) per share:
          Reported net income (loss)         $ (0.96)        $ 1.01
          Goodwill amortization                     -          0.10
                                          ------------ -------------
          Adjusted net income (loss)         $ (0.96)        $ 1.11
                                          ============ =============



6) Acquisition

     On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts, a developer of Internet-based solutions that extract and manage information from intelligent devices and make that information available to people and business systems. We acquired eMation to acquire a company with greater opportunity than our then existing product line. As a result of the acquisition, we are a provider of DRM solutions worldwide. The results of eMation's operations are included in our consolidated financial statements since the date of acquisition.

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

     Unaudited Pro Forma Financial Information

     The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2001 as if the acquisition occurred on January 1, 2001. The unaudited pro forma financial information for the three and nine months ended September 30, 2001 does not necessarily reflect the results of operations that would have resulted had the acquisition occurred on January 1, 2001, nor is it necessarily indicative of future results (in thousands except per share data).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                    Three Months Ended   Nine months Ended
                                                    September 30, 2001   September 30, 2001
                                                    -------------------  ------------------
Revenues ........................................... $             3,943    $      12,811
                                                     ===================    =============

Net income (loss) .................................. $            (8,347)   $       7,153
                                                     ===================    ==============

Basic net income (loss) per weighted average
 common share outstanding .......................... $             (0.31)   $        0.28
                                                     ===================    ==============

Diluted net income (loss) per weighted average
 common share outstanding .......................... $             (0.31)   $        0.25
                                                     ===================    ==============


7) Sales of Assets

a)       Sale of Consumer Electronics Assets

         On March 1, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets related to our CE business to STMicroelectronics NV ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the CE business. In connection with the sale, we and STMicroelectronics entered into certain agreements including an Assignment and Assumption of Lease with respect to our former corporate headquarters office facility located in Malvern, Pennsylvania. Certain employees of ours entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million. In connection with the asset sale, we and certain of our subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products (note 7b) and PC products.

         We recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

          Sale price...........................................  $ 55,602
          Accounts receivable acquired........................       (261)
          Accrued expenses assumed............................        137
          Net book value of deferred stock compensation........      (498)
          Net book value of furniture and equipment sold......     (2,036)
          Net book value of goodwill and intangible assets....       (968)
          Other assets.........................................       (18)
          Employee transition and inducement costs.............    (2,956)
          Professional and legal fees..........................    (1,487)
                                                                ----------
          Gain on sale of CE assets........................       $ 47,515
                                                                ==========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

b)       Sale of Internet Appliance Assets

         On March 23, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets related to our IA business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the IA business, including those purchased from Teknema. Certain employees of ours entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002. In March 2002, we received $1.3 million, including interest of approximately $0.05 million, of the amount held in escrow. The remaining escrow balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix and is included in restricted cash in the consolidated balance sheet as of September 30, 2002. We are unable to predict the resolution of this matter, or reasonably estimate any amount of loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $550,000. We filed an answer to the counterclaim, denying the claim. A hearing date has not yet been set.

         We recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):

         Sale Price........................................ $18,000
         Prepaid expenses..................................    (954)
         Net book value of deferred stock compensation ....    (121)
         Net book value of furniture and equipment sold....    (466)
         Net book value of goodwill and intangible assets.. (10,586)
         License fee.......................................    (250)
         Employee transition and inducement costs..........    (763)
         Professional and legal fees incurred..............    (338)
                                                              -----

         Gain on sale of IA assets.........................  $ 4,522
                                                             =======

c)       Unaudited Pro Forma Financial Information

         The following unaudited pro forma financial information presents our results of operations for the nine months ended September 30, 2001, as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses, amortization of goodwill, the gains recorded upon the dispositions and income taxes. The unaudited pro forma financial information for the nine months ended September 30, 2001 does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001 (in thousands except per share data).

                                                       Nine Months Ended
                                                       September 30, 2001
                                                       ------------------

          Revenues.....................................   $   4,004
                                                          =========

          Net loss.....................................   $ (26,038)
                                                          ==========

          Basic  and  diluted  net loss per  weighted
          average common share outstanding..............  $   (1.45)
                                                          ==========

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8)       Transaction with Sonic Solutions

         In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the digital media market (see discussion of Services, below) and, as of June 30, 2002, terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. Under the terms of the Agreement, Sonic paid us $2 million for the exclusive and perpetual license to all of the intellectual property ("IP") of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment (the "Equipment"). The Equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling approximately $106,000. These inducements were paid in June 2002 and are included in special charges in the accompanying statements of operations for the nine months ended September 30, 2002. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. In May 2002 we recorded a charge of approximately $24,000 related to the modifications, which is included in special charges in the statements of operations for the nine months ending September 30, 2002. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We provided the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. If Sonic wishes to maintain the Services agreement through December 31, 2002, then Sonic will pay Axeda $422,777, which approximates our cost, for the Services provided from August to December 31, 2002, pro rated to the date of termination of the Services. The Services fees are recognized as services revenues as Sonic utilizes the Services, and are payable semi-monthly in arrears on the 15th and 30th of each month beginning August 2002. For the three and nine months ended September 30, 2002, we recognized approximately $115,000 of services revenues and cost of revenues for the services provided in August and September 2002.

         Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement, and because we are providing the Services to Sonic after the initial delivery of the licensed IP, we are recognizing the $2 million license fee on a straight-line basis over seven months, which is the period that we have agreed to provide the Services. For the three and nine months ended September 30, 2002 we have recognized approximately $857,000 and $1,143,000, respectively, of license revenues under this arrangement. Approximately $166,000 of the net book value of the Equipment was charged to expense and is included in special charges in the accompanying statements of operations for the nine months ending September 30, 2002. The remaining net book value of the Equipment of $165,000, which is attributed to Equipment that will continue to be utilized by our employees who have not been offered and who have not accepted employment offers from Sonic prior to December 31 2002, is being amortized over the seven-month term of the Services.

         Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and in July 2002 we terminated our lease for this facility. The original term of the lease ended in March 2005. In July 2002, we paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, to the lessor as an inducement to cancel the lease. We also paid $210,000 in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying statements of operations for the nine months ending September 30, 2002.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         A summary of special charges recorded for the nine months ending September 30, 2002, all in connection with our exit from the PC business, is as follows:
                                                          Amount
          Description                                   ($-`000's)

          Net book value of equipment................     $ 166
          Employee termination expenses..............       130
          Inducements to other employees.............        11
          Lease termination costs....................       513
                                                            ---
          Total special charges.......................    $ 820
                                                           =====

9) Notes Payable

a) Note Payable - Bank Leumi

     In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, we acquired the balance of $1,650,000 of eMation's amount outstanding under a $1,700,000 line of credit with Bank
     Leumi in Israel. The line of credit was paid in full in January 2002, including interest of approximately $21,000.

b) Equipment Line of Credit

     As of September 30, 2002, we had approximately $238,000 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. As of September 30, 2002, there is a financing fee due to EVP for approximately $54,000, which was accrued and charged to interest expense for the three and nine months ending September 30, 2002. The line of credit was available to finance purchases of capital equipment through September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results.

     As of September 30, 2002, we were in compliance with all of our covenants to EVP.

10)      Accrued Expenses

     Accrued expenses consist of the following:
                                               September 30,  December 31,
                                               -------------  ------------
                                                  2002          2001
                                                  ----          ----
Legal and professional fees ...................   1,089        $2,708
Payroll and related costs .....................   2,946         2,951
Severance .....................................     145           899
Unutilized leased facility ....................     427           107
Royalties to Israeli government agencies ......     755           620
Legal settlements .............................     277           277
Accrued Dolby royalties .......................       2           122
Sales, excise and other taxes .................     427           192
Other .........................................   1,789         1,052
                                                  ------       ------

     Total ....................................  $7,857        $8,928
                                                 ======        ======

11)      Equity Transactions

a) Treasury Stock

         In May 2002 we reached an agreement with a former officer to re-pay a portion of the remaining balance of an original loan for $160,000 that was originally extended to the officer in February 2000. The officer previously paid $15,000 of the loan, leaving a balance of $145,000, which was fully reserved during the fourth quarter of 2001. Under the agreement, in June 2002, the former officer paid us $50,000 and surrendered 20,000 shares of Axeda common stock held by the former officer. On the day that we received the shares, the fair market value of our common stock was $1.97 per share. As a result, during the quarter ended June 30, 2002, we recorded treasury stock of $39,400 and a reduction of $90,000 to the provision for doubtful accounts.


b)       Exchangeable Preferred Stock

         In May 2002 a former principal stockholder of Cinax Designs, Inc., a company that we purchased in August 2000, exchanged 271,839 shares of exchangeable preferred stock ("preferred stock") of our subsidiary, Ravisent British Columbia Inc. ("Ravisent BC") issued in connection with the acquisition (Note 1j). Shares of our common stock issued for this transaction total 756,807 and 484,968 as of September 30, 2002 and December 31, 2001, respectively, and are recorded as issued and outstanding for financial reporting and earnings per share purposes, including 271,839 shares and 311,826 shares of preferred stock which were exchanged in 2002 and 2001, respectively. As the remaining unexchanged shares of preferred stock totaling 14,692 shares are exchanged by the preferred stockholders, such shares will be recognized as issued and outstanding. The shares of preferred stock are exchangeable, at the option of the holder at any time, on a one-for-one basis, into shares of our common stock, have an automatic redemption into shares of our common stock date on August 1, 2005, and contain certain dividend restrictions, as defined.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

c)       Employee Stock Options Granted

         In October 2002 we granted 634,000 stock options to employees, including 100,000 to our current Chief Executive Officer ("CEO") and 75,000 to our President, with an exercise price per share equal to the fair market value of our common stock and ranging from $0.43 to $0.47.

         In August 2002 we granted 505,500 stock options to employees with an exercise price per share equal to the fair market value of our common stock and ranging from $0.89 to $1.15.

         In April 2002 we granted 260,000 stock options to employees, including 65,000 to two of our directors, with an exercise price per share equal to the fair market value of our common stock and ranging from $2.63 to $2.67.

         In February 2002 we granted 1,012,200 stock options to employees, including 100,000 to our CEO, with an exercise price per share equal to not less than the fair market value of our common stock on the date of grant and ranging from $2.53 to $3.03.

         In February 2002 we granted 20,000 stock options to employees with an exercise price of $0.01 per share, which was less than the fair market value of our common stock on the date of grant. We have recorded approximately $50,000 of deferred stock compensation, which is being amortized over the vesting term of 2 years.

d)       Accelerated Vesting

         Under the terms of the employment agreement with our CEO, 100,000 options with an exercise price of $0.01 per share, which were granted to the CEO in August 2001, that, under the terms of the award would have vested from February 2002 to August 2003, were to vest in February 2002 upon the continued employment of the CEO as of and after that date. Upon the continued employment of the CEO as of and after February 2002, the respective options vested and were exercisable. For the nine months ended September 30, 2002, we recorded a charge of approximately $164,000 on the date of the acceleration, which is included in non-cash compensation general and administrative expense in the accompanying statement of operations, for deferred stock compensation that was initially recorded in August 2001.
e)       Amendment to 1999 Stock Incentive Plan

         In June 2002 our stockholders approved the proposal to increase the number of shares available for issuance under our 1999 Stock Incentive Plan from 3,225,000 shares to 3,725,000 shares, excluding the annual automatic increase shares.


12)      Related Party Transactions

     In January 2002, under the terms of the separation agreement with our former CEO as director, we modified the terms our stock options awarded during the term of employment with us to immediately vest all remaining outstanding stock options awarded and to permit the continued exercise of the options subsequent to termination until the earlier of the expiration date for the respective options or January 9, 2005. We recorded a charge of approximately $206,000 related to the accelerated vesting, primarily for the remaining balance of deferred stock compensation that was initially recorded in June 1999 and July 2001, and $223,000 related to the modification for continued exercisability of the options, resulting primarily from the incremental intrinsic value on the date of the modification of options granted in July 1997 and July 2001. The total charge of approximately $429,000 is included in non-cash compensation general and administrative expense in the accompanying statement of operations for the nine months ended September 30, 2002. In addition, we forgave loans totaling approximately $414,000, including interest of approximately $16,000. The loan forgiveness and related employment taxes, totaling approximately $600,000 were accrued and charged to general and administrative expense in December 2001.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13)      Commitments and Contingencies

     On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in the Company's July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. On July 15, 2002, we filed a motion to dismiss all claims against us and our officers and directors. The Court has not ruled on this motion. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

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

     Various third parties have notified us, as well as some of our former digital media products customers, that our DVD products infringe patents held by such third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our products may infringe such patents. We are unable to predict the outcome of these matters, however, we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and, during the quarter ended June 30, 2002, accrued $375,000, which is included in other general and administrative expense in the accompanying statements of operations for the nine months ended September 30,2002.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In May 2002, we entered into a sub-lease for approximately 35,000 square feet of space in an office building in the same business park as our former offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses, utilities and taxes, and will be used for research and development, sales and support and administrative activities. The lease commenced in June 2002, expires in July 2007, and provides for free rent through September 2002. We are recording the net lease expense on a straight-line basis over the term of the lease. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets. We completed our occupation of the new offices in July 2002, and, in September 2002, we entered into a sublease agreement with a tenant (the "Subtenant") for the balance of the term of the lease for our former offices. The lease for our former offices expires in July 2004 and required us to pay minimum future rental payments totaling approximately $503,000 as of July 31, 2002. Under the terms of the sublease agreement, we will receive minimum future rental payments totaling approximately $322,000 from the Subtenant. For the three months ending September 30, 2002, we recorded a charge of approximately $180,000, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received.

     In June 2002 we entered into a Software License Agreement ("the Agreement") with a vendor to provide server and client software that, beginning in August 2002, is incorporated into our DRM Enterprise Server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay a minimum, non-refundable prepaid license fee of $400,000 (the "minimum license fee"), which is payable in installments. We paid $100,000 in July 2002, and are required to pay $100,000 on June 30, 2003 and the remaining $200,000 on December 15, 2003. In addition to the license fees for billable sales, we owe the vendor approximately $37,000 for a development software license fee (the "development fee") for certain of the vendor's report products to be used solely for development and test purposes. The license fee for the development software will be credited against the minimum license fee. We are also obligated to purchase annual maintenance from the vendor at a rate of 18% of the cumulative license fee for billable sales and 18% of the development fee. The annual maintenance fees are payable in advance and may not be credited against the minimum license fee.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14)      Segment Information

     We operate in a single industry segment, which is the development and licensing of our technology.

     We sell and license our technology to customers primarily in North America, Europe and Asia. A majority of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

                                                         Three Months Ended September 30,
                                        -------------------------------------------------------------------
Country/ Geographic Region                           2002                                2001
--------------------------
                                        --------------------------------     ------------------------------

                                          $ - `000's       % of total        $ - `000's        % of total
                                          ----------       ----------        ----------        ----------
North America:
     United States                              $ 2,192            50%               $ 247             29%
     Canada                                         378              9                 276              33
                                        ----------------  -------------    ----------------    ------------

          Total - North America                   2,570             59                 523              62
                                        ----------------  -------------    ----------------    ------------

Europe:
     Germany                                         65              2                 220              26
     France                                         275              6                   -               -
     Netherlands                                    134              3                   -               -
     Switzerland                                    391              9                   -               -
     United Kingdom                                 100              2                   -               -
     Other                                          220              5                  58               7
                                        ----------------  -------------    ----------------    ------------
          Total - Europe                          1,185             27                 278              33
                                        ----------------  -------------    ----------------    ------------
Asia-Pacific:
     Israel                                         105              3                   -               -
     Japan                                          432             10                  10               1
     Taiwan                                           -              -                  30               4
     Other                                           58              1                   -               -
                                        ----------------  -------------    ----------------    ------------
          Total - Asia-Pacific                      595             14                  40               5
                                        ----------------  -------------    ----------------    ------------

South America - Other                                19              -                   -               -
                                        ----------------  -------------    ----------------    ------------

Total                                           $ 4,369           100%               $ 841            100%
                                        ================  =============    ================    ============

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                         Nine months Ended September 30,
                                        -------------------------------------------------------------------
Country/ Geographic Region                           2002                               2001
--------------------------
                                        ------------------------------      -------------------------------

                                          $ - `000's       % of total        $ - `000's        % of total
                                          ----------       ----------        ----------        ----------
North America:
     United States                              $ 5,465            44%             $ 2,314             52%
     Canada                                       1,634             13               1,366              31
                                        ----------------  -------------    ----------------    ------------
          Total - North America                   7,099             57               3,680              83
                                        ----------------  -------------    ----------------    ------------

Europe:
     Germany                                        630              5                 368               8
     France                                       1,307             10                  21               -
     Netherlands                                    573              5                   -               -
     Switzerland                                    615              5                   -               -
     United Kingdom                                 339              3                   -               -
     Turkey                                           -              -                   6               -
     Other                                          651              5                  80               2
                                        ----------------  -------------    ----------------    ------------
          Total - Europe                          4,115             33                 475              10
                                        ----------------  -------------    ----------------    ------------

Asia-Pacific:
     Israel                                         274              2                   -               -
     Japan                                          804              6                 263               6
     Taiwan                                           -              -                  30               1
     Other                                          180              1                   2               -
                                        ----------------  -------------    ----------------    ------------
          Total - Asia-Pacific                    1,258              9                 295               7
                                        ----------------  -------------    ----------------    ------------

South America - Other                                80              1                   1               -
                                        ----------------  -------------    ----------------    ------------

Total                                           $12,552           100%             $ 4,451            100%
                                        ================  =============    ================    ============


15)      Segment Reporting

     Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the nine months ended September 30, 2002 we had three reportable segments: device relationship management ("DRM") solutions, personal computer ("PC") and Internet appliance ("IA") (note 6, note 7 and note 8). For the nine months ended September 30, 2001, we also had a consumer electronics ("CE") segment.

     DRM Solutions: Entered as a result of the acquisition of eMation in December 2001 (note 6), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRMTM System enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, vehicles, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRMTM System enables our customers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. eMation historically derived its main source of revenue from its industrial automation products, which are now components of our DRM system. While we continue to sell the components of the DRM system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of the Axeda DRMTM System.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     PC: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in PC systems. The segment also provided supporting hardware designs as well as customization services and customer support. The segment's solutions enable decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on personal computers (note 8).

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

                                            Three Months Ended September 30,
                                        ----------------------------------------
                                                2002              2001*
                                        ----------------  ----------------------
                                                    % Total              % Total
                                        ($-`000's)  revenues   $-`000's)revenues
                                        ----------  --------   --------  -------
     Revenue:
    DRM Solutions ......................   $2,799      64%       $--          -%
    PC .................................    1,426      33         605         72
    IA .................................      144       3         236         28
    CE .................................     --       --          --         --
                                           ------     ---        ----        ---

              Total ....................   $4,369     100%       $841       100%
                                           ======     ===        ====       ====
Gross profit :
    DRM Solutions (excluding software
    amortization of $525 in 2002): .....   $1,436      32%        $--         -%
    PC .................................    1,047      24          322       38
    IA .................................      115       3            9        1
    CE .................................     --       --           --        --
                                          ------      ---         ----       ---
Total (excludes software amortization of   $2,598      59%        $331       39%
$525 in 2002)...........................  =======     ===         ====      ====

* - Does not include eMation, which was acquired in December 2001 (note 6).

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                 Nine months Ended September 30,
                                        ----------------------------------------
                                                  2002               2001*
                                        --------------------- ------------------
                                                    % Total             % Total
                                         ($-`000's) revenues ($-`000's) revenues
                                         ---------- -------- ---------  --------
     Revenue:
    DRM Solutions ......................   $ 7,496     60%     $ --         -%
    PC .................................     3,603     29       3,693      83
    IA .................................     1,453     11         337       8
    CE .................................      --      --          421       9
                                           -------    ---      ------     ---
              Total ....................   $12,552    100%     $4,451     100%
                                           =======    ===      ======     ===


Gross profit :
    DRM Solutions (excluding software
    amortization of $1,579 in 2002) ....   $ 3,924     31%     $ --         0%
    PC .................................     1,908     15       2,400      54
    IA  (excludes inventory charges of
     $13,420 in 2001)...................       173      2          24       1
    CE .................................      --      --          327       7
                                           -------    ---       -----     ---

Total (excludes software amortization of
 $1,579 in 2002 inventory charges of
 $13,420 in 2001)......................    $ 6,005     48%     $2,751      62%
                                           =======    ===      ======     ===
* - Does not include eMation, which was acquired in December 2001 (note 6).

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report. The information herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events of future results to differ from those discussed herein. Such factors include, but are not limited to: the transition in businesses we are currently undergoing; fluctuating quarterly operating results; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; declining sales of our legacy products; the current economic slowdown and our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth and attract and retain additional personnel; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion, receive expected functionality and performance, or achieve benefits attributable to our DRM solutions; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; our ability to raise capital; the potential for NASDAQ delisting if the trading price of our stock remains below $1.00; risks from international operations; and others discussed in this section and in Item 3 under "Factors That May Affect Future Results". In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

The following is a summary of the topics of Management's Discussion And Analysis of Financial Condition and Results of Operations and where they can be found in this section:

Description                                                                                   Page(s)
--------------------------------------------------------------------------------------- --------------------
Overview and Recent Events                                                                    28 - 30
--------------------------------------------------------------------------------------- --------------------
DRM                                                                                             31
--------------------------------------------------------------------------------------- --------------------
Results of Operations Data - Three and Nine Months Ended September 30, 2002 and 2001          36 - 40
--------------------------------------------------------------------------------------- --------------------
Results of Operations - Nine Months Ended September 30, 2002 and 2001                         41 - 46
--------------------------------------------------------------------------------------- --------------------
Results of Operations - Nine Months Ended September 30, 2002 and 2001                         41 - 46
--------------------------------------------------------------------------------------- --------------------
Acquired In-process Research and Development                                                    47
--------------------------------------------------------------------------------------- --------------------
Liquidity and Capital Resources                                                               48 - 50
--------------------------------------------------------------------------------------- --------------------
Critical Accounting Policies                                                                  51 - 54
--------------------------------------------------------------------------------------- --------------------
Recent Accounting Pronouncements                                                                54
--------------------------------------------------------------------------------------- --------------------

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview and Recent Events

The quarter ending September 30, 2002 marks the third period for which we are reporting a full quarter of activity of Axeda Systems, Ltd. (formerly eMation, Ltd. ("eMation"), a private company organized under the laws of the State of Israel, which we acquired on December 7, 2001. The acquisition gave us an immediate entry into the enterprise software and services market, and provided us with a new category of software products called Device Relationship Management ("DRM"), which enable companies to access and exploit hidden information within remote machines, devices and facilities.

We believe that you should not rely on the results for any previous period as an indication of our future performance because our business model has changed significantly since the sales of our consumer electronics ("CE") and Internet appliance ("IA") assets in the first quarter of 2001, the license of our personal computer ("PC") technology to Sonic in May 2002, and the acquisition of eMation in December 2001, which are each described below.

We expect our future license and services and maintenance revenues to be increasingly driven by our DRM solutions. For the three months ended September 30, 2002 revenues from our DRM Solutions were approximately $2.8 million or 64% of our total revenues for the quarter. Excluding non-cash software amortization, gross profit for the DRM Solutions was approximately $1.4 million or 50% of our total DRM revenues for the three months ended September 30, 2002.

eMation historically derived its main source of revenue from its industrial automation products, which are now components of our DRM system. While we continue to sell the components of the DRM system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of our DRM system.

In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the digital media market (see discussion of Services, below) and, as of June 30, 2002, terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. Under the terms of the Agreement, in May 2002, Sonic paid us $2 million for the exclusive and perpetual license to all of the intellectual property ("IP") of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment (the "Equipment"). The Equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling approximately $106,000. These inducements were paid in June 2002 and are included in special charges in the accompanying statements of operations for the nine months ended September 30, 2002. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. In May 2002 we recorded a charge of approximately $24,000 related to the modifications, which is included in special charges in the statements of operations for the nine months ending September 30, 2002. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We provided the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. If Sonic wishes to maintain the Services agreement through December 31, 2002, then Sonic will pay Axeda $422,777, which approximates our cost, for the Services provided from August to December 31, 2002, pro rated to the date of termination of the Services. The Services fees are recognized as services revenues as Sonic utilizes the Services, and are payable semi-monthly in arrears on the 15th and 30th of each month beginning August 2002. For the three and nine months ended September 30, 2002, we recognized approximately $115,000 of services revenues and cost of revenues for the services provided in August and September 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement, and because we are providing the Services to Sonic after the initial delivery of the licensed IP, we are recognizing the $2 million license fee on a straight-line basis over seven months, which is the period that we have agreed to provide the Services. For the three and nine months ended September 30, 2002 we have recognized approximately $857,000 and $1,143,000, respectively, of license revenues under this arrangement. Approximately $166,000 of the net book value of the Equipment was charged to expense and is included in special charges in the accompanying statements of operations for the nine months ending September 30, 2002. The remaining net book value of the Equipment of $165,000, which is attributed to Equipment that will continue to be utilized by our employees who have not been offered and who have not accepted employment offers from Sonic prior to December 31 2002, is being amortized over the seven-month term of the Services.

Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and in July 2002 we terminated our lease for this facility. The original term of the lease ended in March 2005. In July 2002, we paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, to the lessor as an inducement to cancel the lease. We also paid $210,000 in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying statements of operations for the nine months ending September 30, 2002.

During the course of 2001 we completed several transactions transforming our product offerings and shifting the markets in which we compete. Prior to March 2001, we designed, developed, licensed and marketed innovative modular software solutions that enabled digital video and audio stream management in PC systems, CE devices and Internet appliances. We also licensed supporting hardware designs to select customers, provided customization services and customer support. In addition, we also sold Internet appliances and components to telecommunications companies, Internet service providers and others.

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

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We also paid sign-on bonuses of $0.3 million to three of eMation's executives. In connection with the acquisition, we expensed $3.1 million of the purchase price as acquired in-process research and development ("IPR&D") and recorded identifiable intangible assets and goodwill of approximately $9.7 million and $20.8 million, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), certain provisions of which were adopted in 2001 and the remaining provisions on January 1, 2002, we no longer amortize goodwill, but instead test it for impairment at least annually and at the same time every year. See Impairment Analysis, below.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

An aggregate of 1.6 million shares of our common stock issued in the eMation acquisition has been deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may arise as a result of the eMation acquisition. The shareholders' agent appointed pursuant to the share purchase agreement agreed to us submitting a claim on the escrow fund for the return of 23,843 shares of our common stock in consideration for our issuance of certain warrants at the closing. This escrow arrangement will expire on December 7, 2002 and any shares remaining in escrow will be returned to former eMation shareholders. Any shares returned to us will reduce the balance of goodwill recorded in the acquisition.

During the first quarter of 2001 we sold substantially all of the assets of our CE and IA businesses and in the process raised approximately $73.6 million, enabling us to pursue other strategic alternatives. Effective as of March 1, 2001, pursuant to an asset acquisition agreement dated as of January 18, 2001, along with our subsidiaries, Ravisent I.P., Inc., Ravisent Operating Company, Inc. and VIONA Development Hard and Software Engineering GmbH & Co. KG, we sold and licensed substantially all of our assets related to our CE business to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, STMicroelectronics). The assets sold and licensed included contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operation of the CE business. In addition, approximately 76 of our employees, most of whom were associated with our CE business, accepted employment with STMicroelectronics in connection with the asset sale. Pursuant to the terms of the asset acquisition agreement, STMicroelectronics paid approximately $55.6 million. In connection with the asset sale, we granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products and our PC products. In addition, we agreed not to compete in significant aspects of the CE market until March 1, 2006. Revenues and gross margin for the CE business totaled approximately $0.4 million, or 9% of total revenues, and $0.3 million, or 12% of total gross profit, respectively, for the nine months ended September 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period.

Effective as of March 23, 2001, pursuant to an asset acquisition agreement dated as of March 21, 2001, along with certain of our subsidiaries, we sold substantially all of the assets, excluding inventory, related to our IA business to Phoenix Technologies Ltd., a Delaware corporation, for $18 million, of which $1.8 million was being held in escrow by a third party for indemnification purposes until March 2002. In March 2002 we received $1.3 million, including interest of approximately $0.05 million. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $550,000 be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $550,000. We filed an answer to the counterclaim, denying the claim. A hearing date has not yet been set. We are unable to predict the resolution of this matter, or reasonably estimate a range of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. The assets sold included certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix Technologies purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix Technologies. Sales for the IA business totaled approximately $0.2 million, or 28% of total revenues and were made at amounts approximating our carrying value resulting in nominal gross margin for the quarter ended September 30, 2001. These amounts are not necessarily indicative of the results that would have been obtained for any future period if we had not sold our IA business. Revenues and gross profit associated with our remaining IA hardware assets totaled approximately $1.5 million, or 11% of total revenues, and $0.2 million, or 3% of total gross profit excluding software amortization for the nine months ended September 30, 2002. As of September 30, 2002 our inventories, which relate primarily to our former IA business, are completely reserved, thus, future sales of our inventories, if any, will result in substantial gross margins because there would be no cost of revenues.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

DRM Solutions

Since December 7, 2001, our main strategic focus has been on our DRM solutions . We have not yet licensed certain DRM solutions individually and therefore do not have vendor-specific objective evidence of fair value ("VSOE") for this element. However, when offered with our DRM maintenance and/or services, we apply the provisions of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 97-2 requires us to allocate the fee to the individual elements based on VSOE, regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual value method. Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training, configuration and installation, is based upon our separate sales of these services to other customers.

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

Our Axeda Supervisor, Axeda @aGlance/IT, Axeda Connector and Axeda FactorySoft OPC products are sold on a per-unit basis. In cases where we sell such DRM products on a per-unit basis, revenues are recognized when the product ships to an OEM or distributor.

Prepaid maintenance and PCS fees are initially deferred and recognized on a ratable basis over the one-year maintenance period. Services revenues are recognized on a time and material basis.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                             (Amounts in thousands)

                                           Three Months Ended September 30,                 Nine Months Ending September 30,
                                      -----------------------------------------  ---------------------------------------------------
                                            2002                  2001                 2002                      2001
                                      --------------------  ------------------- ---------------------     --------------------------
                                               Percentage           Percentage          Percentage                    Percentage
                                      Amount   of Revenues  Amount  of Revenues  Amount   of Revenues      Amount       of Revenues
                                      ------   -----------  ------  -----------  ------   -----------      ------       -----------
Revenues:
   License .........................   $ 3,421     78.3%    $   571     67.9%  $  9,039         72.0%  $   3,607          81.1%
   Services and maintenance ........       795     18.2        --        --       2,012         16.0         407           9.1
   Hardware ........................       153      3.5         270     32.1      1,501         12.0         437           9.8
                                       -------    -----       --------------     --------  ---------     --------    --------
     Total revenues ................     4,369    100.0         841    100.0     12,552        100.0       4,451         100.0
                                       -------    -----       --------------     --------  ---------     --------    --------
Cost of revenues:
   License .........................       579     13.2         207     24.6      2,396         19.1       1,162          26.1
   Services and maintenance ........     1,163     26.6        --        --       2,870         22.8          94           2.1
   Hardware ........................        29      0.7         303     36.0      1,281         10.2         444          10.0
   Software amortization ...........       525     12.0        --        --       1,579         12.6        --          --
   Inventory charges ...............      --       --            --      --          --         --        13,420         301.5
                                       -------    -----       --------------     --------  ---------     --------    --------
     Total cost of revenues ........     2,296     52.5         510     60.6      8,126         64.7      15,120         339.7
                                       -------    -----       --------------     --------  ---------     --------    --------

Gross profit .......................     2,073     47.5         331     39.4      4,426         35.3     (10,669)       (239.7)
                                       -------    -----       --------------     --------  ---------     --------    --------

Research and development
 Non-cash compensation ..........           31      0.7         228     27.1        129          1.0       2,082          46.8
 Other research and development
  expense ..........................     1,655     37.9       1,084    128.9      5,977         47.6       4,490         100.9

Sales and marketing
 Non-cash compensation ..........           17      0.4          18      2.1         55          0.4          87           1.9
 Other selling and marketing expense.    3,836     87.8       1,075    127.8     13,628        108.6       5,409        121.5

General and administrative
 Non-cash compensation ..........          103      2.3         275     32.7      1,202          9.6          387           8.7
 Other general and
  administrative expense .............   2,401     55.0       2,620      311.5     8,495        67.7        6,497         146.0

Provision for doubtful accounts.....       (27)    (0.6)       --                   (49)        (0.4)         784         17.6
Depreciation and amortization ......       422      9.7         358      42.6     1,062          8.5        2,413         54.2
Special charges ....................      --       --            --        --       820          6.5         --          --
                                       -------    -----       -------  -------   --------   ---------    --------       --------
Total Operating Costs ..............     8,438    193.0       5,658     673.0     31,319       250.0       22,149         498.0
                                         -----    -----       -----     -----      ------    --------     -------         -----

Operating loss .....................    (6,365)  (145.7)     (5,327)   (633.3)   (26,893)     (214.2)     (32,818)       (737.3)

(Gain) loss on disposals of assets..        86      2.0        --         --         123         1.0      (52,037)      (1,169.1)
Interest (income) expense, net and
other (income) expense, net ........      (140)    (3.2)       (520)    (61.8)      (450)       (3.6)      (1,567)        (35.2)
                                       -------    -----       ------  --------     --------  ---------    --------    --------
Loss before income tax benefit .....    (6,311)  (144.5)     (4,807)   (571.5)   ( 26,566)    (211.6)      20,786        (467.0)
Provision for income taxes (benefit)      --       --          (685)    (81.4)       (668)      (5.3)       1,123         (25.2)
                                       -------    -----      -------  ------      --------  ---------     --------     --------
Net income (loss) ..................   $(6,311)   (144.5)%   $(4,122)  (490.1)%   (25,898)    (206.3)      19,663      (441.8)%
                                       =======    ======     =======   ======     =======     ======       ======       ======


                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Revenues. Total revenues increased by 420%, or $3.5 million, from $0.8 million in the quarter ending September 30, 2001 to $4.4 million during the quarter ending September 30, 2002. The overall increase in revenues was mainly due to the addition of our DRM solutions, resulting from our acquisition of eMation in December 2001, which added $2.8 million. Sales from our PC licenses added approximately $0.8 million to our total revenues, while sales of IA products decreased by $0.1 million in the quarter ended September 30, 2002. Revenues from license, services and maintenance and hardware increased/(decreased) approximately $2.8 million, $0.8 million, and $(0.1) million, respectively, from the prior year.

License Revenues. License revenues increased by approximately $2.9 million, from $0.6 million for the quarter ended September 30, 2001 to $3.4 million for the quarter ended September 30, 2002. The increase was mainly attributable to the addition of sales of DRM products of $2.2 million as well as increased PC license revenues of $0.7 million. The increase in PC revenues resulted from revenues associated with the Agreement with Sonic of $0.9 million offset by decreases associated with customer contracts cancelled or assigned as part of the Agreement with Sonic in May 2002. In the future we expect license revenues to increase as software solutions related to our DRM system products contribute to this revenue stream.Except for the amortization of the remaining $0.9 million license and license fees associated with the remaining customer contract described in "Results of Operations - License revenues" for the nine months ended September 30, 2002, below, we do not expect to record material license revenues related to our PC business subsequent to September 30, 2002.

Hardware Revenues. Hardware revenues decreased by approximately $0.1 million for the quarter ended September 30, 2002 from $0.3 million for the quarter ended September 30, 2001 due to decreased sales of our Internet set-top boxes. As of September 30, 2002 our inventories, which relate primarily to our former IA business, are completely reserved, thus, future sales of our inventories, if any, will result in substantial gross margins, because there would be no cost of revenues.

Services and maintenance revenues. Services and maintenance revenues increased to $0.8 million for the quarter ended September 30, 2002 and was attributable to contractual services and maintenance plans, consisting of post contract support, sold with our DRM system products, and services associated with our contract with Sonic Solutions, which contributed $0.6 million and $0.2 million, respectively, during the quarter ended September 30, 2002.

Concentration. During 2001 the majority of our revenues were derived from a small number of customers. In the quarter ending September 30, 2002, five customers accounted for $2.3 million or 53% of our total revenues and 70% of our total gross profit excluding software amortization. In the quarter ended September 30, 2001, three customers accounted for 60% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base with our DRM System solutions.

International. We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the three and nine months ended September 30, 2002 companies based in North America accounted for 59% and 57%, respectively, of our total revenues. In the future we expect the majority of our revenues to be derived from companies based in North America.

Cost of Revenues. Cost of revenues increased $1.8 million, or 350%, from $0.5 million for the quarter ended September 30, 2001 to $2.3 million for the quarter ended September 30, 2002. The increase was a result of an increase to our cost of licenses fees of approximately $0.4 million and services and maintenance cost of revenues of approximately $1.2 million. Partially offsetting these increases were decreases in our cost of hardware of $0.3 million. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added $0.5 million to our cost of revenues for the quarter ended September 30, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The $0.4 million increase in cost of license revenues over the prior year is due to an additional $0.3 million in costs associated with our DRM solution and a net $0.1 million increase in our PC cost of licenses. The decrease of $0.3 million in cost of hardware revenues corresponds directly to the decrease in our hardware sales. The $1.2 million increase in cost of services and maintenance is attributable to the $1.1 million increase from our DRM system services and maintenance plans for the quarter ended September 30, 2002 and $0.1 million relating to our PC business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift more to our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $2.1 million of our cost of revenues for the year ending December 31, 2002.

Gross Profit. Excluding the $0.5 million software amortization expense recorded in the quarter ended September 30, 2002, gross profit increased by approximately $2.3 million, or 685%, from $0.3 million for the quarter ended September 30, 2001 to $2.6 million for the quarter ended September 30, 2002. The increase is attributable to increases in license revenues associated with our DRM Systems sales and license revenues associated with our sale to Sonic Solutions, which contributed approximately $1.4 million and $0.8 million, respectively, to the gross margin increase.

For the quarter ended September 30, 2002, 78% of our total revenues were derived from licenses, and 18% from services and maintenance, in comparison to 68% and 0%, respectively, in 2001. Historically the gross profit percentage from license revenues and services revenues is higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding software amortization, increased from 39% for the quarter ended September 30, 2001 to 59% for the quarter ended September 30, 2002, due to a more favorable product mix. Gross profit from our DRM products and services, excluding non-cash software amortization, for the quarter ending September 30, 2002 was 50%. Our services and maintenance gross profit is negative $0.4 million and is the direct result of the delivery of a high volume of proof of concept projects ("POC's") delivered as presales services during the quarter. In order to establish a stronger market presence and earn a prospective customer's commitment, we perform various marketing activities including delivering POC's to potential customers. These POC's provide a business case to demonstrate that our product can successfully operate in our customer's environment, perform according to published specifications and deliver cost savings. As we continue to expand into other markets and win additional customers, we expect to deliver additional proofs of concepts resulting in continued negative service margins.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 53%, from $1.1 million for the quarter ended September 30, 2001 to $1.7 million for the quarter ended September 30, 2002.

The increase in research and development expenses was due to the addition of staff expenses related to the DRM development team of approximately $1.4 million, and includes $0.1 million of severance incurred during the quarter, partially offset by $0.8 million in reductions in the PC development team and related professional fees. As a percentage of total revenues, other research and development expenses decreased from 129% to 38%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues. We expect research and development expenses to increase in 2002, compared to 2001, as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased $0.2 million from the quarter ended September 30, 2001 to the quarter ended September 30, 2002. The decrease from the prior year is mainly due to the reductions in staffing in connection with the closing of our Vancouver office in March 2001. No similar expense was recorded in the third quarter of 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Sales and marketing expenses increased approximately $2.8 million or 257% from $1.1 million for the quarter ended September 30, 2001 to $3.8 million for the quarter ended September 30, 2002.

The increase in sales and marketing expense is attributable to the inclusion of the eMation sales and marketing team, which contributed $3.3 million. In addition severance and other reorganization costs added $0.6 million to the increase for the quarter ended September 30, 2002. Partially offsetting this increase was a $1.1 million reduction in expense relating to the PC sales and marketing teams. As a percentage of total revenues, sales and marketing expenses decreased from 128% for 2001 to 88% for 2002. We expect sales and marketing expenses to increase in 2002, compared to 2001, as we continue to invest in our sales force for our enterprise software and services offerings.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses decreased $0.2 million or 8% from $2.6 million for the quarter ended September 30, 2001 to $2.4 million for the quarter ended September 30, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 312% for 2001 to 55% for 2002 of total revenues due to the proportionally larger increase in total revenues.

The decrease in other general and administrative expenses was due to a decrease in executive recruiting, severance, and staff retention expense totaling $0.2 million, $0.6 million and $0.3 million, respectively, offset by an increase of $0.9 million relating to the addition of the eMation general and administrative functions. Included in the $0.9 million increase is a one time lease charge of $0.2 million representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received in a property vacated this quarter. We expect total annual general and administrative expenses for 2002 to approximate the total annual 2001 amount, as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense decreased from $0.3 million for the quarter ended September 30, 2001 to $0.1 million for the quarter ended September 30, 2002. The $0.2 million decrease is attributable to amortization of deferred compensation recorded in connection with stock options granted to employees in July 2001 at less than fair market value. No similar expense was incurred in 2002.

Depreciation and Amortization. We recorded depreciation and amortization of $0.4 million for the quarter ended September 30, 2002 and for the quarter ended September 30, 2001. Reduced amortization expense of $0.2 million resulting from the impairment of our Cinax goodwill in December 2001 was partially offset by additional depreciation expense of $0.2 million resulting from the eMation acquisition. On a quarterly basis, we expect depreciation and amortization expense to be approximately the same for the balance of the year ended December 31, 2002.

Impairment Analysis Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $0.5 million for the quarter ended September 30, 2002. The patent applications and customer base are being amortized over their estimated useful lives of 5 years and are included with operating expenses, which totaled approximately $0.1 million for the quarter ended September 30, 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

We are in the process of completing the first step of the annual impairment test under SFAS 142 concerning the accounting for goodwill. With the assistance of an independent, national valuation firm, we are performing a fair market value analysis on our reporting unit in the fourth quarter of 2002, and determined that the preliminary results of this first test indicate a potential impairment of goodwill. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144 concerning the accounting for long-lived assets. We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and the SFAS 144 impairment tests are currently in process, and we expect to record a non-cash charge in the fourth quarter of 2002 to write-down a significant portion of the value of our goodwill and identified intangible assets.

Loss on disposals of assets. During the quarter ended September 30, 2002 we recorded a one time charge of $0.1 million for the disposal of certain assets that were no longer utilized or needed for our continuing operations. There were not equivalent charges recorded in the prior year.

Interest (Income) and Expense, net and Other (Income) and Expense, net. Net interest income decreased by $0.4 million, or 73%, for the quarter ended September 30, 2002 compared to the comparable period in 2001. The decrease is the result of lower bank interest rates and lower average cash balances in 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001.

Revenues. Total revenues increased by 182%, or $8.1 million, from $4.5 million in the nine months ended ending September 30, 2001 to $12.6 million during the nine months ending September 30, 2002. Sales from our DRM systems contributed $7.5 million to the increase in revenues while sales of our Internet appliance inventories added $1.1 million to our total revenues in the nine months ended September 30, 2002 and were partially offset by decreases of $0.4 million and $0.1 million in our CE and PC businesses, respectively, over the prior year. Revenues across our license, services and maintenance and hardware streams increased $5.4 million, $1.6 million, and $1.1 million, respectively, from the prior year.

License revenues. License revenues increased by approximately $5.4 million from $3.6 million for the nine months ended September 30, 2001 to $9.0 million for the nine months ended September 30, 2002. The increase was mainly attributable to the addition of sales of DRM products of $5.7 million offset by a decrease in PC revenues of $0.3 million. The $0.3 million net decrease in PC revenues was mainly attributable to the loss of a significant licensing customer from the prior year offset by increases in our former web-based sales of PC products. Additionally, revenue decreases in several OEMs have been offset by an increase in revenues to a PC graphics component manufacturer. We have licensed our CineMaster DVD product ("CineMaster") to such PC graphics component manufacturer on a per-unit basis since October 1, 2001 (see "Critical Accounting Policies"). The per-unit sales price of CineMaster to the customer now includes the cost of Dolby technologies licensed by us from Dolby. The new agreement provided for a royalty-free license for CineMaster, but not Dolby, for the quarter ended December 31, 2001. Under the agreement with the customer, the amount due from the customer for the Dolby royalties is equal to our cost. Since we are obligated to collect and remit royalties to Dolby for sales of our products incorporating Dolby technologies, our revenues attributable to this customer now include the total sales price for the DVD product sold to the customer, including the amount attributable to technologies licensed by us from Dolby. The related cost of revenues includes the cost of the Dolby royalties. As a result, there is no margin on the Dolby invoicing under this arrangement, which terminates on December 31, 2002, for the nine months ended September 30, 2002. Such amounts included in license revenues and cost of license revenues totaled approximately $1.3 million for the nine months ended September 30, 2002. Following the expiration of the agreement on December 31, 2002 and receipt of the final royalty reports, we will no longer record any revenue or cost of revenue associated with Dolby fees in our results. In the future we expect license revenues to increase as software solutions related to our DRM system products contribute to this revenue stream.

Except for the amortization of the remaining $0.9 million license and license fees associated with the remaining customer contract described above, we do not expect to record material license revenues related to our PC business subsequent to September 30, 2002.

Hardware revenues. Hardware revenues increased by approximately $1.1 million for the nine months ended September 30, 2002 from $0.4 million for the nine months ended September 30, 2001 due to increased sales of components related to Internet appliances, and, to a lesser extent, Internet set-top boxes. As of September 30, 2002 our inventories, which relate primarily to our former IA business, are completely reserved, thus, future sales of our inventories, if any, will result in substantial gross margins, because there would be no cost of revenues.

Services and maintenance revenues. Services and maintenance revenues increased 394% from $0.4 million for the nine months ended September 30, 2001 to $2.0 million for the nine months ended September 30, 2002. The increase was attributable to services and maintenance plans sold with our DRM system products as well as services provided to Sonic Solutions, which contributed $1.8 million and $0.2 million, respectively, during the nine months ended September 30, 2002, offset by a decrease in services of $0.4 million associated with our former CE business, which was sold to STMicroelectronics in March 2001.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Concentration. During 2001 the majority of our revenues were derived from a small number of customers. For the nine months ended September 30, 2002, our top five customers accounted for $4.5 million or 36% of our total revenues and 36% of our total gross profit excluding software amortization. In the nine months ended September 30, 2001, three customers accounted for 59% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base and we expect customers of our DRM solutions to increase our revenues.

International. We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the nine months ended September 30, 2002 companies based in North America accounted for 57% of our revenues. In the future we expect a greater portion of our revenues to be derived outside of North America.

Cost of Revenues. Cost of revenues decreased $7.0 million or 46% from $15.1 million for the nine months ended September 30, 2001 to $8.1 million for the nine months ended September 30, 2002. The decrease was a result of a $13.4 million inventory charge recorded during the quarter ended September 30, 2001, partially offset by increases relating to our license, services and maintenance and hardware of approximately $1.2 million, $2.8 million, and $0.8 million, respectively, from the prior year. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added $1.6 million to our cost of revenues for the nine months ended September 30, 2002.

The $1.2 million increase in cost of license revenues over the prior year is due to an additional $0.9 million in costs associated with our DRM solution and a net increase of $0.3 million for our PC products. The net increase in our PC cost of license revenues was due to the new license arrangement we have with a PC graphics component manufacturer, as previously described (see "Revenues," above), and increases in Dolby royalty rates due to reduced sales of products incorporating Dolby, offset by decreases in Dolby fees in total, attributable to lower sales of our PC products. The increase of $0.8 million in cost of hardware revenues corresponds directly to the increase in our hardware sales. The $2.8 million increase in cost of services and maintenance is attributable to an approximate $2.7 million increase from our DRM system services and maintenance plans and a $0.2 increase in services related to our PC business offset by a $0.1 million decrease in services related to our former CE business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift more to our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $2.1 million of our cost of revenues for the year ending December 31, 2002.

Gross Profit. Excluding the $13.4 million charge for inventory recorded in the nine months ending September 30, 2001 and the $1.6 million software amortization expense recorded in the nine months ended September 30, 2002, gross profit increased by $3.3 million, or 118%, from 2.8 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002. The increase is attributable to increases in license revenues associated with our DRM Systems sales.

For the nine months ended September 30, 2002, 72% of our total revenues were derived from licenses, and 16% from services and maintenance, in comparison to 81% and 9%, respectively, in 2001. Historically the gross profit percentage from license revenues and services revenues is higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory and software amortization, decreased from 62% for the nine months ended September 30, 2001 to 48% for the nine months ended September 30, 2002, due to negative gross profit from our services and maintenance operations. The negative gross profit from our services and maintenance operations is attributable to the delivery of a large number of non-billable POC services delivered to prospective customers during the year. In order to establish a stronger market presence and earn a prospective customer's commitment, we perform various marketing activities including delivering proofs of concepts ("POC's) to potential customers. These POC's provide a business case to demonstrate that our product can successfully operate in our customer's environment, perform according to published specifications and deliver cost savings. As we continue to expand into other markets and win additional customers we expect to deliver additional proofs of concepts resulting in continued negative service margins. Additionally, the negative gross profit from our services and maintenance was due to the sale of the assets of our CE business in March 2001 and a less favorable mix of licensing products in our PC business. Excluding the significant PC customer from the prior year and inventory charges, gross profit for the nine months ended September 30, 2001 would have been 47%.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased 33%, from $4.5 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002.

The increase in research and development expenses was due to the addition of staff expenses related to the DRM development team of approximately $4.5 million partially offset by $1.5 million from the PC development team and related professional fees. In addition decreases due to the elimination of the CE and IA development teams in the first quarter of 2001, contributed approximately $0.7 million and $0.8 million to the decrease as well. As a percentage of total revenues, other research and development expenses decreased from 101% to 48%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues. We expect research and development expenses to increase in 2002, compared to 2001, as we continue to invest in product development for our enterprise software and services offerings.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased 94% from $2.1 million for the nine months ended September 30, 2001 to $0.1 million for the nine months ended September 30, 2002. $1.4 million of the decrease is due to the immediate recognition in March 2001 of prepaid and deferred stock compensation, that would have continued to vest through September 2003, related to reductions in staffing in connection with the closing of our Vancouver office in March 2001. The remaining $0.6 million is the result of amortization of deferred compensation recorded in 2001 in connection with stock options granted to employees in September 2000. No similar expenses were recorded for the nine months ended September 30, 2002.

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Selling and marketing expenses increased $8.2 million or 152% from $5.4 million for the nine months ended September 30, 2001 to $13.6 million for the nine months ended September 30, 2002.

The increase in sales and marketing expense is attributable to the inclusion of the eMation sales and marketing team and the addition of our new professional services group, which contributed $10.2 and $2.8 million, respectively, to the increase for the nine months ended September 30, 2002. Partially offsetting this increase was the elimination of the sales and marketing teams associated with our CE and IA businesses, which resulted in decreases $0.4 million and $1.0 million, respectively, for the quarter ending September 30, 2002. Decreases of approximately $1.8 million relating to the settlement of a South American distribution rights agreement and $1.6 million from reduced staff in the PC sales teams also partially offset the increase. As a percentage of total revenues, sales and marketing expenses decreased from 121% to 109%. We expect sales and marketing expenses to increase in 2002, compared to 2001, as we continue to invest in our sales force for our enterprise software and services offerings.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses increased $2.0 million or 31% from $6.5 million for the nine months ended September 30, 2001 to $8.5 million for the nine months ended September 30, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 146% to 68% of total revenues due to the proportionally larger increase in total revenues. The increase in other general and administrative expenses was mainly due to the addition of the eMation general and administrative function, which contributed $2.7 million to the increase, partially offset by decreases executive recruiting and staff retention expense of approximately $0.3 and $0.4 million respectively. Included in the $2.7 million increase is a one time lease charge of $0.2 million representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received in a property vacated this quarter. We expect total general and administrative expenses for 2002 to approximate the total 2001 amount, as we focus on our infrastructure needs and reduce unnecessary overhead expenses.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased from $0.4 million for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002. The increase is attributable to a $0.4 million expense incurred for the acceleration of option vesting in accordance with certain employment agreements. In addition, $0.2 million of the increase is the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the increase is attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. During the nine months ended September 30, 2002 we had net recoveries of less than $0.1 million from previously reserved accounts resulting in a reversal of this expense. In the future we expect this expense to vary slightly as a result of improved credit and collection efforts and increased revenues.

Depreciation and Amortization. We recorded depreciation and amortization of $1.1 million for the nine months ended September 30, 2002, compared to $2.4 million for the nine months ended September 30, 2001. The sales of the assets of our CE and IA businesses, both of which were sold in March 2001, contributed $1.2 million of the decrease, while the impairment of our Cinax goodwill in December 2001 accounted for $0.8 million of the decrease. Offsetting these decreases was an increase of approximately $0.6 million attributable to depreciation of assets and amortization of intangibles acquired in the purchase of eMation. We expect depreciation and amortization expense to be approximately the same for the balance of the year ending December 31, 2002.

Impairment Analysis. Under SFAS No. 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS No. 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $20.8 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS No. 142, recognized intangible assets with finite useful lives are amortized over the period which the assets are expected to contribute directly or indirectly to the our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $1.6 million for the nine months ended September 30, 2002. The patent applications and customer base are being amortized over their estimated useful lives of 5 years and are included with operating expenses, which totaled approximately $0.2 million for the nine months ended September 30, 2002.

We are in the process of completing the first step of the annual impairment test under SFAS 142 concerning the accounting for goodwill. With the assistance of an independent, national valuation firm, we are performing a fair market value analysis on our reporting unit in the fourth quarter of 2002, and determined that the preliminary results of this first test indicate a potential impairment of goodwill. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144 concerning the accounting for long-lived assets. We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and the SFAS 144 impairment tests are currently in process, and we expect to record a non-cash charge in the fourth quarter of 2002 to write-down a significant portion of the value of our goodwill and identified intangible assets.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
Special Charges. Special charges for the nine months ended September 30, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility.

Loss on disposals of assets. During the nine months ended September 30, 2002 we recorded charges of $0.1 million for the disposal of certain assets that were no longer utilized or needed for our continuing operations. There were not equivalent charges recorded in the prior year.

Interest (Income) and Expense, net and Other, net. Net interest income decreased by $1.1 million, or 71%, for the nine months ended September 30, 2002 compared to the comparable period in 2001. The decrease is the result of lower average cash balances and lower bank interest rates in 2002.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the nine months ended September 30, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

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

As of the acquisition date, eMation was conducting ongoing research and development into its next generation DRM product, as well as enhancing its WizFactory and @aGlance industrial DRM products. Due to the significant technological risks relating to the development of these products and the fact that the products were not completed at the time of the acquisition, the work effort estimated to bring these products to market was considered in-process research and development. These development efforts are expected to include product enhancements and enable the products to perform on an increased number of platforms. In September 2002, we completed the next generation DRM product, Axeda DRM 3. Release 3 expands the diagnosis and repair, reporting, performance, connectivity and security features of the Axeda DRM system. Also in September 2002, we completed the new Windows XP version of our industrial automation solution, Wizcon, version 8.2, supervisory control and data acquisition (SCADA) system. These products, along with any related services and maintenance, are expected to generate revenues through at least 2004.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations up until 2001 primarily through the issuance and sale of debt and equity securities to investors including our initial public offering completed on July 16, 1999. Since March 2001, our operations have also been financed through the sales of the assets of our CE and IA businesses. As of September 30, 2002, we had approximately $23.1 million in cash and cash equivalents, including $0.55 million of the proceeds from the sales of the assets of our IA businesses in March 2001 which are currently held in escrow by third parties pending the settlement of a claim submitted by Phoenix. We are unable to predict the resolution of this matter, or reasonably estimate any amount of possible loss given the current status of this matter. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $550,000. We filed an answer to the counterclaim, denying the claim. A hearing date has not yet been set.

Net cash used in operating activities for the nine months ending September 30, 2002 was $20 million. Cash used in operating activities for this period was primarily the result of our net loss of approximately $(25.9) million, adjusted for other non-cash charges, including non-cash compensation and depreciation and amortization totaling approximately $4.0 million, losses on disposals of assets totaling approximately $0.5 million and other changes in working capital of approximately $1.4 million. Net cash used in operating activities for the nine months ended September 30, 2001 was $19.8 million. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains of approximately $52.0 million and non-cash compensation expense and depreciation and amortization totaling approximately $4.5 million.

Net cash used in investing activities for the nine months ending September 30, 2002 was $2.2 million, and consisted of purchases of leasehold improvements, furniture and equipment. Net cash provided by investing activities for the nine months ended September 30, 2001 was approximately $65.2 million and consisted primarily of the net proceeds from the sales of assets of our CE and IA businesses of approximately $68.1 million, offset by purchases of furniture and equipment of approximately $0.4 million.

In March 2001, we completed the sale of the assets of our CE business to STMicroelectronics and received approximately $55.6 million, of which $0.7 million that was previously held in escrow was released in September 2002.

In March 2001, we sold the assets of our IA business, excluding inventory, to Phoenix Technologies for $18 million, of which $0.55 million remains withheld by a third party pending the settlement of a claim submitted by Phoenix.

Net cash used in financing activities was $2.0 million for the nine months ending September 30, 2002 and consisted of the repayment of the balance of $1.65 million under the line of credit acquired in the acquisition of eMation and principal payments of the equipment line of credit to EVP of approximately $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2001 was $1.3 million and consisted of proceeds from the exercise of stock options and warrants.

As of September 30, 2002, we had approximately $0.3 million outstanding on an equipment line of credit with European Venture Partners ("EVP") with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period. The line of credit was available to finance purchases of capital equipment until September 30, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results. As of September 30, 2002, we were in compliance with all of our covenants to EVP.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

A portion of our liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees who are employed in Israel are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of our Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $0.5 million. The aggregate value of these policies is approximately $0.3 million. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

In May 2002, we entered into a lease for approximately 35,000 square feet of space in an office building in the same business park as our current offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses, utilities and taxes, and is used for research and development, sales and support and administrative activities. The lease commenced in June 2002, expires in July 2007, and provides for free rent through September 2002. We will record the net lease expense on a straight-line basis over the term of the lease. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets. We completed our occupation of the new offices in July 2002 and, in September 2002, we entered into a sublease with a subtenant (the "Subtenant") for the balance of the term of the lease for our former offices. The lease for our former offices expires in July 2004 and requires us to pay minimum future rental payments totaling approximately $0.5 million as of July 31, 2002. Under the terms of the sublease agreement, we will receive minimum future rental payments totaling approximately $0.3 million from the Subtenant. For the three months ending September 30, 2002, we recorded a charge of approximately $0.2 million, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received.

As part of our occupancy of this new site in Mansfield, we contracted for improvements, primarily construction of offices and other improvements, which were substantially completed in July 2002. The cost of the improvements is $1.3 million, and we are considering our alternatives for these costs, which include obtaining third party financing of this amount.

In June 2002 we entered into a Software License Agreement ("the Agreement") with a vendor to provide server and client software that, beginning in August 2002, is incorporated into our DRM Enterprise Server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay a minimum, non-refundable prepaid license fee of $400,000 (the "minimum license fee"), which is payable in installments. We paid $100,000 in July 2002, and are required to pay $100,000 on June 30, 2003 and the remaining $200,000 on December 15, 2003.

We maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease, which is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $0.2 million and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.1 million was accrued by eMation as of the date of acquisition and the balance as of September 30, 2002 is approximately $1.0 million.

During the second quarter we initiated cost reduction actions, which we believe will reduce our cash operating expenses by approximately one third of our second quarterrate, with a goal to reduce our ongoing quarterly cash burn rate to $3.0 million by the fourth quarter of 2002. These reductions have centered on selling and marketing and general and administrative expenses, and in areas not core to the DRM solutions growth. We have also reduced the number of global offices and closely monitored our infrastructure costs. We began to reduce our cost structure in the second quarter of 2002, and we incurred $1 million in charges during the third quarter of 2002 to reduce staffing levels and to terminate certain leases. We expect to incur up to $1 million in charges during fourth quarter of 2002, and we expect that the ongoing cost savings will continue to increase throughout the fourth quarter of 2002.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the improvements to our new offices in Mansfield, Massachusetts described above, we have no other material commitments for capital expenditures, and we anticipate minimal increases in our capital expenditures as our needs in operations, infrastructure and personnel arise.

In September 2001, our Board of Directors authorized a stock repurchase program to acquire up to $10 million worth of shares of our common stock for a one year period, which expired in September 2002. The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending upon market conditions. From September 2001 to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58. No shares were repurchased under the program in the nine months ending September 30, 2002.

We believe that our current cash and cash equivalents balance will be adequate to meet our cash needs through at least 2003.

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

Revenue recognition. We derive our revenues from primarily two sources (i) product revenues, which includes software license, royalties and hardware revenues, and (ii) services and support revenues, which includes software license maintenance, training, and consulting revenues. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

We recognize revenues for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly or daily rates, and we generally recognize revenues as these services are performed. However, if our services are bundled with a license component and the arrangement requires us to perform significant work, such as altering the underlying software or building additional, complex interfaces so that the software conforms to the customer's requirements, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the costs incurred to date as a percentage of the estimated total costs to complete the project. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. During our analysis if the work effort to complete a project exceeds our revenue projections, a loss on the project is immediately recognized.

Provision for doubtful accounts. Management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.3 million, net of allowance for doubtful accounts of $0.2 million as of September 30, 2002.

Valuation of inventories. We previously assessed the value of our inventories on a periodic basis based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. In cases where any of these factors adversely affected our ability to realize the carrying value of our inventories, an inventory reserve was recorded. Because the timing and magnitude of these changes to inventories were difficult to predict, changes to our inventories' value could have occurred unexpectedly. However, as of September 30, 2002, our inventories, which relate primarily to our former IA business, are fully reserved.

Valuation of long-lived assets and intangible assets with finite lives, and goodwill. On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no adjustment required upon adoption of SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

When we determine that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net identified intangible assets with finite lives and long-lived assets amounted to $10.8 million as of September 30, 2002 and $12.1 million as of December 31, 2001.

SFAS No. 142, which was effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, beginning in 2002 and annually thereafter. As a result, we are not amortizing approximately $20.8 million of goodwill recorded in 2001. We adopted certain provisions of SFAS No. 142, as required in the transition guidance contained therein, in 2001 and adopted the remaining provisions on January 1, 2002. The application of the transition guidance did not result in an impairment of goodwill as of January 1, 2002. Goodwill amounted to approximately $20.6 million as of September 30, 2002 and $20.8 million as of December 31, 2001. We have not recorded any amounts for intangible assets with indefinite useful lives as of September 30, 2002 or December 31, 2001.

We are in the process of completing the first step of the annual impairment test under SFAS 142 concerning the accounting for goodwill. With the assistance of an independent, national valuation firm, we are performing a fair market value analysis on our reporting unit in the fourth quarter of 2002, and determined that the preliminary results of this first test indicate a potential impairment of goodwill. In conjunction with the impairment tests under SFAS 142, we are also in the process of testing our identified intangible assets for impairment under SFAS 144 concerning the accounting for long-lived assets. We are required to perform a fair market value analysis of our identified intangible assets under SFAS 144 and record an impairment charge and writedown of such assets, if any, prior to recording an impairment charge for goodwill. The SFAS 142 and the SFAS 144 impairment tests are currently in process, and we expect to record a non-cash charge in the fourth quarter of 2002 to write-down a significant portion of the value of our goodwill and identified intangible assets.

Contingencies. Management's current estimated range of liability related to its pending legal claims is based on claims for which our management can estimate the amount or range of loss. We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.

                               AXEDA SYSTEMS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Recent Accounting Pronouncements

On October 1, 2002 the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). The standard amends SFAS Nos. 72 and 144. We do not expect the adoption of SFAS 147 to have an impact on our results of operations, financial position or cash flows.

At the October meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board (the "FASB"), the EITF reached a consensus on Issue 1 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," ("EITF 02-17"). Issue 1 addresses when an entity recognizes an intangible asset pursuant to paragraph 39 of SFAS 141, whether the contractual-legal or separability criteria restrict the use of certain assumptions, such as expectations of future contract renewals and other benefits related to the intangible asset that would be used in estimating the fair value of that intangible asset. The EITF concluded that the contractual-legal and separability criteria do not restrict the use of certain assumptions that would be used in estimating the fair value of an intangible asset. Assumptions such as expectations of future contract renewals and other benefits related to the intangible asset must be considered in the estimates of fair value regardless of whether they meet the contractual-legal or separability criteria.

Also at the October meeting, the EITF reached a consensus on Issue 2 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," that the guidance in SFAS 141, paragraph A20, which states that a customer relationship meets the contractual-legal criterion if an entity establishes relationships with its customers through contracts, applies only if a contract is in existence at the date of the acquisition. The EITF concluded that this provision applies if an entity has a practice of establishing contracts with its customers. Thus, an entity would recognize a customer relationship at the date of the business combination even if there were no contracts in existence at that date since the entity has a practice of establishing contracts with its customers. The EITF also observed that this consensus addresses only the recognition of customer relationships and does not address the valuation of such customer relationships. These consensuses should be applied on a prospective basis for all business combinations consummated after October 25, 2002 and all Step 1 and Step 2 impairment tests performed after October 25, 2002.

In September 2002 the EITF reached a consensus in EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets" ("EITF 02-13"). The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF 02-13 is effective for goodwill impairment tests performed after September 12, 2002. We are currently analyzing the impact EITF 02-13 will have on our consolidated financial statements.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and in Israel and sell such products in North America and various countries in Europe, Asia and Latin America. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

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

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $26.9 million for the nine months ended September 30, 2002. To date, we have not achieved operating profitability on an annual basis.

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

We are currently undergoing a business transition that may adversely affect our Company

We sold the assets of our CE business and our IA business in March 2001. As part of these sales, approximately 89 of our employees accepted employment with either STMicroelectronics or Phoenix Technologies. These employees were dedicated primarily to research and development activities in the digital media market. The reduction in our research and development workforce has adversely affected our ability to offer new products in the digital media market. The reduction in our sales force adversely affected our ability to sell our digital media products. Pursuant to the terms of our agreement with STMicroelectronics, we may not participate in significant aspects of the CE market prior to March 2006. These sales negatively impacted relationships with our partners, distributors and customers in the digital media market and left us with a limited digital media offering of products that could be used only in personal computers. In May 2002 we entered into an exclusive Software Distribution Agreement with Sonic Solutions, who will license the intellectual property of our PC and digital media business. As a result, we have exited the digital media market. In December 2001, we announced the completion of the eMation acquisition. Our focus on the DRM business will present challenges different from those presented by the digital media business. We cannot assure you that our management team will be successful in managing this new business. If we are unable to successfully operate the DRM business, our business and operating results will be adversely affected.

Our future success depends upon the acceptance of our DRM solution
We expect our future growth to be driven by our DRM products and services. We have limited experience in this market. We acquired eMation in December 2001. eMation was founded in 1988 and historically derived its main source of revenue from its industrial automation products.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We offer complete DRM solutions and we also continue to separately sell components of the system, such as the Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, to support our traditional industrial automation business.

Factors adversely affecting the pricing of or demand for our DRM solutions, such as competition and technological change, could have a material adverse effect on our business, financial position and results of operations. If our DRM solutions do not achieve market acceptance or if competitors release new products that achieve greater market acceptance, have more advanced features, offer better performance or are more price-competitive, revenues from our DRM solutions may not grow as expected.

Our complete DRM solutions will involve significant capital expenditures by our customers. We have a limited history of selling DRM solutions and will have to devote substantial resources to educate prospective customers about the benefits of our DRM solutions. Even if our DRM solutions are effective in reducing our customers' costs or in providing our customers with new revenue sources, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

Net revenues from our legacy products, which include Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, have decreased and we expect that net revenues from these lines of products will continue to decline in the future as we focus our efforts on the development of complete DRM solutions

Net revenues from eMation's legacy products, which include Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC, have accounted for a significant portion of its historical net revenues but have declined recently. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of our complete DRM solutions. We do not know if this transition in product development will be successful. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from our complete DRM solutions, our business could be harmed.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

The revenue growth of our business depends on the overall demand for DRM software and services. Because our sales targets are primarily major corporate customers in the industrial and building automation, high technology, medical instrumentation, semiconductor equipment, and office automation industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States in September 2001 have led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect the growth rate of our software license and services revenue and have an adverse effect on our business, financial condition or results of operations.

Our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

We believe that you should not rely on the results for any previous period as an indication of our future performance because our business model has changed significantly since inception and has further changed with the acquisition of eMation.

You should expect our quarterly operating results to fluctuate in future periods and they may fail to meet the expectations of investors, which could cause our stock price to decline

Our operating results have varied widely in the past, and we expect that they will continue to vary significantly as we establish our products in the DRM market and complete our transition to focus on the DRM market. Furthermore, our revenues and operating results will vary significantly from quarter-to-quarter due to a number of additional factors, including:

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

o    our ability to expand our operations; and

o global economic conditions as well as those specific to the industries our customers operate in.

We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term and are significant. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. In future quarters, our operating results may be below the expectations of investors. In this event, the price of our common stock may fall significantly.

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

A number of vertical market solution suppliers have also begun to market device management infrastructures for use in specific industries. Today, companies such as IBM Global Services, ILS and Brooks-PRI (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), NextNine (telecom) and Motive (technology), compete in specific industries that we operate in.
We expect competition to intensify as the DRM market matures. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

We expect to see new or increased competition from several areas, including:

Device Networking - The embedded networking companies are perhaps the most visible infrastructure companies in this emerging market. We do not develop networking protocols and our technology generally can work with any open or proprietary communications protocols. We therefore today see device-networking companies like emWare, e-Device, Lantronix, Opto22, domainLogix, and Echelon as current or potential partners. Opto22 has entered into an alliance with us to promote remote monitoring, service, and management solutions for devices and equipment across a variety of industries. We believe that the current focus of these embedded networking companies is primarily on Internet-enabling devices, which complements our focus on managing device data remotely via distributed, enterprise-class solutions. However, in the future these companies may choose to directly compete with us.

Industrial Automation Products - There are a number of automation products available worldwide from vendors large and small that are used to monitor and control buildings, factories, machines and devices. Some of these PC-based HMI/SCADA software companies have focused on extending their business upward to Internet-based access and enterprise application integration typically to support e-manufacturing. Today, these companies compete directly with our Axeda Supervisor, Axeda @aGlance/IT and Axeda FactorySoft OPC products. Over time we could see these companies as competitors in the full DRM market. These companies include WonderWare, Intellution, Indusoft, Afcon, Iconics, IndX, Rockwell Automation, Siemens, GE Fanuc and Honeywell.

e-Business Platforms - We see the large CRM companies, network management vendors and e-business technology platform providers such as Siebel Systems, Oracle, IBM, SAP, BEA, PeopleSoft, Sun Microsystems, Hewlett Packard, BMC, MicroMuse, and Computer Associates as both potential competitors and partners. These companies have an interest in device networking and pervasive computing technologies and could choose to extend their offering into DRM. Building on well-understood and widely available standard infrastructure components, such as J2EE(R) application servers and relational databases, enables us to interoperate with and to take advantage of partnering opportunities with these suppliers as well as their application and systems integration partners. Axeda is a Siebel Software Partner and our Axeda Integrator(TM) for Siebel provides seamless integration with the Siebel 7 Field Service application from Siebel Systems Inc. We have also integrated the Axeda DRM(TM) System with the mySAP.com(R) e-business platform, extending the value of SAP(R) solutions with real-time device information. However, in the future, these companies may choose to compete directly with us.

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

Our customers often desire to integrate our DRM solutions with their existing computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.

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

Our future growth will be limited if we are unable to expand our indirect distribution sales channels

We currently have relationships with only a limited number of these indirect distribution channels, consisting of relationships with independent software vendors, software distributors and system integrators. Nevertheless, we have derived, and we anticipate that we will continue to derive, a significant portion of our revenues from these relationships.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Increased sales through indirect channels may adversely affect our operating performance.

Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

We depend on our strategic partners and other third parties for sales and implementation of our products. if we fail to derive benefits from our existing and future strategic relationships, our business will suffer.

From time to time, we have collaborated with other companies in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could seriously harm our business, operating results and financial condition.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

o certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

o tamper-resistant copy protection codes and dongles may not be successful in preventing unauthorized use of our software.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have received notices of claims related to our PC products, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties' intellectual property rights that may result in restrictions or prohibitions on the sale of our PC products, if any, and cause us to pay license fees and damages.

Some third parties claim to hold patents covering various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

o Our digital video stream management solutions comply with industry DVD specifications, which incorporate technology known as MPEG-2 that governs the process of storing a video input in digital form. In 1998 and/or 1999 we received notice from two of our largest customers that a third party with a history of litigating its proprietary rights and which has substantial financial resources has alleged that aspects of MPEG-2 technology infringe upon patents held by the third party. In July 2002, one of these customers notified us that this third party has sued such customer for patent infringement, and the customer is seeking indemnification from us. The other customer may in the future seek compensation or indemnification from us arising out of the third party claims. We may be required to agree to indemnify either or both of these customers to secure future business or otherwise.

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

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims. Some of our license agreements, including many of the agreements we have entered into with our large PC OEM customers, contain warranties of non-infringement and/or commitments to indemnify our customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, and others. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions.

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we violate the intellectual property rights of others. If MPEG LA, DVD6C, 3C, or any other third party proves that our digital media technology infringes its proprietary rights, we may be required to pay substantial damages for past infringement.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It may be difficult to raise needed capital in the future, which could significantly harm our business

We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2003. Our capital requirements will depend on many factors, including:

o    acceptance of and demand for our products;

o    the number and timing of acquisitions and the cost of such acquisitions;

o    the costs of developing new products;

o    the costs associated with our expansion; and

o the extent to which we invest in new technology and research and development projects.

Although our current business plan does not foresee the need for further financing to fund our operations for the next year, due to risks and uncertainties in the market place as well as a potential of pursuing further acquisitions, we may need to raise additional capital. Additionally, to the extent that the proceeds from the dispositions of our CE, IA, and PC businesses are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

We received a letter from NASDAQ stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted

We received a letter dated September 13, 2002, from the staff of the NASDAQ Stock Market, or NASDAQ, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. NASDAQ advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the NASDAQ National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before December 12, 2002, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff's decision to a NASDAQ Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the NASDAQ SmallCap Market. If we submit a transfer application and pay the applicable listing fees by December 12, 20002, initiation of de-listing proceedings will be stayed pending NASDAQ's review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on March 12, 2003 from meeting the NASDAQ SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the NASDAQ SmallCap Market. We intend to pursue all available options to meet the NASDAQ listing requirements. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation, net of forfeitures, within stockholders' equity of $2.3 million at September 30, 2002, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $0.7 million remains at September 30, 2002 and will be amortized as follows: $0.1 million in 2002; $0.5 million in 2003; and $0.1 million in 2004.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including Israel, France, Germany, Holland, the United Kingdom and countries in Asia and Latin America. Our operations outside the United States include facilities located in Israel, France, Holland, and Japan. For the nine months ended September 30, 2002, we derived approximately 56% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources. We intend to expand certain of our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products into our international operations.

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

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to risks associated with doing business in the State of Israel

Conditions in Israel may affect our operations. Our subsidiary Axeda Systems, Ltd. (formerly eMation, Ltd.) is incorporated in Israel. We have an office and approximately 14 employees in Israel and approximately 3% and 2% of our sales were made to customers in Israel for the three and nine months ended September 30, 2002, respectively. Our Axeda Supervisor products (formerly known as WizFactory), are developed in Israel.

We are directly influenced by the political, economic, and military conditions affecting Israel and the Middle East. Therefore, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have an adverse effect on our operations.

We are subject to conditions attached to governmental grants we have received

In the past, eMation was the beneficiary of certain governmental grants from government agencies in Israel to encourage development and marketing of its legacy technology under certain conditions. We do not expect to apply for additional grants of this nature in the future. Prior to being acquired by us in December 2001, eMation received grants from the Office of the Chief Scientist ("OCS") in the aggregate amount of $1.8 million and paid royalties to the OCS in the aggregate amount of $1.4 million. As of September 30, 2002, $0.1 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the Office of the Chief Scientist. The terms of the Office of the Chief Scientist grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.5 million have been repaid. As of September 30, 2002, $0.6 million of the remaining potential $0.9 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Fund for the Encouragement of Marketing Activities.

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

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

As of September 30, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 6.8 million shares, or approximately 25% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

                               AXEDA SYSTEMS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be adversely affected.

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

                               AXEDA SYSTEMS INC.
                             CONTROLS AND PROCEDURES


ITEM 4. CONTROLS AND PROCEDURES

a)       Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b)       Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                               AXEDA SYSTEMS INC.
                                LEGAL PROCEEDINGS


PART II: OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

Between February and April 2000, eleven class action lawsuits were filed against certain of our current and former officers and directors and us in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Exchange Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. On July 3, 2000, we filed a motion to dismiss the consolidated and amended class action complaint. The motion is presently fully briefed and the parties are waiting for a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of Axeda common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. On July 15, 2002, we filed a motion to dismiss all claims against us and our officers and directors. The Court has not ruled on this motion. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

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

From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "FACTORS THAT MIGHT AFFECT FUTURE RESULTS - We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming." We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverseeffect on our business, financial condition or results of operations.

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

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5: OTHER INFORMATION
         None.

                               AXEDA SYSTEMS INC.
                        EXHIBITS AND REPORTS ON FORM 8-K

Item 6:

   (a) Exhibits

Exhibit Number      Description and Method of Filing

10.45*              License and Distribution Agreement, dated July 26, 2002, by and between Electronics for
                    Imaging, Inc. and Axeda Systems Operating Company Inc.

*                   Filed herewith


   (b) The following reports were filed on Form 8-K during this period:

         On August 14, 2002, Axeda Systems Inc. submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarterly period ended June 30, 2002.

                               AXEDA SYSTEMS INC.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Malvern, Commonwealth of Pennsylvania on this 7th day of November 2002.

November 7, 2002
Axeda Systems Inc.


/s/ Thomas J. Fogarty
---------------------
Thomas J. Fogarty,
Executive Vice President and Chief Financial Officer

                               AXEDA SYSTEMS INC.
                                 CERTIFICATIONS



I, Robert M. Russell Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Axeda Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: November 7, 2002                        /s/ Robert M. Russell Jr.
                                                     Robert M. Russell Jr.
                                                     Chief Executive Officer

                               AXEDA SYSTEMS INC.
                                 CERTIFICATIONS

I, Thomas J. Fogarty, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Axeda Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: November 7, 2002                      /s/ Thomas J. Fogarty
                                                   Thomas J. Fogarty
                                                   Executive Vice President and
                                                   Chief Financial Officer