Form 10-K
period 2002-12-31
AXEDA SYSTEMS INC
filed 2003-03-05
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ________

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

                                 21 Oxford Road
                         Mansfield, Massachusetts 02048
                    (Address of Principal Executive Offices)
                           --------------------------

       Registrant's Telephone Number, Including Area Code: (508) 337-9200

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of such common stock held by non-affiliates of the registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $37,888,914 as of June 30, 2002. Shares of common stock held by each executive officer and director and each person who owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant's common stock outstanding as of March 3, 2003 was 27,292,969.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement prepared in connection with its 2003 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 92.

                               Axeda Systems Inc.
                             Form 10-K Annual Report
                         (Year Ended December 31, 2002)

                                Table of Contents


                                     Part I
                                                                            Page

Item 1        Business ........................................................3

Item 2        Properties .....................................................18

Item 3        Legal Proceedings ..............................................19

Item 4        Submission of Matters to a Vote of Security Holders ............20


                                    Part II

Item 5        Market for Registrant's Common Equity and Related Stockholder
                 Matters .................................................... 21

Item 6        Selected Financial Data ........................................22

Item 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations ....................................23

Item 7a       Quantitative and Qualitative Disclosures about Market Risk .....45

Item 8        Financial Statements and Supplementary Data ....................46

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................85

                                    Part III

Item 10       Directors and Executive Officers of the Registrant .............86

Item 11       Executive Compensation .........................................86


Item 12        Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ..................86

Item 13       Certain Relationships and Related Transactions .................86

Item 14       Controls and Procedures ........................................86

                                    Part IV

Item 15       Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K .................................................87

Certifications ...............................................................90

 Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for NASDAQ delisting if the trading price of our stock remains below $1.00; declining sales of our legacy products; the current economic slowdown and our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth and attract and retain additional personnel; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion, receive expected functionality and performance, or achieve benefits attributable to our DRM solutions; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ that are included in this report, are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

PART I

ITEM 1.

Business of Axeda

Axeda, Axeda Systems, Axeda DRM, Axeda Device Relationship Management System, Axeda Agent, Axeda Applications, Axeda Enterprise, Axeda Software Management, Axeda Usage, Axeda Access, Axeda Service, Axeda Device, Axeda Administration, Axeda Supervisor, Axeda Connector, Axeda Gateway, Axeda Builder, Wizcon, Axeda @aGlance/IT, Axeda Web@aGlance, Axeda FactorySoft OPC, Firewall-Friendly and Access. Insight. In Real Time. are trademarks of Axeda Systems Inc. All other trademarks are property of their respective owners.

OVERVIEW

Axeda is an enterprise software and services company providing an emerging category of enterprise business software known as Device Relationship Management, or DRM. Our flagship product, the Axeda DRM System, is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings.

Axeda customers include Global 2000 original equipment manufacturers or OEMs in the Medical Instrument, Enterprise Technology, Printer and Copier, Industrial Machines and Building Automation industries.

COMPANY HISTORY

We were incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed our name to Quadrant International, Inc. in May 1994. In April 1999, we changed our name to Divicore Inc. and then reincorporated in Delaware as RAVISENT Technologies Inc. in June 1999. We changed our name to Axeda Systems Inc. in January 2002.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an immediate entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products. Our revenues in 2001 and 2000 were substantially generated from sales from our Internet Appliance, or IA, business, our consumer electronics, or CE, business, and our personal computer, or PC, business.

Our IA business was involved in the development of products for the emerging market in information appliances. This business sold IA hardware reference designs and software technology through intellectual property licenses and agreements with Internet service providers. This business provided us with a number of Internet-related products, including an efficient web browser, and several IA reference designs including a Web Pad design, Internet ready TV and monitor designs and an Internet-ready screenphone. We sold the assets of our IA business, excluding inventory, to Phoenix Technologies Ltd., or Phoenix, for $18 million in March of 2001.

Our CE business designed, developed, licensed and marketed software solutions that enable digital video and audio stream management in CE devices. This business also provided supporting hardware designs to selected customers as well as customization services and customer support. Our CE solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk or DVD; direct broadcast satellite or DBS and high-definition television or HDTV on existing CE platforms. We sold the assets of our CE business to STMicroelectronics, NV in March 2001 for approximately $55.6 million.

We also generated revenue from our PC business until our exit from this business in 2002. Our PC business designed, developed, licensed and marketed software solutions that enabled digital video and audio stream management in PC systems. Our PC solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as DVD, DBS and HDTV on existing personal computers. We exited the PC business pursuant to an exclusive license with Sonic IP, Inc. in May 2002 for a $2 million license fee.

Our DRM, PC, CE and IA products generated the following revenues for the last three years:
             Year Ended December 31,
             -----------------------
             2002    2001    2000
             ----    ----    ----
                (In thousands)
                --------------
Revenues:
DRM ...... .$10,876  $1,614  $  --

PC .......    5,068   4,534   11,739

CE .......     --       421    1,614

IA .......    2,185   1,020    7,501
            -------  ------  -------
     Total  $18,129  $7,589  $20,854
            =======  ======  =======

Additional segment information for our DRM, PC, CE and IA businesses is provided in Note 21 to the financial statements included at Item 8 herein. Asset and revenue information about the geographic areas we operate in is included in notes 17 and 20 to the consolidated financial statements, filed herewith at Item 8.

DRM INDUSTRY BACKGROUND AND TRENDS

Computer-based control systems are increasingly the heart of new devices, machines or systems made today. These intelligent systems consist of hardware and software that is used to control the operation of the device as it is running, perform diagnostics, and enable external systems or people to input or query data that may be generated during operation. Depending on the cost and the complexity of the device, all of this capability may be embedded within the device itself or portions of it may reside on external computers that perform a supervisory control function for one or more related devices.

Intelligent devices generate valuable information as they are operating. Initially, this information was only made available locally through custom control interfaces on the device itself. As embedded systems and PC technology became pervasive and inexpensive, these devices moved to "soft" interfaces where operators worked at computer screens to monitor and control devices. These soft interfaces could be local to the device or more recently, could be remotely accessible via computer networks. In many markets and for many devices, this remains the state of the art today.

eMation identified an opportunity in the late 1980s to build a business around real-time device control and data management. eMation has built and marketed products to address these needs in the industrial automation market for over 14 years. These products include supervisory control and data acquisition or SCADA systems for single or multiple devices. They feature computer-based human-machine interface, or HMI, capability for local monitoring, and offer sophisticated features for enabling remote control, monitoring, HMI, and data management of device data via proprietary networks or the Internet. Our communications technology enables multiple supervisory systems or other real-time control and data management applications to be connected over networks to remote operators or software systems.

eMation also identified an opportunity in the late 1990s to address new business needs within device manufacturers. Devices contain valuable information that could be used to control and monitor not only their output, but also their health and operation. Business could work better if these devices could communicate and if everyone in a business could tap directly into the information within the devices they sell and service, or the systems they use. For example, companies could benefit if they could tell when machines are out of raw materials or about to fail, how many times they were used in a week, how a facility was operating, or what features were most popular in products in use by their customers. Based on this information, companies could lower costs, operate more efficiently, and add new sources of revenue.

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

AXEDA DRM SOLUTIONS

The Axeda DRM System is an enterprise software solution that leverages the Internet to provide real-time, continuous exchange of information between remote devices, business systems and people. It allows timely, accurate and unbiased information to be communicated automatically, via the Internet, between remote devices deployed at customer facilities and external service personnel or enterprise business systems. Patent-pending Axeda technology allows intelligent devices hidden behind customer firewalls to have secure two-way Internet-based communication with external sales and service personnel and their enterprise applications. This enables companies to connect directly to their deployed products rather than relying on feedback filtered through their users.

The Axeda DRM System can be used on a stand-alone basis where, for example, personnel in a service department use the system on a day-to-day basis to monitor and diagnose remote devices installed at customer sites. Further, Axeda DRM solutions can be used to feed information to existing installed enterprise software systems. These could include enterprise resource planning, customer relationship management or CRM, and supply chain and asset management systems.

The Axeda DRM System is our major business focus. We complement our DRM products with professional services, training, and support offerings. We leverage our mix of experience in embedded systems, enterprise software, and the Internet to solve difficult problems with practical solutions. We also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC to support our traditional industrial automation business.

OUR STRATEGY

Our objective is to be the leading provider of DRM solutions and services in targeted industries. Key elements of our strategy include:

o Reducing service costs in ready markets. Axeda is focused on helping device manufacturers in targeted industries provide better customer service at lower cost. We intend to continue to expand our products and services to ensure broad and successful adoption of the Axeda DRM System in customer service operations within our target accounts.

o Reaching additional information stakeholders. Device data stored within the Axeda DRM System is also available to additional information stakeholders both inside and outside the company. We offer applications that provide solutions to marketing, sales, operations and product development departments. For example, our Axeda Usage application enables market and sales departments to monitor how a device is performing or how much consumable has been used during operation, enabling proactive decisions about product development, marketing programs, or automated upgrade or re-supply.

o DRM-enabling complementary products and solutions. Axeda is pursuing alliances with complementary solution suppliers whose customers can benefit from the availability of live device data within their businesses.

o Leverage our industrial automation experience. We are linking our traditional industrial automation products and leveraging the broad library of connectivity software we have established to accelerate acceptance of the Axeda DRM System within related markets. For example, Axeda Supervisor can be used as part of a full Axeda DRM System or independently on a stand-alone basis as per our traditional industrial automation customers.

MARKETS

We market our DRM solutions to device OEMs, and strategic large-scale end users in a variety of industries. We target specific industries that have significant service costs and uptime requirements as well as complex, intelligent systems. Our current target industries are:

o        Medical Instruments
o        Office and Print Production Systems
o        Enterprise Technology Equipment
o        Industrial Equipment

We believe these industries have the greatest current need and most appropriate systems for our DRM Solutions. Complex, computer controlled, electro-mechanical devices that cannot afford downtime characterize these industries. They often use "consumables" in their operation that device manufacturers want to automatically and remotely monitor and re-supply.

PRODUCTS AND SERVICES

The Axeda Device Relationship Management System is a distributed software system that lets companies use the Internet to remotely monitor, manage, and service intelligent devices deployed at their customers' sites. It consists of a three tier architecture with Axeda Agent software deployed in or near the remote device, an Axeda Enterprise server that centrally receives and securely manages the information flowing to and from remote devices, and Axeda Applications that let field service or other enterprise personnel access, analyze, process and use the DRM device information for business purposes.

Axeda Agent software is configured to monitor specific device data, process or filter it locally, and securely package the information for sending to and from the device through customer firewalls. Axeda Enterprise software manages the two way information communication with devices , collects, stores, and manages this information and triggers actions per specified business rules. Axeda Applications provide a family of web browser-based software solutions that use device data and connectivity for a variety of business processes including remote diagnostics and repair, usage tracking, access and control, and software release management. Certain Axeda Applications control the administration and configuration of the DRM system itself.


Axeda Applications

Axeda Applications employ web-architected interfaces for remote device administration, application sharing, usage tracking, software management, diagnostics and data visualization. Whether remotely calibrating a product at a customer site, administering a remote desktop, graphing real-time data for a device, or updating profile information in hundreds of installed products, Axeda DRM users access all information via their standard web browsers. No special client-side software is required. Axeda Applications currently include:

o Axeda Service provides web-based access to global summaries and statistics of all operating devices and enables field service and technical support representatives to drill down for information from an individual device to access the status for problem diagnosis and resolution. Axeda Service provides interactive real-time and historical data as well as automatic alarm notification and analysis to enable fast reaction to potential problems.

o Axeda Access extends the remote monitoring and diagnostics capability of the Axeda DRM System to include the remote administration of software applications, databases, desktop computers, servers and operating systems, increasing responsiveness to customer problems and avoiding costly on-site service calls without compromising corporate network security. It also allows support specialists to remotely assist operators in the correct use of the device.

o Axeda Administration and Axeda Device let companies map the complex relationships between users and devices with tools to configure device business rules, define device information, and create and maintain user information. They allow organizations to provide proactive service worldwide while ensuring that only authorized personnel have access to sensitive device information.

o Axeda Usage provides a window into device operation and customer behavior, enabling companies to proactively identify usage trends. The product's flexible design lets it measure a wide variety of usage types as appropriate to the targeted device. Its built-in intelligence enables automatic interactions with existing enterprise applications. For example, medical device manufacturers can measure the number of tests performed by their instruments; service providers for printers and copiers can track toner usage or predict remaining equipment life; and enterprise technology makers can track system performance or disk space utilization in data storage equipment.

o Axeda Software Management enables the efficient, secure, reliable and cost-effective mass distribution of software modules such as application and operating system updates, patches, documentation and help files via Axeda patent-pending Firewall-Friendly Internet communications technology. It also allows the rapid retrieval of key files, such as log, data and configuration files from deployed devices. Axeda Software Management enables users to automate complex, remote installation and retrieval procedures by encapsulating sequences of device and configuration instructions with the files.

Axeda Enterprise

Axeda Enterprise server software provides a secure, fault-tolerant infrastructure for communicating and managing the information exchange between remote devices and businesses. Axeda Enterprise software acts as a device data center, storing and managing live and historical information in a secure environment. Business rules drive automated device data analysis and notification of people or initiate transactions with other enterprise business systems such as billing, maintenance, help-desk, inventory, re-supply, ordering and asset management. The Axeda Integrator for Siebel provides seamless integration between Axeda Enterprise and the Siebel 7 Field Service application from Siebel Systems Inc. The Axeda Integrator for SAP provides a similar certified integration with the mySAP.com e-business platform. Sophisticated security features assure data is encrypted and authenticated as it moves between devices and users. Access controls assure only the right people can access designated devices. An integrated reporting engine enables data to be published and analyzed.

Intelligent Agents

Axeda Agent products at the device allow distributed monitoring, communications and control. These software products run on or are attached to devices, allowing local data processing and two-way, Firewall-Friendly communications with the enterprise. By putting intelligence on devices, Axeda DRM takes advantage of distributed processing to enable large-scale deployment of proactive device management.

Axeda Agents are fully portable across the most popular operating systems and are easily integrated with existing designs or serve as the basis for entirely new products. Intelligent Agent technology is offered in a variety of forms: embedded within the chip or control processor, in an attached gateway, or as a full supervisory system capable of managing multiple devices or a whole facility.

Axeda Connector provides data acquisition, local decision-making, and web user interface for intelligent devices and systems. Axeda Gateway pools the information from multiple devices in a local area and sends it to the Axeda Enterprise server, providing a single interface between multiple devices and the enterprise. Both of these agents include the functionality and extensible markup language or XML processing needed to perform two-way Firewall-Friendly communication between a group of local devices and the Axeda Enterprise server.

Axeda Builder provides a graphical development studio for creation, deployment and remote administration of Axeda Connector and Axeda Gateway applications.

Axeda Supervisor builds on this core agent capability and provides local control for complex systems of devices such as building controls or plant floors, sending system-wide data to the Axeda Enterprise server and enabling central control and monitoring of geographically dispersed systems. Combining both discrete and process control with the Internet, Axeda Supervisor supplies the software tools businesses need to build a complete automation solution. Axeda Supervisor can be used as part of a full Axeda DRM System or independently on a stand-alone basis as per our traditional industrial automation customers.

A comprehensive library of customizable drivers, industry standard protocols, and sophisticated programs complete the connection between Axeda Agents and the device. These can include custom device drivers, pre-built industry standard interfaces, or multi-protocol toolkits developed by Axeda, including Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC.

DRM Professional Services

Axeda delivers experienced project and system integration services designed to provide clients with DRM solutions that meet their specific business needs in the shortest time possible. Our software developers and application engineers have a broad range of technical and commercial e-business experience. Our methodology begins with a detailed evaluation of the business issues surrounding the Internet enabling of the client's products, systems and services. Other services include installation, application and device driver development, deployment support, migration and tuning. Axeda also provides a range of educational and support services to assure successful 24x7 ongoing operation.

STRATEGIC ALLIANCES

We have and will continue to enter into strategic alliances with experienced technology, systems, consulting and distribution companies carefully selected for their expertise in systems integration, hardware, software, enterprise applications and other critical services. Existing relationships include:

o Electronics For Imaging (EFI). In July 2002, we signed a multi-year, exclusive agreement with EFI, a leader in software and hardware imaging solutions for network printing, to develop and market DRM-based products for the office and print production systems marketplace.

o Toshiba IT-Solutions Corporation, a leading provider of information technology (IT) systems integration and customer support solutions, entered into a reseller agreement with us in December 2002 to offer the Axeda DRM system as part of their Total Solutions offering. Toshiba IT-Solutions sells and supports the Axeda DRM system and provides related implementation, system integration, and managed service offerings to their Japanese customers in a wide range of markets including industrial equipment, medical and scientific instruments, power systems, building automation, traffic control, and computers and information equipment.

o Hitachi High-Technologies Corporation (HHT). In March 2002, HHT, a high-tech trading company and equipment maker, selected Axeda as its partner for its new DRM managed services business. HHT licensed the Axeda Device Relationship Management System for its Japanese application service provider (ASP) center. HHT will offer new managed services based on Axeda DRM to industrial companies in multiple markets such as facilities management, various kinds of production equipment, industrial automation and office equipment.

o Siebel Systems, Inc. We are a certified Siebel Software Partner. Siebel is a leading e-business applications company, providing CRM solutions to some of the world's largest companies. Our Axeda Integrator for Siebel provides seamless integration with the Siebel 2000 and Siebel 7 Field Service application from Siebel Systems Inc. allowing devices to automatically feed data to and start service transactions with Siebel e-Business applications.

o SAP has certified the XML Communication Interface (CA-XML) for integrating the Axeda DRM System with the mySAP.com(R) e-business platform, thus extending the value of SAP(R) solutions with real-time device information. Customers who leverage SAP's world leading solutions will be able to benefit from automated access through Axeda DRM to real-time information from remote devices.

o Nokia. We have developed solutions to bring together the Nokia M2M Platform and the Axeda DRM System. Our objective is to jointly enable businesses in multiple markets to offer automated monitoring, management, service and re-supply of remote and mobile devices via wireless communications and the Internet.

SALES AND MARKETING

Our sales and marketing strategy is focused on target account selling in specific industries. The majority of our direct sales resources are targeted toward direct sales of DRM to large OEMs in the United States, Europe, and Japan. We apply an integrated sales and marketing strategy with target account marketing efforts focused on media and analyst relations, product marketing, web sites, sales tools, targeted lead generation, executive events, direct marketing promotions and trade shows in target industries. These direct resources are leveraged in the industrial automation market through a network of OEMs, distributors and systems integrators who sell our traditional industrial automation products to end users, some of which are smaller customers in remote markets, such as those in South America, Eastern Europe, and China.

Through December 31, 2002, we received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or the Marketing Fund, in the aggregate amount of $1.2 million and paid royalties in the aggregate amount of $0.2 million. In February 2003 we paid royalties of $0.4 million to the Marketing Fund. We are obligated to pay royalties of 4.0% of revenues derived from sales of products developed using such grants.

CUSTOMERS

We target our Axeda DRM solutions at OEMs that build and support intelligent devices in industries that have significant service costs and uptime requirements. We currently serve Global 2000 companies in the Medical Instrument, Enterprise Technology, Office and Print Production systems, Industrial and Building Automation industries. Our customers include Air Liquide, Beckman Coulter, Fr. Sauter AG, Shinkawa Electric Co., Ltd., CERN, Toshiba IT-Solutions Corporation, Varian Medical Systems, Chiron Corporation, MAQUET, Procket Networks, Inc., Network Appliance, Inc., Abbott Laboratories, Hitachi High-Technologies - Kasado Works and Applied Biosystems Group.

During 2002 a substantial portion of our revenues was derived from a small number of customers. For the year ending December 31, 2002, five customers accounted for $6.2 million or 34% of our total revenues.

RESEARCH AND DEVELOPMENT

We believe that our future success depends in large part on our ability to enhance existing products, reduce product cost and develop new products that maintain technological competitiveness. We believe that we must continually enhance the performance and flexibility of our current products and successfully introduce new products. Product development involves several functional groups within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market.

For the year ended December 31, 2002 our DRM business had research and development expenditures, excluding non-cash compensation, totaling $5.6 million. For the years ended December 31, 2001 and 2000, eMation as a stand-alone entity had research and development expenditures, excluding non-cash compensation, totaling $5.9 million and $6.1 million, respectively.

The majority of our DRM product line is developed at our research and development headquarters in Mansfield. As of February 28, 2003, we employed a total of 34 research and development personnel in our Mansfield office and 5 research and development personnel in our Israeli office.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist or OCS in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of December 31, 2002, $0.2 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

COMPETITION

Competition in the market for DRM solutions is emerging and expected to grow stronger. The principal competitive factors that affect our performance in the DRM market are the following:

o        our ability to effectively market and sell our products;
o        our customer service and support;
o        our product reputation, quality and performance; and
o the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

 One competitive approach to the Axeda DRM system today is from custom software development from in-house developers within the machine and device manufacturers that are our prime sales targets, or from system integrators doing custom product development. These companies may choose to deploy their own information technology personnel or utilize system integrators to write new code or rewrite existing applications in an effort to develop their own information extraction solutions. As a result, prospective clients may decide against purchasing and implementing externally developed software and, instead, may develop their own solutions similar to our DRM solutions.

A number of vertical market solution suppliers have also begun to market device management infrastructures for use in specific industries. Today, companies such as IBM Global Services/ILS and Brooks-PRI (semiconductor), Questra (medical and office), Invensys (industrial), Imaging Portals (copiers), NextNine (telecom) and Motive (enterprise technology, telecom), compete in specific market segments that we operate in.

We also expect to see new or increased competition from several areas, including device networking companies, providers of industrial automation products, and e-Business platforms such as the large CRM companies.

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

INTELLECTUAL PROPERTY

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. We currently have eleven patent applications pending in the United States and five patent applications pending internationally with respect to our DRM technology. We have registered the trademark "AXEDA" in the U.S. Patent and Trademark Office, and have numerous corresponding trademark registrations or applications filed for "AXEDA" in foreign jurisdictions. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors and corporate partners, as appropriate, and limit access to and distribution of our software, documentation and other proprietary information. Further, our software licensing agreements provide for protection of our intellectual property within our software.

EMPLOYEES

As of February 28, 2003 we had a total of one hundred and fifty-four (154) employees, thirty-nine (39) of whom were engaged in research and development, forty-three (43) in sales, seven (7) in marketing, thirty-three (33) in service and thirty-two (32) in administration. At December 31, 2001, we had a total of one hundred and eighty-eight (188) full-time employees, sixty-seven (67) of whom were engaged in research and development, fifty-one (51) in sales, eleven (11) in marketing, twenty-one (21) in service and thirty-eight (38) in administration.

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

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $53.2 million for the year ended December 31, 2002. To date, we have not achieved operating profitability on an annual basis.

We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our future success depends upon the acceptance of our DRM solutions

Our future growth will be driven by the Axeda DRM System and related services. We have limited experience in this market. We acquired eMation in December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM System and also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our traditional industrial automation business.


Net revenues from our legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, have decreased and we expect that net revenues from these products will continue to decline in the future as we focus our efforts on the development of the Axeda DRM System

Net revenues from eMation's legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, have accounted for a significant portion of its historical net revenues but have declined recently. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of the Axeda DRM System. We do not know if this transition in product development will be successful. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from the Axeda DRM System, our business will be harmed.

It may be difficult to raise needed capital in the future, which could significantly harm our business

We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities beyond 2003. Our capital requirements will depend on many factors, including:

o        acceptance of and demand for our products;

o        the costs of developing new products; and

o the extent to which we invest in new technology and research and development projects.

Although our current business plan does not foresee the need for further financing to fund our operations for the next year, due to risks and uncertainties in the market place, we may need to raise additional capital. Additionally, to the extent that the proceeds from the dispositions of our CE and IA businesses and license of our PC business are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

We received a letter from NASDAQ stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted

We received a letter dated January 6, 2003, from the staff of the NASDAQ Stock Market, or NASDAQ, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. NASDAQ advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the NASDAQ National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before April 7, 2003, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff's decision to a NASDAQ Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the NASDAQ SmallCap Market. If we submit a transfer application and pay the applicable listing fees by April 7, 2003, initiation of de-listing proceedings will be stayed pending NASDAQ's review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on July 7, 2003 from meeting the NASDAQ SmallCap listing requirements, and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the NASDAQ SmallCap Market. We intend to pursue all available options to meet the NASDAQ listing requirements. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

The revenue growth of our business depends on the overall demand for DRM software and services. Because our sales targets are primarily major corporate customers in the medical instruments, enterprise technology, the industrial and building equipment, and office and print production industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and growth rates. In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States in September 2001 led to a further weakening of the global economy. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries, including the current crises in Iraq and North Korea, could adversely affect the growth rate of our software license and services revenue and have an adverse effect on our business, financial condition or results of operations.

Our historical financial information is of limited value in projecting our future operating results or evaluating our operating history

We believe that you should not rely on the results for any period prior to the eMation acquisition as an indication of our future performance because our business model has changed significantly since the sales of our CE and IA assets in the first quarter of 2001, the license of our PC technology to Sonic in May 2002, and the acquisition of eMation in December 2001.

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

We may not be able to keep pace with technological advances

The process of remotely extracting and managing information from intelligent devices will likely be characterized by rapid technological change, frequent new product introductions and emerging industry standards. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our products to remain competitive. Our products could become obsolete and unmarketable if we are unable to quickly adapt to new technologies or standards.

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

Our sales cycle for DRM products is long and may be seasonal and we may rely on large contracts from relatively few DRM customers, which may cause our operating results to fluctuate

Our sales cycle is lengthy and may be subject to seasonality. Our sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, before purchasing our products, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our sales cycle may also depend on a number of additional factors, including the following:

o        the complexities of the problems our solutions address;
o        the breadth of the solution required by the customer, including the technical, organizational and geographic scope of the license;
o        the sales channel through which the solution is sold;
o        the economic conditions in the United States and abroad;
o increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001 and the threat of future outbreak or continued escalation of hostilities involving the United States or other countries, including the current crises in Iraq and North Korea; and
o        any other delays arising from factors beyond our control.

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

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations

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

Implementation of our products can be difficult, time-consuming and expensive and customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products

Our customers often desire to integrate our DRM solutions with their existing computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.

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

Our future growth will be limited if we are unable to expand our indirect distribution sales channels

We currently have relationships with only a limited number of indirect distribution channels, consisting of relationships with independent software vendors, software distributors and system integrators. Nevertheless, we have derived, and we anticipate that we will continue to derive, a significant portion of our revenues from these relationships.

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

Increased sales through indirect channels may adversely affect our operating performance

Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

We depend on our strategic partners and other third parties for sales and implementation of our products. If we fail to derive benefits from our existing and future strategic relationships, our business will suffer

From time to time, we have collaborated with other companies in areas such as marketing, distribution or implementation. Maintaining these and other relationships is a meaningful part of our business strategy. However, some of our current and potential strategic partners are either actual or potential competitors, which may impair the viability of these relationships. In addition, some of our relationships have failed to meet expectations and may fail to meet expectations in the future. A failure by us to maintain existing strategic relationships or enter into successful new strategic relationships in the future could seriously harm our business, operating results and financial condition.

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

We regard the protection of patentable inventions as important to our business. We currently have eleven U. S. patent applications pending relating to our DRM business and five patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

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

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience device or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

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

Substantial litigation regarding intellectual property rights exists in our industry

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

We have received notices of claims related to our PC products regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages

Some third parties claim to hold patents covering various aspects of DTV, HDTV and DVD technology incorporated into our former and our former customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

o A group of companies has formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that were incorporated into our former products.

o Another group of companies has formed a consortium known as DVD6C (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that were incorporated into our former products.

o Another consortium of companies, commonly known as 3C, notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents.

If MPEG LA, DVD6C, 3C, or any other third party proves that our former digital media products infringe their proprietary rights, we may be required to pay substantial damages for such past infringement.

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, and others. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred stock compensation, net of forfeitures, within stockholders' equity of $2.2 million at December 31, 2002, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $0.6 million remains at December 31, 2002 and will be amortized as follows: $0.5 million in 2003; and $0.1 million in 2004.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, Holland, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France, Japan and Holland. For the year ended December 31, 2002, we derived approximately 46% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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


We are subject to conditions attached to governmental grants we have received in Israel

Prior to being acquired by us in December 2001, eMation received grants in Israel from the OCS in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of December 31, 2002, $0.2 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Marketing Fund in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.2 million have been repaid. As of December 31, 2002, $0.7 million of the remaining potential $1.0 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

As of December 31, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.0 million shares, or approximately 15% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

We may not be able to compete effectively in the Internet-related products and services market

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

Item 2

Properties

In September 2002, we entered into a lease for approximately 4,500 square feet of space in an office building in the same business park as our former offices located in Malvern, Pennsylvania. This facility is leased at an annual rental of approximately $42,000, plus operating expenses (approximately $17,000 per year), utilities and taxes, and is used for administrative activities. The lease commenced in December 2002 and expires in November 2005.

In May 2002, we entered into a sub-lease for approximately 35,000 square feet of space in an office building in the same business park as our former offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses (approximately $170,000 per year), utilities and taxes, and is used for research and development, sales and support, services and administrative activities. The sub-lease commenced in June 2002 and expires in July 2007.

We currently lease 5 other international sales offices in France, Holland and Japan with a total of approximately 6,800 square feet of space. The combined annual rental for these offices is approximately $350,000 and $233,000 for 2003 and 2004, respectively, and approximately $120,000 for 2005 through 2010. The leases have terms expiring from April 2003 through February 2011. The lease for our primary office in France expires in 2011, but is cancelable without penalty in 2008 upon 6 months written notice. In 2002 we closed our Great Britain facility and consolidated its activities in our offices in France.

We also lease approximately 1,600 square feet of space in Israel for research and development activities at an annual rental of approximately $28,000. This facility is leased through October 2003. We expect to close this office in 2003.

We believe our current facilities will be adequate to fulfill our needs for the foreseeable future.

Prior to occupying our new offices in Mansfield, Massachusetts, we leased approximately 12,000 square feet of space in an office building, located the same business park as our new offices, for our research and development, sales and support and administrative activities. In September 2002, we entered into a sublease with a subtenant for the balance of the term of this lease. The lease for our former offices expires in July 2004 and requires us to pay minimum future rental payments totaling approximately $0.5 million as of December 31, 2002. Under the terms of the sublease agreement, we will receive minimum future rental payments totaling approximately $0.3 million from the subtenant.

We also maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease. This space is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $196,000 (including operating expenses) and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.2 million was accrued by eMation prior to our acquisition of eMation in December 2001. We are seeking to sublease this office.

Item 3

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

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the "IPO allocation" litigation involving the conduct of many underwriters in allocating shares of successful initial public offerings. We believe that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees were members of the putative classes alleged in these actions (the "the Individual Defendants"). On July 15, 2002, we moved to dismiss all claims against the Individual Defendants and us. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

We received $1.3 million of the $1.8 million of the IA business purchase price being held in escrow by a third party for indemnification purposes in March 2002. The remaining balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $0.55 million. We filed an answer to the counterclaim, denying the claim. A hearing date has not yet been set. The parties are currently in settlement discussions.

From time to time, we have received, and expect to continue to receive, notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "FACTORS THAT MIGHT AFFECT FUTURE RESULTS - We have received notices of claims and might become involved in litigation over proprietary rights, which could be costly and time consuming." We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

                           PRICE RANGE OF COMMON STOCK

On January 14, 2002 we changed our name to Axeda Systems Inc. and effective as of February 5, 2002, our common stock is quoted on the NASDAQ National Market under the symbol XEDA. Prior to February 5, 2002 and since our initial public offering in July 1999, our common stock was quoted on the NASDAQ National Market under the symbol RVST. Prior to such time, there was no public market for our common stock. On March 3, 2003, Axeda Systems Inc. had 27,292,969 outstanding shares of common stock held by 170 record holders, not including stockholders who beneficially own common stock held in nominee or street name. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

                              2002                          2001
                    -------------------------  --------------------------
                         High         Low            High          Low
                    ---------- --------------  ------------- ------------
First Quarter.....     $3.86          $2.15          $4.75        $1.75
Second Quarter....     $3.21          $1.11          $2.55        $1.31
Third Quarter.....     $1.77          $0.38          $2.08        $1.06
Fourth Quarter....     $1.29          $0.25          $3.75        $1.50

We received a letter dated January 6, 2003, from the staff of the NASDAQ Stock Market, or NASDAQ, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. NASDAQ advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the NASDAQ National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before April 7, 2003, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff's decision to a NASDAQ Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the NASDAQ SmallCap Market. If we submit a transfer application and pay the applicable listing fees by April 7, 2003, initiation of de-listing proceedings will be stayed pending NASDAQ's review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on July 7, 2003 from meeting the NASDAQ SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the NASDAQ SmallCap Market. We intend to pursue all available options to meet the NASDAQ listing requirements. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

                       UNREGISTERED ISSUANCE OF SECURITIES

None.

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

For information concerning common stock to be issued in connection with our equity compensation plans, see Part III, Item 12, of this Annual Report on Form 10-K.

ITEM 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except share and per share amounts) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto (Item 8), and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                  Year Ended December 31,
                                                              --------------------------------------------------------------------
                                                                   2002           2001           2000           1999          1998
                                                                   ----           ----           ----           ----          ----
Revenues:
    License ...............................................  $     12,772      $   6,036     $   12,328     $  12,710   $     3,262
    Services and maintenance ..............................         3,124            442          1,898           968           185
    Hardware ..............................................         2,233          1,111          6,628        15,740        26,841
                                                                    -----          -----          -----        ------        ------

Total revenues ............................................        18,129          7,589         20,854        29,418        30,288
                                                                   ------          -----         ------        ------        ------
Cost of revenues:
    License ...............................................         2,849          1,629          3,374         1,874           248
    Services and maintenance ..............................         4,210            223            733           259           106
    Hardware ..............................................         1,288          1,122          6,189        13,732        24,192
    Software amortization .................................         1,943            171           --            --            --
    Inventory charges .....................................          --           18,502          1,708          --            --
                                                                   ------         ------         ------         ------       ------

Total cost of revenues ....................................        10,290         21,647         12,004        15,865        24,546
                                                                   ------         ------         ------        ------        ------

Gross profit ..............................................         7,839        (14,058)         8,850        13,553         5,742

Research and development
  Non-cash compensation ...................................           163          2,100            801           200           139
    Other research and development expense ................         7,162          5,691         10,187         8,107         3,121
Sales and marketing
    Non-cash compensation and other expense ...............            71            147          3,480          --            --
    Other selling and marketing expense ...................        16,642          7,670         10,863         5,296         1,964
General and administrative
    Non-cash compensation .................................         1,304            780            467           308          --
    Other general and administrative expense ..............        11,000          9,860         10,256         5,048         4,625
       Provision for doubtful accounts ....................           (45)           929          4,965            31            48
Depreciation and amortization .............................         1,552          2,844          5,897         1,886           906
Special charges ...........................................           820           --             --            --            --

Impairment charges ........................................        22,413          3,916          2,831          --            --
Acquired in-process research and development ..............          --            3,112          1,373         1,888         7,900
                                                              ------------   ------------   ------------   -----------   -----------

        Operating loss ....................................       (53,243)       (51,107)       (42,270)       (9,211)      (12,961)

Gains (losses) on disposals of assets .....................          (138)        52,037           --            --            --
Interest income (expense), net ............................           441          1,753          1,792         1,192          (722)
Other income (expense), net ...............................           554           (133)            51          --            --
                                                              ------------   ------------   ------------   -----------   -----------

Income (loss) before provision for income taxes (benefit) .       (52,386)         2,550        (40,427)       (8,019)      (13,683)
                                                              ------------   ------------   ------------   -----------   -----------

Provision for income taxes (benefit) ......................          (459)         1,123             40            52          --
                                                               ----------         ------         -------        ------       ------

Net income (loss) .........................................  $    (51,927)      $  1,427     $ (40,467)    $  (8,071)   $  (13,683)
                                                              ============       ========      =========     =========    =========
Accretion of discount on mandatory redeemable preferred
 stock ....................................................          --             --             --             659           754
                                                                   ------         ------         ------         ------       ------

Net income (loss) attributable to common shareholders .....  $    (51,927)  $      1,427   $    (40,467)  $    (8,730)  $   (14,437)
                                                               ============   ============   ============   ===========   =========
Basic net income (loss) per weighted average common share
 outstanding ..............................................  $      (1.92)  $       0.08   $      (2.44)  $     (1.02)  $     (4.94)
                                                             ============   ============   ============   ===========   ===========
Diluted net income (loss) per weighted average common share
 share outstanding ........................................  $      (1.92)  $       0.07   $      (2.44)  $     (1.02)  $     (4.94)
                                                             ============   ============   ============   ===========   ===========

Weighted average number of common shares outstanding used in
calculation of basic net income (loss) per common share ...    27,063,751     18,559,185     16,606,795     8,532,140     2,920,677
                                                               ==========     ==========     ==========     =========     =========
Weighted average number of common shares outstanding used
 in calculation of diluted net income (loss) per common
 share ....................................................    27,063,751     20,194,713     16,606,795     8,532,140     2,920,677
                                                               ==========     ==========     ==========     =========     =========

ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an immediate entry into the DRM market.

Our future license and services and maintenance revenues will be driven by our DRM Solutions. For the year ending December 31, 2002 revenues from our DRM Solutions were approximately $10.9 million or 60% of our total revenues for the year.

eMation historically derived its main source of revenues from its industrial automation products, which are now offered as Axeda Agent components of our DRM system. While we continue to sell the components of the DRM system, such as the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of the Axeda DRM system.

We believe that you should not rely on the results for any period prior to the eMation acquisition as an indication of our future performance because our business model has changed significantly since the sales of our CE and IA assets in the first quarter of 2001, the license of our PC technology to Sonic in May 2002, and the acquisition of eMation in December 2001. Each of these transactions is discussed below.

Recent Events

We entered into a Software Distribution Agreement in May 2002 with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the PC business and terminated or assigned to Sonic substantially all of the customer contracts of our PC business. Sonic paid us $2 million for the exclusive and perpetual license to all of the intellectual property or IP of our PC business and for certain furniture and computer equipment. The equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. In connection with the closing of the agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and were paid inducements related to their acceptance totaling approximately $106,000. These inducements are included in special charges in the accompanying consolidated statements of operations for the year ending December 31, 2002. We also designated the remaining 14 employees from the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software through December 31, 2002. We provided these services from May through August 2002 as part of the base license agreement without additional charge to Sonic. Sonic paid us $399,000 and $108,400 for such services from August 24, 2002 through December 31, 2002 and April to May 2002, respectively, which approximated our cost for the services rendered. As of January 2003, 13 of our former employees accepted employment with Sonic.

Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and in July 2002 we terminated our lease for this facility. The original term of the lease ended in March 2005. In July 2002, we paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, to the lessor as an inducement to cancel the lease. We also paid $210,000 in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying consolidated statements of operations for the year ended December 31, 2002.

On December 7, 2001, we acquired all of the outstanding shares of eMation in consideration for: 8 million shares of our common stock; options exercisable for up to 1,428,710 shares of our common stock in connection with assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable at $2.14 for up to 113,600 shares of our common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of our common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. We also issued warrants at closing exercisable for up to 108,238 shares of our common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation.

The acquisition was recorded under the purchase method of accounting. We incurred transaction costs of approximately $3.4 million related to the eMation acquisition and assumed approximately $5 million of eMation net debt. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We also paid sign-on bonuses of $0.3 million to three of eMation's executives. In connection with the acquisition, we expensed $3.1 million of the purchase price as acquired in-process research and development ("IPR&D") and recorded identifiable intangible assets and goodwill of approximately $9.7 million and $20.8 million, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we no longer amortize goodwill, but instead test it for impairment at least annually and at the same time every year. See "Other Charges," below.

An aggregate of 1.6 million shares of our common stock issued in the eMation acquisition was deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may arise as a result of the eMation acquisition. This escrow arrangement expired February 21, 2003. The shareholders' agent appointed pursuant to the share purchase agreement agreed to us submitting a claim on the escrow fund for the return of 98,127 shares and the remaining shares held in escrow were returned to former eMation shareholders. Any shares returned to us will reduce the balance of goodwill recorded in the acquisition.

We sold and licensed substantially all of our assets related to our CE business for $55.6 million as of March 1, 2001 to STMicroelectronics, NV, a Dutch corporation, STMicroelectronics, Inc., a Delaware corporation, and STMicroelectronics GmbH (collectively, STMicroelectronics). In addition, approximately 76 of our employees, most of whom were associated with our CE business, accepted employment with STMicroelectronics. We also granted STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products and our PC products. In addition, we agreed not to compete in significant aspects of the CE market until March 1, 2006. Revenues and gross margin for the CE business totaled approximately $0.4 million, or 6% of total revenues, and $0.3 million, or 7% of total gross profit, respectively, for the year ending December 31, 2001.

We sold substantially all of the assets, excluding inventory, related to our IA business as of March 23, 2001 to Phoenix for $18 million. The assets sold included certain of the contracts, equipment, intangible assets, intellectual property, prepaid expenses and other assets primarily related to the operation of the IA business. Under the asset acquisition agreement, Phoenix purchased our e-Surfer embedded software Internet browser and related hardware designs for the IA market. In addition, in connection with this asset sale, 13 of our employees associated with the IA business accepted employment with Phoenix. Revenues for the IA business totaled approximately $1.0 million, or 13% of total revenues and were made at amounts approximating our carrying value resulting in nominal gross margin for the year ending December 31, 2001. Revenues associated with our remaining IA hardware assets totaled approximately $2.2 million, or 12%, of total revenues, and $1.0 million, or 13%, of total revenues for the years ending December 31, 2002 and 2001, respectively. As of December 31, 2002 our inventories, which relate primarily to our former IA business, are completely reserved, thus, future sales of our inventories, if any, will result in substantial gross margins because there would be no cost of revenues.


Other Charges

During the fourth quarter of 2002, following our annual review of goodwill we determined, with the assistance of an independent valuation consultant, that the carrying value of our reporting unit's assets exceeded its fair value. As such, a detailed valuation analysis was performed utilizing our latest financial projections, estimates of corresponding cash flows and discount rates, which resulted in the recognition of an impairment charge for our goodwill and other identified intangible assets of approximately $22.4 million. As of December 31, 2002 the remaining carrying value of our goodwill and identified intangible assets was approximately $5.7 million, and will be tested annually pursuant to SFAS 142. If our current financial projections or related assumptions are modified in the future, we may be required to record additional impairment charges.

In 2001, we recognized an impairment charge of approximately $1.7 million to reduce the amount of acquired technology rights associated with a prior equity financing to its estimated fair value of zero. This impairment charge was recorded following a periodic review of the expected future cash flows from our products using the acquired technology and was attributable to certain technology acquired from Intel in connection with the sale of our Series C preferred stock in 1999. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we did not anticipate any material future sales of products incorporating this technology. This determination was based upon factors including the projected cash flows expected from the use of the acquired technology and potential cash flows that could be expected from its disposition, as well as our strategic shift to become an enterprise software and services company.

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

For year ending December 31, 2001 we recorded inventory charges of approximately $18.5 million. The charges, relating to our former IA business, were comprised of increased reserves of approximately $14.2 million for IA components and approximately $4.6 million for Internet set-top boxes. The reserves were based on various factors including expected demand, current market prices, industry conditions, alternative uses, distribution channels and manufacturers' warranties.


Geographic Areas

Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in note 20 of the notes to the consolidated financial statements, filed herewith at Item 8-Financial Statements and Supplementary Data. Revenues from individual countries are based upon information available to us regarding our customers' country of domicile.

Information pertaining to long-lived assets is included in note 17 of the notes to the consolidated financial statements, filed herewith at Item 8--Financial Statements and Supplementary Data.

Results of Operations

The following table sets forth, for the periods indicated, the dollar amounts and the dollar amounts expressed as a percentage of total revenues reflected in our consolidated statements of operations:

                                                                                    Year Ended December 31,
                                                             -----------------------------------------------------------------------
                                                                     2002                     2001                     2000
                                                             -----------------------  ----------------------  ----------------------
                                                                  $ `000's       %     $ `000's        %       $ `000's        %
                                                                  --------     -----   --------      -----     --------      -----
Revenues:
    License....................................................$    12,772      70.5% $  6,036         79.6%   $ 12,328       59.1%
    Services and maintenance ...................................     3,124      17.2       442          5.8       1,898        9.1
    Hardware ...................................................     2,233      12.3     1,111         14.6       6,628       31.8
                                                                     -----      ----     -----         ----       -----       ----
Total revenues .................................................    18,129     100.0     7,589        100.0      20,854      100.0
                                                                    ------     -----     -----        -----      ------      -----
Cost of revenues:
    License ....................................................     2,849      15.7     1,629         21.5       3,374       16.2
    Services and maintenance ...................................     4,210      23.2       223          2.9         733        3.5
    Hardware ...................................................     1,288       7.1     1,122         14.8       6,189       29.7
      Software amortization ....................................     1,943      10.7       171          2.2        --           --
      Inventory charges ........................................      --         --     18,502        243.8       1,708        8.2
                                                                    ------     -----     -----        -----      ------       -----
Total cost of revenues .........................................    10,290      56.7    21,647        285.2      12,004       57.6
                                                                    ------     -----     -----        -----      ------       -----

Gross profit ...................................................     7,839      43.3    (14,058)     (185.2)      8,850       42.4

Research and development (R&D)
    Non-cash compensation ......................................       163       0.9     2,100         27.7         801        3.8
    Other R&D expense ..........................................     7,162      39.5     5,691         75.0      10,187       48.8
Sales and marketing (S&M)
    Non-cash compensation and other expense ....................        71       0.4       147          1.9       3,480       16.7
    Other S&M expense ..........................................    16,642      91.8     7,670        101.1      10,863       52.1
General and administrative (G&A)
    Non-cash compensation ......................................     1,304       7.2       780         10.3         467        2.2
    Other G&A expense ..........................................    11,000      60.7     9,860        129.9      10,256       49.2
     Provision for doubtful accounts (net of recoveries) .......       (45)     (0.2)      929         12.2       4,965       23.8
Depreciation and amortization ..................................     1,552       8.6     2,844         37.5       5,897       28.3
Special charges ................................................       820       4.5      --            --          --         --
Impairment charges .............................................    22,413     123.6     3,916         51.6       2,831       13.6
Acquired in-process research and development ...................      --         --      3,112         41.0       1,373        6.6
                                                                    ------     -----     -----        -----      ------       -----

        Operating loss .........................................   (53,243)   (293.7)  (51,107)      (673.4)    (42,270)    (202.7)

Gains (losses) on disposals of assets ..........................      (138)     (0.7)   52,037        685.7        --          --
Interest income (expense), net .................................       441       2.4     1,753         23.1       1,792        8.6
Other income (expense), net ....................................       554       3.1      (133)        (1.8)         51        0.2
                                                                    ------     -----     -----        -----      ------       -----
Income (loss) before provision for income taxes (benefit)
 benefit .......................................................   (52,386)   (288.9)    2,550         33.6    (40,427)     (193.9)

Provision for income taxes (benefit) ...........................      (459)     (2.5)    1,123         14.8          40        0.2
                                                                    ------     -----     -----        -----      ------       -----
Net income (loss) ..............................................  $(51,927)   (286.4)% $ 1,427         18.8%  $(40,467)     (194.1)%
                                                                  ========    ======   =======         ====    ========     ======

Years Ended December 31, 2002 and 2001

Revenues. Total revenues increased by 139%, or $10.5 million, from $7.6 million for the year ending December 31, 2001 to $18.1 million for the year ending December 31, 2002. Sales from our DRM systems contributed $9.3 million to the increase in revenues while sales of our Internet appliance inventories and PC services added $1.1 million and $0.5 million, respectively, to our total revenues and were partially offset by a decrease of $0.4 million in our CE business over the prior year. Revenues across our license, services and maintenance, and hardware streams increased $6.7 million, $2.7 million, and $1.1 million, respectively, from the prior year.

License revenues. License revenues increased by approximately $6.8 million from $6.0 million for the year ending December 31, 2001 to $12.8 million for the year ending December 31, 2002. The increase was attributable to sales of our DRM products, which added $6.7 million to our revenues for the year ending December 31, 2002. In the future we expect DRM license revenues to increase, as software solutions related to our DRM system products continue to grow. We do not expect to record material license revenues related to our PC business subsequent to December 31, 2002.

Hardware revenues. Hardware revenues increased by approximately $1.1 million from $1.1 million for the year ending December 31, 2001 to $2.2 million for the year ending December 31, 2002 due to increased sales of components related to Internet appliances and Internet set-top boxes. As of December 31, 2002 our inventories, which relate primarily to our former IA business, are completely reserved, thus, future sales of our inventories, if any, will result in substantial gross margins, because there would be no cost of revenues. We do not expect to record material hardware revenues subsequent to December 31, 2002.

Services and maintenance revenues. Services and maintenance revenues increased 607% from $0.4 million for the year ending December 31, 2001 to $3.1 million for the year ending December 31, 2002. The increase was attributable to services and maintenance plans sold with our DRM system products as well as services provided to Sonic Solutions, which contributed $2.6 million and $0.5 million, respectively, for the year ending December 31, 2002, offset by a decrease in services of $0.4 million associated with our former CE business, which was sold to STMicroelectronics in March 2001. We expect our services and maintenance revenues to increase in the future as we license more DRM systems products.

Concentration. During 2002 a substantial portion of our revenues were derived from a small number of customers. For the year ending December 31, 2002, five customers accounted for $6.2 million, or 34%, of our total revenues and 36% of our total gross profit excluding software amortization. In the year ending December 31, 2001, three customers accounted for 36% of our total revenues and 39% of our total gross profit (excluding inventory charges of $18.5 million). In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base.

International. In the year ending December 31, 2002 companies based in North America accounted for 57% of our revenues. In the future we expect a greater portion of our revenues to be derived outside of North America.

Cost of Revenues. Cost of revenues decreased $11.4 million or 52% from $21.6 million for the year ending December 31, 2001 to $10.3 million for the year ending December 31, 2002. The decrease was a result of an $18.5 million inventory charge recorded during 2001 relating to our former IA business, partially offset by increases relating to our license, services and maintenance and hardware of approximately $1.2 million, $4.0 million, and $0.2 million, respectively, from the prior year. In addition, we are amortizing developed and core technologies, acquired in the eMation acquisition, which added approximately $1.8 million to our cost of revenues for the year ending December 31, 2002.

The $1.2 million increase in cost of license revenues over the prior year is due to an additional $1.0 million in costs associated with greater sales of our DRM solutions and a net increase of $0.2 million for our former PC products. The net increase in our PC cost of license revenues was due to a license arrangement we have with a PC graphics component manufacturer, and increases in Dolby royalty rates due to reduced sales of products incorporating Dolby, offset by decreases in Dolby fees in total, attributable to lower sales of our PC products. The increase of $0.2 million in cost of hardware revenues corresponds to the increase in our hardware sales. The $4.0 million increase in cost of services and maintenance is attributable to an approximate $3.6 million increase from our DRM system services and maintenance plans and a $0.5 increase in services related to our former PC business offset by a $0.1 million decrease in services related to our former CE business. We expect our cost of revenues related to licenses as a percentage of license revenues to decrease in the future as our license revenues shift completely to our DRM products. Non-cash amortization of acquired technology will represent approximately $0.7 million of our cost of revenues for the year ending December 31, 2003.

Gross Profit. Excluding the $18.5 million charge for inventory recorded during the year ending December 31, 2001 and the $1.9 million and $0.2 million software amortization expense recorded for the years ending December 31, 2002 and December 31, 2001, gross profit increased by $5.2 million, or 112%, from $4.6 million for the year ending December 31, 2001 to $9.8 million for the year ending December 31, 2002. The increase is attributable to increases in license revenues associated with our DRM Systems sales and increases in gross margins associated with sales of our fully reserved inventory.

For the year ending December 31, 2002, 70% of our total revenues were derived from licenses, and 17% from services and maintenance, in comparison to 80% and 6%, respectively, in 2001. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory and software amortization, decreased from 61% for the year ending December 31, 2001 to 54% for the year ending December 31, 2002, due to negative gross profit from our services and maintenance operations. The negative gross profit from our services and maintenance operations is attributable to the delivery of a large number of non-billable proof of concepts, or POCs, delivered to prospective customers during the year. In order to establish a stronger market presence and earn a prospective customer's commitment, we perform various marketing activities including delivering proofs of concepts to potential customers. These POCs provide a business case to demonstrate that our product can successfully operate in our customer's environment, perform according to published specifications and deliver cost savings. We plan on delivering fewer POCs in the future when required to gain market share and attract new customers. As a result we expect to experience improved service margins.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses increased $1.5 million or 26%, from $5.7 million for the year ending December 31, 2001 to $7.2 million for the year ending December 31, 2002.

The increase in research and development expenses was attributable to a full year of DRM expenses (up $5.1 million, from $0.5 million in 2001 to $5.6 million in 2002). This increase was partially offset by a decrease in research and development expenses of $2.2 million in our former PC development team, and the elimination of the CE and IA development teams in 2001, which contributed approximately $0.7 million and $0.8 million to the decrease. As a percentage of total revenues, other research and development expenses decreased from 75% to 40%. The decrease in research and development expenses as a percentage of total revenues resulted from higher revenues. We expect research and development expenses to decrease in total dollars in 2003, compared to 2002, as we no longer have the costs associated with our former PC development team, and have aligned our cost structure to more closely meet our organization's needs.

Non-cash Compensation Research and Development Expense. Non-cash research and development expense consists of compensation related to stock options. Non-cash research and development expense decreased 92% from $2.1 million for the year ending December 31, 2001 to $0.2 million for the year ending December 31, 2002. The immediate recognition in March 2001 of prepaid and deferred stock compensation that would have continued to vest through December 2003, relating to reductions in staffing in connection with the closing of our Vancouver office in March 2001,contributed $1.5 million to the decrease. In addition, $0.5 million of the decrease resulted from amortization of deferred compensation recorded in 2001 in connection with stock options granted to employees in December 2000. No similar expenses were recorded for the year ending December 31, 2002. This expense is offset by amortization of $0.1 million for deferred compensation recorded in connection with stock options granted to employees in December 2001 at less than fair market value for which no similar expense was recorded in 2001.

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Selling and marketing expenses increased $9.0 million or 117% from $7.7 million for the year ending December 31, 2001 to $16.6 million for the year ending December 31, 2002.

The increase in sales and marketing expense is attributable to the inclusion of the acquired eMation sales, marketing and business development group, which contributed $15.1 million, for the year ending December 31, 2002. Partially offsetting this increase was the elimination of the sales and marketing teams associated with our former CE and IA businesses, which resulted in decreases of $0.4 million and $0.5 million, respectively, for the year ending December 31, 2002. Decreases of approximately $1.8 million relating to the settlement of a South American distribution rights agreement and $2.8 million from reduced staff in our former PC sales and marketing teams also partially offset the increase. Brand expenses associated with our name change in 2001 also contributed approximately $0.6 million to the decrease. As a percentage of total revenues, sales and marketing expenses decreased from 101% to 92%. We expect sales and marketing expenses to decrease in total dollars in 2003, compared to 2002, as we no longer have the sales and marketing efforts associated with our former PC products and continue to follow tight cost controls within this function.

Non-cash Compensation Sales and Marketing Expense. Non-cash sales and marketing expense consists of compensation related to stock options. Non-cash sales and marketing expense decreased by less than $0.1 million or 52% to $0.1 million for the year ending December 31, 2002.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, information systems and other management departments. Other general and administrative expenses increased $1.1 million or 12% from $9.9 million for the year ending December 31, 2001 to $11.0 million for the year ending December 31, 2002. As a percentage of total revenues, other general and administrative expenses decreased from 130% to 61% of total revenues due to the proportionally larger increase in total revenues. The increase in other general and administrative expenses was mainly due to the addition of the acquired eMation general and administrative function, which contributed $3.1 million to the increase, partially offset by decreases in severance of $1.1 million, staff retention expense of $0.4 million, executive recruiting expense of approximately $0.3, and rent and other expense of $0.2 million. Included in the $3.1 million increase is a one time lease charge of $0.2 million representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received for a property vacated during the third quarter of 2002. We expect total general and administrative expenses for 2003 to decrease from the total 2002 amount, as we focus on our infrastructure needs, consolidate offices, reduce overhead expenses and follow tight cost controls.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense increased from $0.8 million for the year ending December 31, 2001 to $1.3 million for the year ending December 31, 2002. The increase is attributable to a $0.4 million expense incurred for the acceleration of option vesting in accordance with certain employment agreements offset by $0.1 million for the acceleration of option vesting in 2001. The remaining portion of the increase is attributable to a one-time charge recognized in 2002 of $0.2 million for the modification of stock options held by a former employee.

Provision for doubtful accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. During the year ending December 31, 2002 we had net recoveries of less than $0.1 million from previously reserved accounts resulting in a reversal of this expense. In the future we expect this expense to increase as a percentage of revenues as a result of increased DRM revenues.

Depreciation and amortization. We recorded depreciation and amortization of $1.6 million for the year ending December 31, 2002, compared to $2.8 million for the year ending December 31, 2001. The sales of the assets of our CE and IA businesses, both of which were sold in March 2001, contributed $1.2 million of the decrease, while the decrease in amortization expense relating to our Cinax goodwill accounted for $1.0 million. Offsetting these decreases was an increase of approximately $0.9 million attributable to depreciation of assets and amortization of intangibles acquired in the purchase of eMation. In the future we expect depreciation and amortization expense to remain the same, as decreases from our former PC assets are offset by increases relating to our DRM assets.

Impairment Analysis. Under SFAS 142, goodwill acquired in a business combination after June 30, 2001 is no longer amortized. The provisions of SFAS 142 require that goodwill be tested for impairment on an annual basis at the same time every year. Accordingly, we have not recorded amortization expense in 2002 for goodwill of approximately $3.7 million acquired in our purchase of eMation in December 2001. Intangible assets acquired in a business combination and recognized as an asset apart from goodwill must arise from contractual or other legal rights or otherwise are separable. Under SFAS 142, recognized intangible assets with finite useful lives are amortized over the period in which the assets are expected to contribute directly or indirectly to our future cash flows. We recorded identified intangible assets totaling approximately $9.7 million in connection with our purchase of eMation, comprised of developed and core technologies of approximately $1.4 million and $7.0 million, respectively, patent applications of approximately $1.0 million and customer base of approximately $0.3 million. The developed and core technologies are being amortized over their estimated useful lives of 2 and 5 years, respectively, and are recorded as cost of revenues, which totaled $1.9 million for the year ending December 31, 2002. Prior to the impairment analysis of goodwill in November 2002, our patent applications and customer base were amortized over their estimated useful lives of 5 years and included with operating expenses, which totaled approximately $0.2 million for the year ending December 31, 2002.

During November 2002 we completed our annual impairment test of goodwill in accordance with SFAS No. 142. Based upon the results of the first step impairment indicators as described in SFAS 142, we also tested our identified intangible assets for impairment. Using our latest forecast data and with the assistance of an independent, national valuation firm, we performed a fair market value analysis on our reporting unit. Due to adverse market conditions, and a slower than expected rate of adoption of our software technology in our industry, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized a goodwill and identified intangible asset impairment charge of approximately $22.4 million in 2002. If our estimates or related assumptions change again in the future, we may be required to record additional impairment charges in accordance with SFAS No. 142.

Special charges. Special charges for the year ending December 31, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements and termination expenses related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility.

Gains and (losses) on disposals of assets. During the year ending December 31, 2002 we recorded charges of $0.1 million for the disposal of certain assets that were no longer utilized or needed for our continuing operations. During the year ending December 31, 2001 we recorded gains of approximately $47.5 million and $4.5 million as a result of the sale of assets related to our former CE and former IA business respectively, in March 2001.

Interest income and (expense), net. Net interest income and expense decreased by $1.3 million, or 75%, for the year ending December 31, 2002 compared to the comparable period in 2001. The decrease is the result of lower average cash balances and lower bank interest rates in 2002.

Other income and (expense). During the year ending December 31, 2002 we recorded, as other income, $0.5 million in connection with the settlement of a vendor dispute involving inventory for which a portion of our total obligation was forgiven. There were no equivalent charges recorded in the prior year.

Provision for income taxes (benefit). The income tax benefit recorded for the year ending December 31, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002, and partially offset by a provision for certain foreign income taxes.

Years Ended December 31, 2001 and 2000

Revenues. Total revenues decreased 64% or $13.3 million from $20.9 million for the year ending December 31, 2000 to $7.6 million for the year ending December 31, 2001. Revenues across our former PC, CE & IA businesses decreased from the prior year by $7.2 million, $1.2 million and $6.5 million, respectively, and were partially offset by an increase of $1.6 million in our revenues as a result of our acquisition of eMation in December 2001. Revenues across our license, services and hardware streams decreased $6.3 million, $1.5 million, and $5.5 million, respectively, from the prior year. The decrease in revenues was due to the discontinuance of hardware product lines during 2000, increased competition and continued weakness in the personal computer industry, and the sale of substantially all of the assets of our CE and IA businesses in March 2001.

License revenues. License revenues decreased by $6.3 million from $12.3 million for the year ended December 31, 2000 to $6.0 million for the year ended December 31, 2001. The decrease was mainly attributable to increased competition and continued weakness in the PC industry resulting in reduced unit sales of our CineMaster product line, price erosion from a significant customer, and our strategic shift out of the digital media market. As a result of the foregoing, we experienced a significant loss of business from three large PC OEM's of approximately $6.9 million. These decreases were partially offset by an increase in our web-based business totaling approximately $0.7 million for the year. Additional factors impacting license revenues include a decrease in our IA revenues of $1.5 million, which was offset by a $1.6 million increase in revenues attributable to sales of eMation's products subsequent to the acquisition.

Hardware revenues. Hardware revenues decreased 83% from $6.6 million for the year ended December 31, 2000 to $1.1 million for the year ended December 31, 2001. Approximately $4.8 million of the decrease was attributable to decreased IA units sold in 2001 and the sale of the assets of our IA business in March 2001. The remainder of the decrease was due to a decrease in sales of PC related hardware to contract manufacturers in March 2001.

Service revenues. Service revenues decreased 77% from $1.9 million for the year ended December 31, 2000 to $0.4 million for the year ended December 31, 2001. Approximately $1.2 million of the decrease was attributable to service agreements associated with our CE business, which was sold to STMicroelectronics in March 2001. The remainder of the decrease was due to the sale of the assets of our IA business, which was sold to Phoenix in March 2001.

Concentration. For the year ended December 31, 2001, our top three customers, including a materials broker and a fixed-fee customer for our former DVD technology, accounted for 37% of our total revenues. We previously sold our digital media products primarily to PC and computer graphics chip and board manufacturers and distributors in North America, Europe, and the Pacific Rim. In the year ended December 31, 2001 companies based in North America accounted for a majority of our revenues.

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

For the year ended December 31, 2001, 80% and 6% of our total revenues were derived from license and services revenues, respectively, in comparison to 59% and 9%, respectively, in 2000. The gross profit percentage for license revenues and services revenues is much higher than that from hardware sales. As a percentage of total revenues, gross profit, excluding the charges recorded for inventory reserves, increased from 51% for the year ended December 31, 2000 to 59% for the year ended December 31, 2001, primarily as a result of a higher proportion of license revenues, partially offset by an increase in the per-unit cost of license fees for technologies incorporated into our former PC products and a decrease in services revenues due to the sale of our CE assets.

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

Non-cash Selling and Marketing Expense. Non-cash selling and marketing expense consist of compensation related to stock options and warrants. Non-cash sales and marketing expense decreased 96% from $3.5 million for the year ended December 31, 2000 to $0.1 million for the year ended December 31, 2001. The decrease relates to the amortization of warrants for $2.8 million issued in connection with the American Trading S.A. agreement in June 2000. These warrants were cancelled in the first quarter of 2001. The decrease is also attributable to a one-time charge of $0.5 million for the modification of stock options held by two former employees. Stock options granted to employees at less than fair market value are recorded as deferred compensation expense and amortized over the applicable vesting periods of two to four years.

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

In absolute dollars, the decrease in other general and administrative expenses was due to decreases in professional fees related to our class action litigation of $0.5 million, professional fees of $0.5 million, other professional fees pertaining to the pursuit of several strategic initiatives of approximately $0.5 million, and travel and conference expenses of $0.8 million. Offsetting these decreases were increases in severance and retention expenses of $1.2 million, as well as the addition of eMation's expenses since December 7, 2001, which totaled $0.7 million.

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

Provision for Doubtful Accounts. The provision for doubtful accounts represents management's best estimate of the doubtful accounts for each period. The provision decreased 81% from $5.0 million for the year ended December 31, 2000 to $0.9 million for the year ended December 31, 2001. As a percentage of revenues, the provision decreased from 24% to 12% for the years ended December 31, 2000 and 2001, respectively, as a result of improved credit and collection efforts. The overall decrease was due to a decrease in the uncollectible accounts associated with our former IA products and services.

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

Gains on Sales of Assets. We recorded a gain of approximately $47.5 million for the year ended December 31, 2001 as a result of the sale of the assets related to our CE business in March 2001. We recorded a gain of approximately $4.5 million for the year ended December 31, 2001 as a result of the sale of assets related to our IA business in March 2001.

Interest Income and (Expense), Net. Net interest income and expense decreased by $0.04 million, or 2%, for the year ended December 31, 2001 compared to the comparable period in 2000. The decrease is the result of lower bank interest rates in 2001.

Provision for Income Taxes. Income tax expense recorded for 2001 is attributable to the gains on sales of assets described above, offset by the operating losses.

Quarterly Results of Operations

The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 2002. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements included at Item 8 herein. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire year or for any future period.


                                         Mar. 31,     Jun. 30,       Sept. 30,      Dec. 31,
                                          2001          2001           2001           2001
                                      ------------  ------------   ------------   -------------
                                           (In thousands, except share and per share data)
                                           -----------------------------------------------
Revenues:
    License ........................  $      2,363   $        673   $        571   $      2,429
    Services and maintenance .......           407           --             --               35
    Hardware .......................            46            121            270            674
                                      ------------   ------------   ------------   ------------
Total revenues .....................         2,816            794            841          3,138
                                      ------------   ------------   ------------   ------------
Cost of revenues:
    License ........................           523            432            207            467
    Services and maintenance .......            94           --             --              129
    Hardware .......................            37            104            303            678
       Software amortization .......          --             --             --              171
       Inventory charges ...........          --           13,420           --            5,082
                                      ------------   ------------   ------------   ------------
Total cost of revenues .............           654         13,956            510          6,527
                                      ------------   ------------   ------------   ------------

Gross profit .......................         2,162        (13,162)           331         (3,389)

Research and development (R&D)
    Non-cash compensation ..........         1,738            116            228             18
    Other R&D expense ..............         2,407            999          1,084          1,201
Sales and marketing (S&M)
    Non-cash compensation and other
    expense ........................            69           --               18             60
    Other S&M expense ..............         3,492            842          1,075          2,261
General and administrative (G&A)
    Non-cash compensation ..........            64             48            275            393
    Other G&A expense ..............         2,289          1,588          2,620          3,363
    Provision for doubtful
     accounts (net of recoveries) ..           126            658           --              145
Depreciation and amortization ......         1,666            389            358            431
Impairment charges .................          --             --             --            3,916
Special charges ....................          --             --             --             --
Acquired in-process research and
 development .......................          --             --             --            3,112
                                      ------------   ------------   ------------   ------------

Operating loss .....................        (9,689)       (17,802)        (5,327)       (18,289)

Gains (losses) on disposals of
 assets ............................        52,037           --             --             --
Interest income (expense), net .....           366            681            520            186
Other income (expense),net .........          --             --             --             (133)
                                      ------------   ------------   ------------   ------------
Income (loss) before provision for
income taxes (benefit) .............        42,714        (17,121)        (4,807)       (18,236)

Provision for income taxes (benefit)         2,979         (1,171)          (685)          --
                                      ------------   ------------   ------------   ------------

Net income (loss) ..................  $     39,735   $    (15,950)  $     (4,122)  $    (18,236)
                                      ============   ============   ============   ============
Basic net income (loss) per weighted
average common share outstanding ...  $       2.28   $      (0.89)  $      (0.22)  $      (0.87)
                                      ============   ============   ============   ============
Diluted net income (loss) per
weighted average common share
outstanding ........................  $       2.14   $      (0.89)  $      (0.22)  $      (0.87)
                                      ============   ============   ============   ============
Weighted average number of common
 shares outstanding - basic ........    17,415,045     17,840,876     18,720,363     20,916,050
                                      ============   ============   ============   ============

Weighted average number of common
shares outstanding - diluted .......    18,582,846     17,840,876     18,720,363     20,916,050
                                      ============   ============   ============   ============

Quarterly Results of Operations (continued)

                                            Mar. 31,      Jun. 30,      Sept. 30,      Dec. 31,
                                             2002         2002            2002           2002
                                           ----------  -----------      ---------      --------
                                             (In thousands, except share and per share data)
                                             -----------------------------------------------
Revenues:
    License ........................  $      3,040   $      2,578   $      3,421   $      3,733
    Services and maintenance .......           543            674            795          1,112
    Hardware .......................         1,057            291            153            732
                                           ----------  -----------      ---------      --------
Total revenues .....................         4,640          3,543          4,369          5,577
                                           ----------  -----------      ---------      --------
Cost of revenues:
    License ........................         1,035            782            579            453
    Services and maintenance .......           717            990          1,163          1,340
    Hardware .......................         1,009            243             29              7
       Software amortization .......           529            525            525            364
       Inventory charges ...........          --             --             --             --
                                           ----------  -----------      ---------      --------
Total cost of revenues .............         3,290          2,540          2,296          2,164
                                           ----------  -----------      ---------      --------

Gross profit .......................         1,350          1,003          2,073          3,413

Research and development (R&D)
    Non-cash compensation ..........            64             34             31             34
    Other R&D expense ..............         2,232          2,090          1,655          1,185
Sales and marketing (S&M)
    Non-cash compensation and other
    expense ........................            19             19             17             16
    Other S&M expense ..............         4,802          4,990          3,836          3,014
General and administrative (G&A)
    Non-cash compensation ..........           860            239            103            102
    Other G&A expense ..............         3,018          3,076          2,401          2,505
    Provision for doubtful
     accounts (net of recoveries) ..            45            (67)           (27)             4
Depreciation and amortization ......           310            330            422            490
Impairment charges .................          --             --             --           22,413
Special charges ....................          --              820           --             --
Acquired in-process research and
development ........................          --             --             --             --
                                           ----------  -----------      ---------      --------
Operating loss .....................       (10,000)       (10,528)        (6,365)       (26,350)

Gains (losses) on disposals of
assets .............................          --              (37)           (86)           (15)
Interest income (expense), net .....           220             93             93             35
Other income (expense),net .........          --               (3)            47            510
                                           ----------  -----------      ---------      --------
Income (loss) before provision for
income taxes (benefit) .............        (9,780)       (10,475)        (6,311)       (25,820)

Provision for income taxes (benefit)          (668)          --             --              209
                                           ----------  -----------      ---------      --------
Net income (loss) ..................  $     (9,112)    $  (10,475)    $   (6,311)    $  (26,029)
                                          ============   ============   ============   ========
Basic net income (loss) per weighted
average common share outstanding ...  $      (0.34)  $      (0.39)  $      (0.23)  $      (0.96)
                                        ============   ============   ============   ============
Diluted net income (loss) per
weighted average common share
outstanding ........................  $      (0.34)  $      (0.39)  $      (0.23)  $      (0.96)
                                      ============   ============   ============   ============
Weighted average number of common
shares outstanding - basic .........    26,789,174    26,986,387     27,222,368     27,250,263
                                      ============   ============   ============   ============
Weighted average number of common
shares outstanding - diluted .......    26,789,174    26,986,387     27,222,368     27,250,263
                                      ============   ============   ============   ============

                               Axeda Systems Inc.
                              Management Discussion

Acquired In-Process Research and Development

In connection with the acquisition of eMation in December 2001, we expensed $3.1 million of the purchase price as IPR&D. The potential income streams were discounted using a 15%-25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

As of the acquisition date, eMation was conducting ongoing research and development into its next generation DRM product, as well as enhancing its WizFactory and @aGlance industrial DRM products. Due to the significant technological risks relating to the development of these products and the fact that the products were not completed at the time of the acquisition, the work effort estimated to bring these products to market was considered in-process research and development. These development efforts were expected to include product enhancements to enable the products to perform on an increased number of platforms. In September 2002, we completed the next generation DRM product, Axeda DRM 3. Release 3 expanded the diagnosis and repair, reporting, performance, connectivity and security features of the Axeda DRM system. Also in September 2002, we completed the new Windows XP version of our industrial automation solution, Wizcon, version 8.2, supervisory control and data acquisition (SCADA) system. These products, along with any related services and maintenance, are expected to generate revenues through at least 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations up until 2001 primarily through the issuance and sale of debt and equity securities to investors including our initial public offering completed on July 16, 1999. Since March 2001, our operations have also been financed through the sales of the assets of our CE and IA businesses. As of December 31, 2002, we had approximately $19.1 million in cash and cash equivalents, including $0.55 million of the proceeds from the sales of the assets of our IA businesses in March 2001 which are currently held in escrow by third parties pending the settlement of a claim submitted by Phoenix. The parties are currently in settlement discussions.

Net cash used in operating activities for the year ending December 31, 2002 was $23.9 million. Cash used in operating activities for this period was primarily the result of our net loss of approximately $(51.9) million, adjusted for other non-cash charges, including an impairment charge of $22.4 million, non-cash compensation and depreciation and amortization totaling approximately $5.0 million, losses on disposals of assets totaling approximately $0.5 million and other changes in working capital of approximately $0.1 million. Net cash used in operating activities for the year ending December 31, 2001 was $30.5 million. Cash used in operating activities for this period was primarily the result of net income, adjusted for non-recurring gains of approximately $52.0 million and non-cash compensation expense and depreciation and amortization totaling approximately $5.6 million.

Net cash used in investing activities for the year ending December 31, 2002 was $2.3 million, and consisted of purchases of leasehold improvements, furniture and equipment primarily for our Mansfield, Massachusetts facility. Net cash provided by investing activities for the year ending December 31, 2001 was approximately $68.1 million and consisted primarily of the net proceeds from the sales of the assets of our CE and IA businesses.

In March 2001, we completed the sale of the assets of our CE business to STMicroelectronics and received approximately $55.6 million in cash, and sold the assets of our IA business, excluding inventory, to Phoenix Technologies for $18.0 million in cash, of which $0.55 million remains held by a third party escrow agent pending the settlement of a claim submitted by Phoenix.

Net cash used in financing activities was $2.0 million for the year ending December 31, 2002 and consisted of the repayment of the balance of $1.65 million under the line of credit acquired in the acquisition of eMation and principal payments of the equipment line of credit to European Venture Partners, or EVP, of approximately $0.4 million. Net cash used in financing activities was nominal for the period ending December 31, 2001. During this period, cash provided by financing activities of $1.5 million from the exercise of stock options was offset by cash used in financing activities for the repurchase of the Company's common stock of $0.6 million and the repayment of a bridge loan of $0.8 million in connection with the acquisition of eMation.

As of December 31, 2002, we had approximately $0.3 million outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period ending in December 2003. The line of credit was available to finance purchases of capital equipment until December 31, 2001. In connection with the agreement, EVP has a senior security interest in substantially all of eMation's capital equipment. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results. As of December 31, 2002, we were in compliance with all of our covenants to EVP.

A portion of our liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees in Israel are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of our Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $0.4 million. The aggregate value of these policies is approximately $0.3 million. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

In May 2002, we entered into a sublease for approximately 35,000 square feet of space in an office building in the same business park as our current offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $0.3 million, plus operating expenses, utilities and taxes, and is used for research and development, sales and support and administrative activities. The sublease commenced in June 2002, expires in July 2007, and provided for free rent through September 2002. We recorded the net lease expense on a straight-line basis over the term of the sublease. Axeda obtained an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank as security and for the benefit of the lessor for $0.15 million. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets. We completed our occupancy of the new office in July 2002. In September 2002, we entered into a sublease with a subtenant (the "Subtenant") for the balance of the term of the lease for our former office. The lease for our former office expires in July 2004 and requires us to pay minimum future rental payments totaling approximately $0.5 million as of December 31, 2002. Under the terms of the sublease agreement, we will receive minimum future rental payments totaling approximately $0.3 million from the Subtenant as of December 31, 2002. For the year ending December 31, 2002, we recorded a charge of approximately $0.2 million, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received.

In June 2002 we entered into a Software License Agreement with a vendor to provide server and client software that, beginning in August 2002, is incorporated into our DRM Enterprise Server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the agreement, we agreed to pay a minimum, non-refundable license fee of $0.4 million, which is payable in installments. We paid $0.1 million in July 2002, and are required to pay $0.1 million on June 30, 2003 and the remaining $0.2 million on December 15, 2003.

We maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease, which is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $0.2 million and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.2 million was accrued by eMation as of the date of acquisition and the unpaid balance as of December 31, 2002 is approximately $1.0 million.

During the second quarter of 2002 we initiated cost reduction actions, which reduced our cash operating expenses by approximately one third of our second quarter 2002 rate. These reductions centered on selling and marketing and general and administrative expenses, and in areas not core to our DRM solutions growth. We have also reduced the number of global offices and closely monitored our infrastructure costs. We incurred $1.0 million in charges during the third quarter of 2002 to reduce staffing levels and to terminate certain leases. We incurred $0.6 million in charges during the fourth quarter of 2002 for severance and other activities relating to our office relocation. We expect to incur additional charges ranging from $0.6 - $0.8 million in the first quarter of 2003 to decrease our expense levels in future periods. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

We have no other material commitments for capital expenditures, and we anticipate minimal spending in our capital expenditures as our needs in operations, infrastructure and personnel arise.

In September 2001, our Board of Directors authorized a stock repurchase program to acquire up to $10 million worth of shares of our common stock for a one-year period, which expired in September 2002. From September 2001 to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $0.6 million including commissions, at an average market price per share of approximately $1.58. No shares were repurchased under the program in the year ending December 31, 2002.

We believe that our current cash and cash equivalents balance will be adequate to meet our cash needs through at least 2003. Although our current business plan does not foresee the need for further financing to fund our operations for the next year, due to risks and uncertainties in the market place, we may need to raise additional capital.

CRITICAL ACCOUNTING POLICIES

In December 2001 the SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the following represent our critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see note 1 to the accompanying consolidated financial statements filed herewith at Item 8.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We derive our revenues from primarily two sources (i) product revenues, which includes software license, royalties and hardware revenues, and (ii) services and support revenues, which includes professional services, software license maintenance, training, and consulting revenues. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We generally license our software products on a perpetual basis. Some of our licenses include maintenance and support, which typically are for renewable periods of one year.

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

For all sales we use either a binding purchase order or a signed agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For multiple-element arrangements that are not accounted for using long-term contract accounting (for example, undelivered maintenance and support), we allocate revenue to the delivered elements of the arrangement using the residual value method when there is vendor specific objective evidence, or VSOE, for each of the undelivered elements. We defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of DRM maintenance and postcontract customer support or PCS obligations is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of DRM services, such as training or consulting, is based upon separate sales by us of these services to other customers.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

In cases where we engage a third party warehouse or distributor to sell any of our inventory from our former IA business on consignment, and collectibility is not probable, revenue is not recognized and inventory is not reduced until cash from the sale is received. In certain consignment arrangements with distributors, if the period under which a right to return has expired with no physical return of the inventory, the inventory is considered sold, assuming all other criteria in SAB 101 are met.

We recognize revenues for maintenance services ratably over the contract term. Our training and professional services are billed based on hourly or daily rates, and we generally recognize revenues as these services are performed. However, if our services are bundled with a license component and the arrangement requires us to perform significant work, such as altering the underlying software or building additional, complex interfaces so that the software conforms to the customer's requirements, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the costs incurred to date as a percentage of the estimated total costs to complete the project. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. During our analysis, if the work effort to complete a project exceeds our revenue projections, a loss on the project is immediately recognized.

Provision for doubtful accounts. Management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.3 million, net of allowance for doubtful accounts of $0.1 million as of December 31, 2002.

Valuation of inventories. We previously assessed the value of our inventories on a periodic basis based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. In cases where any of these factors adversely affected our ability to realize the carrying value of our inventories, an inventory reserve was recorded. As of December 31, 2002, our inventories, which relate primarily to our former IA business, are fully reserved.

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

o        significant negative industry or economic trends; and

o        significant decline in our stock price for a sustained period; and
           our market capitalization relative to net book value.

During November 2002 we completed our annual impairment test under SFAS 142 concerning the valuation of our goodwill. Based upon the results of the first step impairment indicators as described in SFAS 142, we tested our identified intangible assets for impairment under SFAS 144. Using our latest forecast data and with the assistance an independent, national valuation firm, we performed a fair market value analysis on our reporting unit. Due to adverse market conditions and a slower than expected rate of adoption of our software technology in our industry, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized goodwill and identified intangible asset impairment charges totaling approximately $22.4 million in 2002. If our estimates or related assumptions change again in the future, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

Contingencies. Management's current estimated range of liability related to our pending legal claims is based on claims for which management can estimate the amount or range of loss. We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.


Income Taxes. The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. We have recorded a valuation allowance for our entire deferred tax asset balance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):


                                                                   Payments Due By Period
                                                        Less than 1                               More than 5
Contractual obligation                      Total           year        1-3 years   3-5 years        years
------------------------------------     ------------    -----------    ---------  ------------   -------------
Long-term debt obligation ...........        $  252        $  252        $ --           $ --           $--
Capital lease obligation ............          --            --            --             --           --
Operating lease obligations .........         5,751         1,628         1,943          1,207         973
Purchase obligations ................         2,127         2,127          --             --           --
Other long-term liabilities reflected
 on the Registrant's balance sheet
 under GAAP .........................          --            --            --             --           --
                                            -------        -------       ------        -------       ------
     Total ..........................        $8,130        $4,007        $1,943         $1,207        $973
                                             ======        ======        ======         ======        ====

A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Employee and Director Stock Options

Section I.  Option Program Description

Refer to note 15a for the summaries of the terms of our stock option plans (the "Plans").

Section II. Distribution and Dilutive Effect of Options

     The table below provides information about stock options granted for 2002 and 2001 to our Chief Executive Officer and our three other executive officers as of December 31, 2002, who will also be identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Executive Options" below for the Named Executive Officers.

     Options granted to Named Executive Officers for 2001 and 2002 are summarized as follows:
                                                             As of December 31,
                                                             2002         2001**
                                                             -----        -----
Net grants during the period as % of outstanding shares (#).. 9.17%       11.18%

Grants to named executive officers* during the period
 as a % of total options granted (%) ........................13.82%       49.72%

Grants to named executive officers* during the period
 as a % of outstanding shares granted (%) ................... 1.27%        5.56%

Cumulative options held by named executive officers*
 as % of totaloptions outstanding (%) ...................... 40.90%       38.09%

* See section IV for named executive officers; these are our CEO and our three other executive officers.

** The grants made during 2001 include 681,000 options granted to our CEO upon joining Axeda.


Section III.  General Option Information

     The following table sets forth the summary of activity under the Plans for our years ended December 31, 2002 and 2001:

                                                                Options Outstanding
                                                       -------------------------------------

                                 Number of Shares       Number of Shares     Weighted Average
                                  Available for               Shares           Exercise Price
                                     Options                                 (per share)
December 31, 2000 ....................      724,718        3,055,318             $5.69

Grants ...............................  (1,600,300)        1,600,300              1.07
Options assumed in acquisition .......       --            1,428,710              1.35
Exercises ............................       --           (1,167,132)             1.35
Cancellations* .......................   1,125,051        (1,135,604)             9.53
Additional shares reserved ...........      521,832              N/A
                                        -----------      -----------

December 31, 2001 ....................      771,301        3,781,592             $2.43

Grants ...............................  (2,533,700)        2,533,700              1.63
Exercises ............................       --            (207,331)              0.26
Cancellations* .......................      925,823      (1,029,142)              3.27
Additional shares reserved ...........    1,100,000              N/A
                                        -----------      -----------

December 31, 2002 ....................      263,424        5,078,819             $1.95
                                          =========        =========

     * The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 103,319 and 10,553 shares that were cancelled during 2002 and 2001, respectively, as no options will be granted in the future pursuant to these assumed plans.

     The following table sets forth a comparison, as of December 31, 2002, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on December 31, 2002 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

                                   Exercisable                 Unexercisable                        Total
                              --------------------------  --------------------------   -----------------------------
                                               Weighted                     Weighted                       Weighted
                                               Average                      Average                         Average
                               Number of       Exercise     Number of       Exercise      Number of        Exercise
                               Shares          Price        Shares          Price           Shares          Price
                               ------          -----        ------          -----           ------           -----
In-the-money ...................   738,640       $ 0.01     1,056,564       $ 0.28      1,795,204           $ 0.17
Out-of-the-money (1) ........... 1,376,756       $ 4.13     1,906,859       $ 2.04      3,283,615           $ 2.92
Total options outstanding ...... 2,115,396       $ 2.69     2,963,423       $ 1.41      5,078,819           $ 1.95

(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $0.80 as of December 31, 2002.

Section IV. Executive Options

     The following table sets forth information regarding stock options granted in the year ended December 31, 2002, to our Named Executive Officers, each underour 1999 Stock Option Plan, as amended. All options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten
(10) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                          Number of         Percentage of                               Potential Realizable Value at
                          Securities        Total Options    Exercise                   Assumed Annual Rates of Stock
                       Underlying Option     Granted to     Price (Per    Expiration        Price Appreciation for
Name*                      Per Grant         Employees**      Share)         Date                 Option Terms
---------------------  -----------------    ------------    ----------    ----------    -------------------------------
                                                                                              5%            10%
                                                                                          ----------      ---------
Robert M. Russell Jr ....... 100,000           3.95%        $   2.60       06/20/11        $184,688        $481,810
                     ....... 100,000           3.95             0.43       10/07/12          30,545          79,684

Dale E. Calder ............   75,000           1.47             0.43       10/07/12          22,908          59,763
Thomas J. Fogarty .........   75,000           1.47             0.43       10/07/12          22,908          59,763
Ned E. Barlas .............   40,000           0.79             0.43       10/07/12          12,218          31,874


     *The definition of "named executive officers" here is the same definition used in our proxy statement: our CEO and our three other executive officers.

     **Based on a year-to-date total of 2,533,000 shares subject to options granted to employees under our option plans.

     The following table shows stock options exercised by the Named Executive Officers in 2002, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of December 31, 2002, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and closing price as of December 31, 2002 of our common stock.

                                                          Number of Securities Underlying        Values of Unexercised
                          Number of Shares                      Unexercised Options              In-the-Money Options**
                            Acquired on       Realized    ---------------------------------    -----------------------------
 Name*                      Exercise            Value       Exercisable        Unexercisable     Exercisable   Unexercisable
---------------------   ---------------     ----------    ---------------    --------------      -----------   -------------
 Robert M. Russell               -              $ -              255,832            625,168        $114,666     $ 310,134
 Dale Calder                     -               -               312,500            262,500         150,000       150,000
 Thomas J. Fogarty               -               -               189,166            140,834         100,000        60,000
 Ned Barlas                      -               -               104,164             67,669          42,000        32,000

*The definition of "listed officers" here is the same definition used in the proxy statement: our CEO and our three other executive officers.

** Option Values based on stock price of $0.80 on December 31, 2002.


Section V. Equity Compensation Plan Information

     The following  table gives  information  about our common stock that may be
issued  upon  the  exercise  of  options  under  all  of  our  existing   equity
compensation plans as of December 31, 2002:

                                   (1)                    (2)                    (3)
                                                                         Number of Securities
                                                   Weighted-Average     Remaining Available for
                           Number of Securities    Exercise Price of   Future Issuance Under
                            to be Issued upon    Outstanding Options,    Equity Compensation
                               Exercise of       Warrants, and Rights      Plans (Excluding
                          Outstanding Options,        (per share)       Securities Reflected in
Plan Category                Warrants, and Rights                             Column (1)
-------------                -------------------- --------------------  ------------------------
Equity Compensation Plan
Approved by Shareholders .......    3,753,428            $   2.17              259,575

Equity Compensation Plan
Not Approved by
Shareholders (A) ...............    1,325,391            $   1.30                 --
                                    ---------            --------             --------

Total ..........................    5,078,819            $   1.95              259,575
                                    =========            ========              =======

     (A) On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001. In connection with such acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd.


Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1q to the consolidated financial statements included at Item 8 herein.

ITEM 7a.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and sell such products in North America, Asia and various countries in Europe. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8.

Financial Statements and Supplementary Data

Consolidated Financial Statements                                                                     Page
Axeda Systems Inc.
  Independent Auditors' Report ..................................................................      47
  Consolidated Balance Sheets, December 31, 2002 and 2001 .......................................      48
   Consolidated Statements of Operations, Years ended December 31, 2002, 2001, and 2000 ...........    49
   Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2002, 2001,
    and 2000 ......................................................................................    50
   Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001, and 2000 ...........    52
   Notes to the Consolidated Financial Statements .................................................    53

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Axeda Systems Inc.:

     We have audited the accompanying consolidated balance sheets of Axeda Systems Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axeda Systems Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 8 to the consolidated financial statements, Axeda Systems Inc. adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


KPMG LLP

Philadelphia, Pennsylvania
February 3, 2003


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                                                                          December 31,
                                                                                -------------------------------
                                                                                       2002           2001
                                                                                ---------------  --------------
 ASSETS
 Current assets:
    Cash and cash equivalents, including restricted
      cash of $650 in 2002 and $2,549 in 2001 .....................................  $  19,065   $  47,349
    Accounts receivable, net of provision for doubtful
     accounts of $84 in 2002 and $179 in 2001 .....................................      3,305       4,623
    Inventories, net ..............................................................       --         2,070
    Prepaid expenses ..............................................................        546         934
    Other current assets ..........................................................        427         719
                                                                                     ---------   ---------
        Total current assets ......................................................     23,343      55,695

    Furniture and equipment, net ..................................................      3,111       2,567
    Goodwill ......................................................................      3,651      20,819
    Identified intangible assets, net of accumulated
     amortization of  $73 in 2002 and $192 in 2001 ................................      2,087       9,553
    Other assets ..................................................................        321         472
                                                                                     ---------   ---------
        Total assets ..............................................................  $  32,513   $  89,106
                                                                                     =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of notes payable ..............................................  $     238   $   2,149
    Accounts payable ..............................................................      2,448       5,047
    Accrued expenses ..............................................................      8,015       8,928
    Income taxes payable ..........................................................        616       1,075
    Deferred revenue ..............................................................      1,078         926
                                                                                     ---------   ---------
        Total current liabilities .................................................     12,395      18,125

 Non-current liabilities:
    Notes payable, less current portion ...........................................         14         187
    Other non-current liabilities .................................................      1,032       1,428
                                                                                     ---------   ---------
      Total liabilities ...........................................................     13,441      19,740
                                                                                     ---------   ---------

 Commitments and contingencies (note 16)

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2002 and
     2001, none issued or outstanding .............................................       --          --
    Common stock, $.001 par value 50,000,000 shares authorized; 27,822,217
     shares issued in 2002 and 27,274,962 shares issued in 2001 ...................         28          27
    Additional paid-in capital ....................................................    143,847     143,454
    Deferred stock compensation ...................................................       (578)     (1,842)
    Accumulated deficit ...........................................................   (122,880)    (70,953)
    Accumulated other comprehensive income ........................................         35          21
    Treasury stock at cost, 603,800 shares in 2002 and 583,800 shares in 2001 .....     (1,380)     (1,341)
                                                                                     ---------   ---------

        Total stockholders' equity ................................................     19,072      69,366
                                                                                     ---------   ---------
        Total liabilities and stockholders' equity................................$     32,513   $  89,106
                                                                                     =========   =========

          See accompanying notes to consolidated financial statements.


                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                                                                   December 31,
                                                                   -------------------------------------------
                                                                          2002           2001           2000
                                                                   --------------- -------------  ------------
Revenues:
    License ......................................................  $     12,772   $      6,036   $     12,328
    Services and maintenance .....................................         3,124            442          1,898
    Hardware .....................................................         2,233          1,111          6,628
                                                                    ------------   ------------   ------------
  Total revenues .................................................        18,129          7,589         20,854
                                                                    ------------   ------------   ------------
Cost of revenues:
    License ......................................................         2,849          1,629          3,374
    Services and maintenance .....................................         4,210            223            733
       Hardware ..................................................         1,288          1,122          6,189
       Software amortization .....................................         1,943            171           --
    Inventory charges ............................................          --           18,502          1,708
                                                                    ------------   ------------   ------------

  Total cost of revenues .........................................        10,290         21,647         12,004
                                                                    ------------   ------------   ------------
Gross profit .....................................................         7,839        (14,058)         8,850
                                                                    ------------   ------------   ------------
Research and development
    Non-cash compensation ........................................           163          2,100            801
    Other research and development expense .......................         7,162          5,691         10,187
Sales and marketing
    Non-cash compensation and other expense ......................            71            147          3,480
    Other selling and marketing expense ..........................        16,642          7,670         10,863
General and administrative
    Non-cash compensation ........................................         1,304            780            467
    Other general and administrative expense .....................        11,000          9,860         10,256
      Provision for doubtful accounts (net of recoveries) ........           (45)           929          4,965
Depreciation and amortization ....................................         1,552          2,844          5,897
Special charges ..................................................           820           --             --
Impairment charges ...............................................        22,413          3,916          2,831
Acquired in-process research and development .....................          --            3,112          1,373
                                                                    ------------   ------------   ------------

Total operating costs ............................................        61,082         37,049         51,120
                                                                    ------------   ------------   ------------

Operating loss ...................................................       (53,243)       (51,107)       (42,270)

Gains (losses) on disposals of assets ............................          (138)        52,037           --
Interest income (expense), net ...................................           441          1,753          1,792
Other income (expense), net ......................................           554           (133)            51
                                                                    ------------   ------------   ------------
Income (loss) before provision for income taxes (benefit) ........       (52,386)         2,550        (40,427)

     Provision for income taxes (benefit) ........................          (459)         1,123             40
                                                                    ------------   ------------   ------------

Net income (loss) ................................................  $    (51,927)  $      1,427   $    (40,467)
                                                                    ============   ============   ============

Basic net income (loss) per weighted average common share
 outstanding .....................................................  $      (1.92)  $        .08   $      (2.44)
                                                                    ============   ============   ============

Diluted net income (loss) per weighted average common share
 outstanding .....................................................  $      (1.92)  $        .07   $      (2.44)
                                                                    ============   ============   ============

Weighted average number of common shares outstanding used in
 calculation of basic net income (loss) per common share ..........    27,063,751     18,559,185     16,606,795
                                                                    ============   ============   ============

Weighted average number of common shares outstanding used in
 calculation of diluted net income (loss) per common share .......    27,063,751     20,194,713     16,606,795
                                                                    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                                                                       Additional     Deferred
                                                             Common stock                paid-in      stock          Accumulated
                                                          Shares       Amount           capital     compensation      deficit
                                                          ------       ------         ------------    -------        -------------
Balances as of December 31, 1999 .................        16,052,866        $16        $ 109,460         $(1,678)        $ (31,913)
                                                          ----------        ---        ---------         -------         ---------
Repayment of stock subscription
 receivable ......................................              --           --             --              --                --
Issuance of common stock upon exercise of
 exercise of options .............................           888,272          1            1,040            --                --
Issuance of common stock upon exercise of
 warrants ........................................           405,298         --               20            --                --
Deferred compensation related to stock
 options .........................................            33,647         --              890            (758)             --
Amortization of deferred stock
 compensation ....................................              --           --             --             1,271              --
Issuance of equity securities to acquire
 Cinax ...........................................           138,455         --            3,725          (2,076)             --
Issuance of warrants under distribution rights
 agreement and other services ....................              --           --            5,724            --                --
Foreign currency translation
 adjustment ......................................              --           --             --              --                --
Unrealized loss on available-for-sale
 investment ......................................              --           --             --              --                --
Issuance of common stock for employee stock
 purchase plan ...................................            75,891         --              471            --                --
Net loss .........................................              --           --             --              --             (40,467)
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2000 .................        17,594,429        $17        $ 121,330         $(3,241)        $ (72,380)
                                                          ----------        ---        ---------         -------         ---------
Issuance of common stock upon exercise of
 options .........................................         1,167,132          1            1,570            --                --
Issuance of common stock upon exercise of
 warrants ........................................              --           --                4            --                --
Issuance of common stock for employee stock
 purchase plan ...................................            38,735         --               86            --                --
Issuance of equity securities related to Cinax ...           474,666          1               14             344              --
Issuance of common stock to acquire eMation,
 Ltd .............................................         8,000,000          8           19,752            (847)             --
Compensation related to stock options and warrants              --           --              698             549              --
Amortization of deferred stock
 compensation ....................................              --           --             --             1,353              --
Repurchases of common stock ......................              --           --             --              --                --
Foreign currency translation
 adjustment ......................................              --           --             --              --                --
Reclassification adjustment for available-for-sale
 investment sold .................................              --           --             --              --                --
Net income .......................................              --           --             --              --               1,427
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2001 .................        27,274,962        $27        $ 143,454         $(1,842)        $ (70,953)
                                                          ----------        ---        ---------         -------         ---------
Issuance of common stock upon exercise of
 options .........................................           207,331         --               53            --                --
Issuance of common stock for employee stock
 purchase plan ...................................            68,085         --               65            --                --
Issuance of equity securities related to Cinax
.. ................................................           271,839          1               (1)           --                --
Compensation related to stock options and warrants              --           --              276              45              --
Amortization of deferred stock
 compensation ....................................              --           --             --             1,219              --
Common stock received as repayment of officer loan
 receivable ......................................              --           --             --              --                --
Foreign currency translation
 adjustment ......................................              --           --             --              --                --
Net loss .........................................              --           --             --              --             (51,927)
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2002 .................        27,822,217        $28        $ 143,847         $  (578)        $(122,880)
                                                          ==========        ===        =========         =======         =========
          See accompanying notes to consolidated financial statements.

                               AXEDA SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                                     Accumulated                                     Total
                                                      other                                      stockholders'       Comprehensive
                                                    comprehensive      Treasury        Note         equity              income
                                                     income (loss)      stock        receivable  (deficiency)          (loss)
                                                    --------------   ------------    ----------   -------------      ---------------
Balances as of December 31, 1999 .................     $ (80)           $  (720)     $  (500)       $ 74,585         $ (8,126)
                                                      ---------            -----       ---------      -------         ---------
Repayment of stock subscription
 receivable ......................................         --              --               500             500             --
Issuance of common stock upon exercise of
 exercise of options .............................         --              --              --             1,041             --
Issuance of common stock upon exercise of
 warrants ........................................         --              --              --                20             --
Deferred compensation related to stock
 options .........................................         --              --              --               132             --
Amortization of deferred stock
 compensation ....................................         --              --              --             1,271             --
Issuance of equity securities to acquire
 Cinax ...........................................         --              --              --             1,649             --
Issuance of warrants under distribution rights
 agreement and other services ....................         --              --              --             5,724             --
Foreign currency translation
 adjustment ......................................          (11)           --              --               (11)             (11)
Unrealized loss on available-for-sale
 investment ......................................          (87)           --              --               (87)             (87)
Issuance of common stock for employee stock
 purchase plan ...................................         --              --              --               471             --
Net loss .........................................         --              --              --           (40,467)         (40,467)
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2000 .................        $(178)        $  (720)        $--            $ 44,828         $(40,565)
                                                          ----------        ---        ---------         -------         ---------

Issuance of common stock upon exercise of
 options .........................................         --              --              --             1,571             --
Issuance of common stock upon exercise of
 warrants ........................................         --              --              --                 4             --
Issuance of common stock for employee stock
 purchase plan ...................................         --              --              --                86             --
Issuance of equity securities related to Cinax ...         --              --              --               359             --

Issuance of common stock to acquire eMation,
 Ltd .............................................         --              --              --            18,913             --
Compensation related to stock options and warrants         --              --              --             1,247             --
Amortization of deferred stock
 compensation ....................................         --              --              --             1,353             --
Repurchases of common stock ......................         --              (621)           --              (621)            --
Foreign currency translation
 adjustment ......................................          112            --              --               112              112
Reclassification adjustment for available-for-sale
 investment sold .................................           87            --              --                87               87
Net income .......................................         --              --              --             1,427            1,427
                                                          ---------      -------         -------        --------         --------
Balances as of December 31, 2001 .................        $  21         $(1,341)          $--          $ 69,366         $  1,626
                                                          ----------    --------       ---------         -------         ---------
Issuance of common stock upon exercise of
 options .........................................         --              --              --                53             --
Issuance of common stock for employee stock
 purchase plan ...................................         --              --              --                65             --
Issuance of equity securities related to Cinax
.. ................................................         --              --              --              --               --
Compensation related to stock options and warrants         --              --              --               321             --
Amortization of deferred stock
 compensation ....................................         --              --              --             1,219             --
Common stock received as repayment of officer loan
 receivable ......................................         --               (39)           --               (39)            --
Foreign currency translation
 adjustment ......................................           14            --              --                14               14
Net loss .........................................         --              --              --           (51,927)         (51,927)
                                                          -----         -------         -------        --------         --------
Balances as of December 31, 2002 .................        $  35         $(1,380)        $  --          $ 19,072         $(51,913)
                                                          =====         =======         =======        ========         ========

          See accompanying notes to consolidated financial statements.


                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                December 31,
                                                                    ---------------------------------
                                                                       2002         2001     2000
                                                                       ----         ----      ----

Cash flows from operating activities:
  Net income (loss) ................................................  $(51,927)  $  1,427   $(40,467)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ..................................     3,495      3,015      5,897
    Impairment charges .............................................    22,413      3,916      2,831
    (Gains) losses on disposals of assets ..........................       472    (52,037)      --
    Non-cash compensation and other expenses .......................     1,523      2,599      4,496
    Provision for doubtful accounts (recoveries) ...................       (97)       929      4,965
    Provision for inventory ........................................      --       18,783       --
     Acquired in-process research and development ..................      --        3,112      1,373
  Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
    Accounts receivable ............................................     1,415      2,252      4,822
    Inventories ....................................................     2,070       (895)   (19,560)
    Loan receivable--officer .......................................      --          494       (209)
    Prepaid expenses and other current assets ......................       680     (1,590)      (220)
    Other assets and intangible assets .............................        35        572        152
    Accounts payable ...............................................    (2,439)   (15,623)     4,980
    Accrued expenses and other current and non-current liabilities .    (1,266)     2,257     (1,205)
    Income taxes payable ...........................................      (459)     1,075       --
    Deferred revenue ...............................................       152       (765)    (3,186)
                                                                      --------   --------   --------
Net cash used in operating activities ..............................   (23,933)   (30,479)   (35,331)
                                                                      --------   --------   --------
Cash flows from investing activities:
  Capital expenditures .............................................    (2,334)      (505)    (3,204)
  Net proceeds from sales of assets ................................      --       68,112        141
  Acquisition, net of cash acquired ................................      --          497     (2,763)
  Proceeds from short-term investment ..............................      --         --        1,018
                                                                      --------   --------   --------
Net cash provided by (used in) investing activities ................    (2,334)    68,104     (4,808)
                                                                      --------   --------   --------
Cash flows from financing activities:
  Net proceeds from exercise of stock options and warrants .........        53      1,538        970
  Repayments of long-term debt .....................................    (2,084)      --         --
  Repurchases of common stock ......................................      --         (621)      --
  Repayments under other liabilities ...............................      --         (132)      (441)
  Repayment of shareholder bridge loan .............................      --         (750)      --
  Repayments under capital lease obligations .......................      --          (38)       (40)
  Note receivable ..................................................      --         --          500
                                                                      --------   --------   --------
Net cash provided by (used in) financing activities ................    (2,031)        (3)       989
Effect of exchange rate changes on cash and cash equivalents .......        14        112        (11)
                                                                      --------   --------   --------

Net increase (decrease) in cash and cash equivalents ...............   (28,284)    37,734    (39,161)
Cash and cash equivalents:
  Beginning of period ..............................................    47,349      9,615     48,776
                                                                      --------   --------   --------
  End of period, including restricted cash of $650 in 2002,
     $2,549 in 2001 and $1,806 in 2000 .............................  $ 19,065   $ 47,349   $  9,615
                                                                      ========   ========   ========

          See accompanying notes to consolidated financial statements.

                               Axeda Systems Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1)       Summary of Significant Accounting Policies

a)       Description of Business

     Axeda Systems Inc. ("we", "our", "us" or "Axeda"), which changed its name from RAVISENT Technologies Inc. in January 2002, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management ("DRM"), to access and exploit information hidden within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers ("OEMs") and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices for DRM in the United States, Japan, France and Holland.

     Prior to June 2002, we also designed, developed, licensed and marketed core-based modular software solutions that enabled digital video and audio stream management in personal computer ("PC") systems. Our PC solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk ("DVD"); direct broadcast satellite ("DBS") and high-definition television ("HDTV") on existing personal computers. Our digital video products customers consisted principally of PC and computer graphics card OEMs. In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we have exited the digital media market (note 6).

     During 2002 our revenues were increasingly generated from selling DRM products. In 2001 and 2000, our revenues were substantially generated from selling digital video solutions and Internet Appliance ("IA") devices to PC, Consumer Electronics ("CE"), and IA OEM's.

     In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. See note 4a, "Acquisitions," for the description and accounting for the acquisition of eMation.

     We have sustained significant net losses and negative cash flows from operations since our inception. For the years ended December 31, 2002, 2001 and 2000, our net losses, excluding gains and losses on disposals of assets, were $51.8 million, $50.6 million, and $40.5 million, respectively. There can be no assurances that we will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through at least December 31, 2003.

b)       Principles of Consolidation

          The consolidated financial statements include our financial statements and the financial statements of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c)       Cash and Cash Equivalents

          For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

d)       Inventories, net

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Inventories, which are fully reserved as of December 31, 2002, are net of reserves of approximately $3.2 million and $21.3 million at December 31, 2002 and 2001, respectively.

                               Axeda Systems Inc.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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


      Purchased software ................. 3-5 years
      Computer equipment ................. 3-5 years
      Research and development equipment..   5 years
      Furniture and equipment ............   7 years

f)       Goodwill and Intangible Assets (Note 1g)

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations.
     SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce must be recognized and reported in goodwill. SFAS 142, which was effective January 1, 2002, requires that intangible assets with indefinite useful lives should not be amortized until their lives are determined to be finite and all other intangible assets with finite lives must be amortized over their useful lives to their estimated residual values. SFAS 142 also requires that goodwill not be amortized, but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually or between annual tests upon the occurrence of certain events or upon certain changes in circumstances. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See "Impairment of Long-lived Assets," below.

          We adopted SFAS 141 in 2001. Effective July 1, 2001, we adopted certain provisions of SFAS 142, as required in the transition guidance contained therein, and adopted the remaining provisions on January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required us to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. We reviewed the balances of goodwill and identifiable intangible assets and determined that we did not have any amounts that were required to be reclassified from goodwill to identifiable intangible assets, or vice versa. We also reviewed the useful lives of our identifiable intangible assets and determined that the original estimated useful lives remain appropriate. We completed the transitional goodwill impairment test and determined that we did not have a transitional impairment of goodwill.

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

          We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, we determine if the carrying amount of the Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. If the carrying amount exceeds the implied fair value, we will record an impairment charge for the excess, if any, but not in an amount in excess of the carrying amount, in the period in which the determination of impairment is made. Refer to notes 1g, 4, 7 and 8 for further discussion of acquisitions, intangible assets and goodwill.

          Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS 142, approximately $3.7 million of goodwill acquired subsequent to June 30, 2001, in connection with the acquisition of eMation, Ltd. (notes 1g and 4a), is not being amortized. Also under SFAS 142, through December 31, 2001, all other goodwill was amortized on a straight-line basis over the expected period to be benefited, estimated at four years. Other identified intangible assets, consisting of developed and core technology and customer base, are being amortized on a straight-line basis over periods from two to five years. Accumulated amortization at December 31, 2002 and 2001 was approximately $73,000 and $192,000, respectively. Amortization expense was approximately $2,177,000, $2,418,000, and $5,234,000 in 2002, 2001 and 2000,
     respectively. See notes 1g, 4, 6 and 7 for further discussion of acquisitions, acquired intangible assets and goodwill.

g)       Impairment of Goodwill and Long-Lived Assets

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

          During the fourth quarter of 2002, with the assistance of an independent, national valuation firm, we completed our annual goodwill impairment test under SFAS 142, and also tested our identified intangible assets for impairment under SFAS 144. Due to the severity and the length of the current industry downturn, including the decrease in the fair market value of our common stock during 2002, and uncertainty of the timing of improvement in industry conditions, we revised our earnings forecasts for the DRM reporting unit. As a result, we recognized impairment charges of approximately $17.1 million to reduce goodwill and approximately $5.3 million to reduce the identified intangible assets in the DRM reporting unit. The impairment charges pertain to the core and developed technologies, customer list and patent applications acquired from, and goodwill related to the acquisition of eMation, Ltd. in December 2001. The weighted fair value of the DRM reporting unit was estimated using the Market Approach (70%) and the Income Approach (30%). The market approach, weighted the fair values determined by valuing the market value of our common stock (the Quoted Price Methodology - 35%), transactions of minority interests in publicly-traded companies engaged in a similar business to ours (the Exchange Method - 30%) and the median value-to-revenue multiple of recent transactions in the software industry, adjusted for term debt (the Acquisition Method - 5%). The income approach weighted the fair value determined by the expected present value of future cash flows (the Discounted Cash Flow Methodology - 30%). The fair value of the identified intangible assets was determined using the expected present value of future cash flows. The aggregate charges of approximately $22.4 million recorded in 2002 are included in impairment charges in the accompanying consolidated statement of operations.

          In 2001, we recognized an impairment charge of approximately $2.2 million to reduce the amount of goodwill and intangible assets associated with a prior acquisition to their estimated fair value of zero. The impairment charge was attributable to certain technology acquired from, and goodwill related to the acquisition of Cinax Designs Inc. in 2000. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we did not anticipate material future sales of the products. Also in 2001, we recognized an impairment charge of approximately $1.7 million to reduce the amount of acquired technology rights associated with a prior equity financing to its estimated fair value of zero. This impairment charge was attributable to certain technology acquired from Intel in connection with the sale of our Series C preferred stock in 1999. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we did not anticipate any material future sales of products incorporating this technology. The aggregate amount of impaired long-lived assets of approximately $3.9 million recorded in 2001 is included in impairment charges in the accompanying consolidated statement of operations.

          For the year ended December 31, 2000, we recognized an impairment charge of approximately $2.8 million to reduce the amount of an intangible prepaid distribution rights fee (the "Fee") with a recorded fair value based on a warrant to purchase 1.5 million shares of our common stock issued to a distributor in connection with a one-year distribution rights agreement (the "Agreement") to its estimated fair value of zero. The impairment charge was attributable to the parties' differing interpretations of the terms of the Agreement, resulting in the immediate termination of the Agreement and no sales under it. As a result, we determined that, as of December 31, 2000, the carrying amount of the Fee was not recoverable and the excess of the carrying amount of the Fee over the fair value of the Fee of approximately $2.8 million was recorded as an impairment charge in the accompanying consolidated statement of operations.

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

h)       Revenue Recognition

     In 2001, our primary revenue categories consisted of: software licenses for PC and CE products, including DVD; IA products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards (note 5 and note 6). Since December 2001, we license our DRM system products to customers in the industrial, building automation, technology, medical instrumentation and office and semiconductor equipment industries (note 4a).

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

         Our Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance, Axeda Connector and Axeda FactorySoft OPC products may be sold on a per-unit basis. In cases where we sell such DRM products on a per-unit basis, revenues are recognized when the product ships to an OEM, distributor or end user.

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

i)       Computer Software Costs

            Computer software costs consist of purchased software capitalized under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Amortization of capitalized software costs is computed on a straight-line basis over the estimated economic life of the product (notes 4a and 7) or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater, and included in cost of revenues in the accompanying consolidated statement of operations. To date, no internally developed software costs have been capitalized. All other research and development expenditures are charged to research and development expense in the period incurred.

            Software developed for internal use is recognized in accordance with SOP 98-1, "Accounting For The Cost Of Computer Software Developed Or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on our operating results or financial position.

j)       Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense was approximately $1,125,000, $1,908,000 and $2,527,000 and for the years ended December 31, 2002, 2001 and 2000, respectively.

k)       Income Taxes

          Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

l)       Financial Instruments

          Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value.

m)       Stock-based Compensation

          SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosures of results of operations as if the fair value method had been applied.

             At December 31, 2002 we have two stock-based employee compensation plans, which are described more fully in note 15. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):


                                                                               Year Ended December 31,
                                                                         2002             2001            2000
                                                                         ----             ----            ----


     Net income (loss), as reported                                   $ (51,927)        $ 1,427      $ (40,467)
     Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects................                         (4,860)        (4,369)         (4,180)
                                                                         -------        -------         -------
     Pro forma..................................                      $ (56,787)      $ (2,942)      $ (44,647)
                                                                      =========       ========       =========
Net income (loss) per common share - basic:
     As reported................................                         $(1.92)        $  0.08        $ (2.44)
                                                                         ======         =======        =======
     Pro forma..................................                          $(2.10)       $ (0.16)        $ (2.69)
                                                                         ======         =======        =======
Net income (loss) per common share - diluted:
     As reported................................                         $(1.92)      $  0.07       $ (2.44)
                                                                         ======         =======        =======
     Pro forma..................................                         $(2.10)       $ (0.15)        $ (2.69)
                                                                         ======         =======        =======


     We used the following range of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                   2002           2001         2000
------------------------------ -------------- ------------- ------------
Dividend yield................     0%            0%           0%
------------------------------ -------------- ------------- ------------
Expected volatility...........    145%          192%         167%
------------------------------ -------------- ------------- ------------
Average expected option life..    4 years       4 years      4 years
------------------------------ -------------- ------------- ------------
Risk-free interest rate.......    1.41%         2.28%        5.71%
------------------------------ -------------- ------------- ------------

n)       Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, foreign income taxes and percentage of completion for certain sales agreements accounted for under contract accounting. Actual results could differ from those estimates.

o)       Foreign Currency Translation

          Except for our subsidiary in Israel, we consider the functional currency of our foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. The functional currency of our Israeli subsidiary is the U.S. Dollar. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and prior to 2002 have not been significant to our operating results in any period presented. For the year ended December 31, 2002, we recorded net foreign currency gains of approximately $67,000, primarily from our operations in Israel.

p)       Computation of Net Income (Loss) Per Share

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (loss) (in thousands, except per share data):

     i) Year Ended December 31, 2002

          Options to purchase approximately 5.1 million shares of common stock with a weighted-average exercise price of $1.95 were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.1 million options that are vested, with a weighted average exercise price of $2.69, of which 0.7 million are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

          Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the year ended December 31, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.22. The warrants are fully vested and have various expiration dates during the next 5 years.

     ii) Year Ended December 31, 2001

                                                                    Income           Shares         Per-Share
                                                                 (Numerator)      (Denominator)       Amount
                                                                    -------             ------        ------
      Basic EPS
          Net income available to common stockholder ............  $ 1,427             18,559        $ 0.08
                                                                    -------             ------        ------
      Effect of Dilutive Securities
           Warrants  ............... ............................          -                218
           Outstanding options............. .....................          -                659
           Contingently issuable shares .........................          -                759
                                                                          ---               ---
      Diluted EPS
           Net income available to common stockholders
            and assumed conversions .............................     $ 1,427             20,195        $ 0.07
                                                                      =======             ======        ======


          Options to purchase approximately 2.0 million shares of common stock with a weighted-average exercise price of $4.15 were outstanding during the year ended December 31, 2001 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have had an anti-dilutive effect on EPS. The outstanding options included
     1.2 million options that were vested, with a weighted average exercise price of $3.45, of which 0.4 million were vested and in the money, with a weighted average exercise price of $0.01. The options had various expiration dates during the next 10 years.

          Warrants to purchase approximately 0.2 million shares of common stock, net of the warrant issued to American Trading S.A. that was canceled on March 28, 2001, with a weighted-average exercise price of $6.57 were vested and outstanding during the year ended December 31, 2001, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that were vested and in the money, with a weighted average exercise price of $0.22. The warrants were fully vested and had various expiration dates during the next 5 years.

     iii) Year Ended December 31, 2000

          Options to purchase approximately 3.1 million shares of common stock with a weighted-average exercise price of $5.69 were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have had an anti-dilutive effect on EPS. The outstanding options included
     1.3 million options that were vested, with a weighted average exercise price of $3.65, of which 1.1 million are vested and in the money, with a weighted average exercise price of $1.76. The options had various expiration dates during the next 10 years.

     Warrants to purchase approximately 1.8 million shares of common stock with a weighted-average exercise price of $5.96 were vested and outstanding during the year ended December 31, 2001, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that were vested and in the money, with a weighted average exercise price of $0.22. The warrants were fully vested and had various expiration dates during the next 5 years.


q)       Recent Accounting Pronouncements

     Beginning in February 2003, the Financial Accounting Standards Board ("FASB") staff plans to issue future application guidance (like that found in Staff Implementation Guides and Staff Announcements) through FASB Staff Positions ("FSPs"). The FASB staff will circulate a draft of a proposed FSP to Board members for their review. If a majority of Board members do not object to the proposed FSP, it will be posted on the FASB website for comment for a period of 30 days, which will be announced in Action Alert. That exposure allows the FASB staff and Board to adequately consider constituent comments and concerns about the proposed FSP. At the end of the exposure period, the FASB staff will draft the final FSP. Provided that a majority of the Board does not object, the final FSP will be posted to the FASB website and remain there until it can be incorporated into the FASB literature. The Board believes that this new process and form of guidance will ensure more timely and consistent communication about the application of FASB literature.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. We do not expect the adoption of SFAS 148 to have a significant impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 did not have any material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position and results of operations.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103, subsequently recharacterized as EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. During 2002, we accounted for reimbursements received for out-of-pocket expenses incurred on a net basis in the balance sheet as a reduction to accounts receivable. We adopted EITF 01-14 effective January 1, 2002 and reclassified approximately $0.1 million into services and maintenance revenues and services and maintenance cost of revenues for the year ended December 31, 2002.

     At the October 2001 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board (the "FASB"), the EITF reached a consensus on Issue 1 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," ("EITF 02-17"). Issue 1 addresses when an entity recognizes an intangible asset pursuant  to  paragraph  39  of  SFAS  141,  whether  the  contractual-legal  or separability criteria restrict the use of certain assumptions, such as expectations of future contract renewals and other benefits related to the intangible asset that would be used in estimating the fair value of that intangible asset. The EITF concluded that the contractual-legal and separability criteria do not restrict the use of certain assumptions that would be used in estimating the fair value of an intangible asset. Assumptions such as expectations of future contract renewals and other benefits related to the intangible asset must be considered in the estimates of fair value regardless of whether they meet the contractual-legal or separability criteria (note 1g).

     Also at the October 2001 meeting, the EITF reached a consensus on Issue 2 of EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," that the guidance in SFAS 141, paragraph A20, which states that a customer relationship meets the contractual-legal criterion if an entity establishes relationships with its customers through contracts, applies only if a contract is in existence at the date of the acquisition. The EITF concluded that this provision applies if an entity has a practice of establishing contracts with its customers. Thus, an entity would recognize a customer relationship at the date of the business combination even if there were no contracts in existence at that date since the entity has a practice of establishing contracts with its customers. The EITF also observed that this consensus addresses only the recognition of customer relationships and does not address the valuation of such customer relationships. These consensuses should be applied on a prospective basis for all business combinations consummated after October 25, 2002 and all Step 1 and Step 2 impairment tests performed after October 25, 2002. Accordingly, EITF 02-17 was considered in the impairment tests that we performed in November 2002 (note 1g).

     In September 2002 the EITF reached a consensus in EITF Issue No. 02-13, "Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets" ("EITF 02-13"). The EITF consensus requires that deferred income taxes, if any, be included in the carrying amount of a reporting unit for the purposes of the first step of the SFAS 142 goodwill impairment test. It also provides guidance for determining whether to estimate the fair value of a reporting unit by assuming that the unit could be bought or sold in a non-taxable transaction versus a taxable transaction and the income tax bases to use based on this determination. EITF 02-13 was effective for goodwill impairment tests performed after September 12, 2002. Accordingly, EITF 02-17 was considered in the impairment tests that we performed in November 2002, and did not have a material effect on our consolidated financial statements for the year ended December 31, 2002 (note
1g).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt this standard on January 1, 2003, and we do not expect the adoption to have a significant impact on our financial position or results of operations.

r)       Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.


2)       Furniture and Equipment

          Furniture and equipment consist of the following at December 31, 2002 and 2001 (in thousands):

                                                      2002             2001
                                                      ----             ----
           Furniture and fixtures..................  $  793          $  805
           Leasehold improvements..................   1,145             201
           Computer equipment......................   1,670           1,525
           Research and development equipment......     232             519
           Purchased software                           851             445
                                                        ---             ---
                                                      4,691           3,495
           Less: accumulated depreciation and
            amortization                              1,579             928
                                                       -----             ---
           Furniture and equipment, net ........... $ 3,111         $ 2,567
                                                      =======         =======

         Assets recorded under capital leases and related accumulated amortization are approximately $86,000 as of December 31, 2002 and 2001. Depreciation expense was approximately $1,319,000 and $597,000 for the years ended December 31, 2002 and 2001, respectively. Included in depreciation expense is amortization of assets recorded under capital leases of approximately $30,000 for the year ended December 31, 2001.

3)       Restricted Cash

     Restricted cash consists of a portion of the sales price, held by a third party in escrow for indemnification purposes, related to the sale of the assets of our Internet Appliance ("IA") business totaling approximately $0.55 million (note 5b). The remaining escrow balance has been withheld pending the settlement of a claim submitted by Phoenix and is included in restricted cash in the consolidated balance sheet as of December 31, 2002 and 2001. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $0.55 million. We filed an answer to the counterclaim, denying the claim. The parties are currently in settlement discussions.

4)       Acquisitions

a)       eMation, Ltd.

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

We acquired eMation in consideration for: 8 million shares of Axeda common stock, valued at approximately $17.4 million; the assumption of 1,428,710 shares of Axeda common stock reserved for issuance upon exercise of assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of Axeda common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of Axeda common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. The aggregate value of these issued and assumed options and warrants was approximately $2.6 million. The total combined value of the securities assumed and issued was approximately $20 million and we incurred transaction costs of approximately $3.4 million related to the eMation acquisition, for an aggregate purchase price of $23.4 million. We also assumed approximately $5 million of eMation net debt.

The value of the common stock issued was determined based on the average market price of our common stock a few days before and after the terms of the acquisition were agreed to and announced. The value of the assumed and issued options was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.15%, volatility factor of 125%, no dividend factor and a remaining life of 2 years.

The acquisition was recorded under the purchase method of accounting. Prior to the acquisition, we loaned a total of $4.3 million to eMation for working capital purposes. We expensed $3.1 million of the purchase price as IPR&D in connection with the eMation acquisition.

We also issued or assumed warrants at closing exercisable for up to 108,240 shares of Axeda common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. Prior to the acquisition, we loaned eMation $4.3 million with an interest rate of 3-month LIBOR plus 2.5%. On the date of the closing of the transaction, we paid certain employees of eMation for joining us sign-on bonuses totaling $0.3 million.

An aggregate of 1.6 million shares of our common stock issued in the eMation acquisition was deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may arise as a result of the eMation acquisition. This escrow arrangement expires February 21, 2003. Any shares returned to us will reduce the balance of goodwill recorded in the acquisition.

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

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):


     Current assets.....................................  $  3,856
     Property and equipment.............................     1,168
     Identified intangible assets.......................     9,745
     In-process research and development ("IPR&D")......     3,112
     Goodwill                                               20,819
                                                            ------
          Total assets acquired.........................    38,700
                                                            ------
     Current liabilities................................    12,358
     Long-term debt.....................................     2,336
     Other non-current liabilities......................     1,428
                                                             -----
          Total liabilities assumed.....................     16,122
                                                             ------
     Unvested stock options allocated to deferred stock
      compensation... ....................................    (847)
                                                              -----
          Net assets acquired...........................   $ 23,425
                                                            ========

The acquired identifiable intangible assets that are subject to amortization consist of the following (amounts in thousands):

                                December 31, 2002                    December 31, 2001
                         ------------------------------      ---------------------------------
                              Amount         Weighted           Amount      Weighted Average
                                             Average
                                            Estimated
                                           Useful Life                         Estimated Useful
                                             (Years)             Amount         Life (Years)
                           ------------- ---------------      ------------     ----------------
Developed Technology             $  210             1            $1,378           2
Core Technology ......            1,840             4             7,055           5
Patent Applications .              --            --                 990           5
Customer Base .......               110             4               322           5
                                 -----          -----            ------          ----
Total ...............            $2,160             4            $9,745           5
                                 =====         ======            ======           =


       The amount allocated to IPR&D was determined by independent appraisal. The projects in progress, the next generation DRM product and industrial automation products, required resolution of high-risk testing and development issues in order to be completed. At acquisition, those projects had not reached technological feasibility and had no alternative future uses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," and FASB Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPR&D technology meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D technology was valued using the income approach, a cash flow model under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors. Accordingly, the amount allocated to IPR&D of $3.1 million was recorded as a charge in the accompanying consolidated statement of operations in the period of acquisition.

       The amount allocated to deferred stock compensation was determined in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25," ("FIN 44"). Under FIN 44, to the extent that service is required subsequent to the consummation date of the acquisition in order to vest in the assumed options, a portion of the intrinsic value (if any) of the unvested awards shall be allocated to unearned compensation and recognized as compensation cost over the remaining future vesting (service) period. The amount allocated to unearned compensation cost shall be based on the portion of the intrinsic value at the consummation date related to the future vesting (service) period. Accordingly, the intrinsic value, which corresponded to 530,000 of the total 1,550,000 stock options and warrants assumed and issued, of approximately $0.8 million was deducted from the fair value of the awards for purposes of the allocation of the purchase price and allocated to deferred stock compensation. We are amortizing this amount over the respective vesting periods of 6 to 24 months and recorded approximately $0.5 million and $0.04 million of non-cash compensation expense in 2002 and 2001, respectively, related to these awards.

       The following unaudited pro forma information is presented as if the acquisition of eMation occurred as of the beginning of each of the respective years. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

                                                           2001         2000
                                                           ----         ----
                                                         (in thousands, except
                                                             per share data)

    Revenues                                             $ 18,148     $ 30,866
                                                         ========     ========

    Net loss                                             $ (17,718)  $ (61,160)
                                                          =========   =========
    Basic and  diluted net loss per  weighted  average
     common share outstanding                             $ (0.68)   $ (2.49)
                                                          ========     =======

b)       Cinax Designs Inc.

     In August 2000, we acquired all of the outstanding capital stock of Cinax Designs Inc. ("Cinax"), a company located in British Columbia, Canada involved in the development of digital video software products based on MPEG audiovisual compression for approximately $3.5 million in cash and an aggregate of 825,000 shares of our common stock and shares of no par, non-voting exchangeable preferred stock ("preferred stock") of our subsidiary, Ravisent British Columbia Inc. ("Ravisent BC"). The shares of preferred stock are exchangeable, at the option of the holder at any time, on a one-for-one basis, into shares of our common stock, have an automatic redemption date of August 1, 2005, and contain certain dividend restrictions, as defined. The acquisition was recorded under the purchase method of accounting. The results of operations of Cinax have been included in our consolidated financial statements from August 11, 2000.

     In connection with the acquisition, we expensed $1.4 million of the purchase price as IPR&D and incurred transaction costs of $0.3 million. Goodwill and other intangible assets of $3.2 million was recorded and was being amortized on a straight-line basis over a period of four years. In December 2001 we evaluated the goodwill and other intangible assets recorded in connection with the acquisition and recognized an impairment charge of $2.2 million (note 1g). The intellectual property acquired in this acquisition was not transferred or sold as a result of the STMicroelectronics or Phoenix transactions (note 5).

         On the date of acquisition we recorded prepaid compensation of $0.8 million and deferred stock compensation of $2.1 million in connection with the cash, common stock (39,807 shares or $0.2 million) and preferred stock (420,806 shares or $1.9 million), that were held in escrow and subject to vesting and continued employment subsequent to the acquisition. The deferred stock compensation included amounts recorded for common stock (10,719 shares) and preferred stock (88,990 shares) with an aggregate value of $0.4 million, held in escrow for the former non-employee stockholders of Cinax, which were to indemnify us and were not subject to post-acquisition employment requirements. No cash was held in escrow for the former non-employee stockholders. When we terminated the employment of the former employees of Cinax in March 2001, the remaining balance of $0.3 million of prepaid compensation was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying consolidated statement of operations. In addition, the unamortized balance of $0.9 million of the initial $2.1 million recorded as deferred stock compensation related to 22,840 of the escrowed shares of our common stock and 260,526 shares of the escrowed preferred stock was released from the escrow, paid to the former employees, and charged to non-cash research and development expense in the accompanying consolidated statement of operations. In August and September 2001, an additional 11,847 shares of common stock and 111,903 shares of preferred stock, for a total of 123,750 shares were released from escrow resulting in a charge of $0.1 million to non-cash research and development expense for the net book value of deferred stock compensation recorded for these shares. In September 2001, at the end of the escrow claim period, 53,497 shares were returned to us, comprised of common stock (5,120 shares) and preferred stock (48,377 shares) recorded at an aggregate amount of $0.2 million, which was recorded as a reduction to deferred stock compensation.

         In May 2002 a former principal stockholder of Cinax Designs, Inc. exchanged 271,839 shares of exchangeable preferred stock ("preferred stock") of our subsidiary, Ravisent British Columbia Inc. ("Ravisent BC") issued in connection with the acquisition (Note 1p). Shares of our common stock issued for this transaction total 756,807 and 484,968 as of December 31, 2002 and December 31, 2001, respectively, and are recorded as issued and outstanding for financial reporting and earnings per share purposes, including 271,839 shares and 311,826 shares of preferred stock which were exchanged in 2002 and 2001, respectively. As the remaining unexchanged shares of preferred stock totaling 14,692 shares are exchanged by the preferred stockholders, such shares will be recognized as issued and outstanding. The shares of preferred stock are exchangeable, at the option of the holder at any time, on a one-for-one basis, into shares of our common stock, have an automatic redemption into shares of our common stock date on August 1, 2005, and contain certain dividend restrictions, as defined.

5)       Sales of Assets

a)       Sale of Consumer Electronics Assets

On March 1, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets related to our CE business to STMicroelectronics NV ("STMicroelectronics"), a Dutch corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property, prepaid expenses, accounts receivable and other assets primarily related to the operations of the CE business. In connection with the sale, STMicroelectronics and we entered into certain agreements including an Assignment and Assumption of Lease with respect to our former corporate headquarters office facility located in Malvern, Pennsylvania. Certain of our employees entered into employment agreements with STMicroelectronics. Pursuant to the terms of the Asset Acquisition Agreement, STMicroelectronics paid approximately $55.6 million in cash consideration. In connection with the asset sale, we and certain of our subsidiaries granted to STMicroelectronics certain non-exclusive rights to license and distribute certain of our technology used in our IA products (note
5b) and PC products.

We recorded a gain on the sale of approximately $47.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):


Sale price.......................................$55,602
Accounts receivable acquired.....................   (261)
Accrued expenses assumed.........................    137
Net book value of deferred stock compensation....   (498)
Net book value of furniture and equipment sold... (2,036)
Net book value of goodwill and intangible assets.   (968)
Other assets.....................................    (18)
Employee transition and inducement costs......... (2,956)
Professional and legal fees...................... (1,487)
                                                  -------
Gain on sale of CE assets........................ $47,515
                                                  =======

b)       Sale of Internet Appliance Assets

On March 23, 2001, pursuant to an Asset Acquisition Agreement, we sold certain assets of our IA business to Phoenix Technologies Ltd. ("Phoenix"), a Delaware corporation. The assets sold included certain contracts, equipment, intangible assets, intellectual property and prepaid expenses primarily related to the operations of the IA business, including those purchased from Teknema. Certain of our employees entered into employment agreements with Phoenix Technologies, Ltd. Pursuant to the terms of the Asset Acquisition Agreement, Phoenix paid $18 million in cash consideration, of which $1.8 million was being held by a third party in escrow for indemnification purposes until March 2002 and is included in restricted cash in the consolidated balance sheet as of December 31, 2001. In March 2002, we received $1.3 million, including interest of approximately $0.05 million. The remaining escrow balance of approximately $0.55 million has been withheld pending the settlement of a claim submitted by Phoenix and is included in restricted cash in the consolidated balance sheet as of December 31, 2002. Any escrow amounts not returned to us will be recorded as a charge to the gain on sale of assets in the period in which such determination is made. In June 2002 we initiated an arbitration proceeding with the International Chamber of Commerce (No. 12 203/JNK) seeking an order that the entire $0.55 million be disbursed to Axeda. Phoenix filed an answer and counterclaim in the arbitration, claiming entitlement to the entire $0.55 million. We filed an answer to the counterclaim, denying the claim. The parties are currently in settlement discussions.

We recorded a gain on the sale of approximately $4.5 million during the quarter ended March 31, 2001. The net gain was calculated as follows (in thousands):


Sale Price........................................$18,000
Prepaid expenses..................................   (954)
Net book value of deferred stock compensation ....   (121)
Net book value of furniture and equipment sold....   (466)
Net book value of goodwill and intangible assets..(10,586)
License fee.......................................   (250)
Employee transition and inducement costs..........   (763)
Professional and legal fees incurred..............   (338)
                                                     ----
Gain on sale of IA assets.........................  $4,522
                                                    ======

c)       Unaudited Pro Forma Financial Information

     The following unaudited pro forma financial information presents the results of our operations for the year ended December 31, 2001, as if the dispositions occurred on January 1, 2001, after giving effect to certain adjustments, primarily revenues and personnel costs associated with the disposed businesses, amortization of goodwill, the gains recorded upon the dispositions and income taxes. The unaudited pro forma financial information for the year ended December 31, 2001 does not necessarily reflect the results of operations that would have occurred had the dispositions been completed on January 1, 2001 (in thousands except per share data).


                                                   2001              2000
                                               ----------         ----------
Revenues.......................................$  7,142           $ 11,739
                                                ========           ========
Net loss...................................... $(49,487)          $(15,734)
                                                =========          =========
Basic and  diluted net loss per  weighted
 average common share outstanding ...........   $ (2.67)           $ (2.49)
                                                ========           ========

6)       Transaction With Sonic Solutions

     In May 2002 we entered into a Software Distribution Agreement (the "Agreement") with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the digital media market (see discussion of Services, below) and, as of June 30, 2002, terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. Under the terms of the Agreement, Sonic paid us $2.0 million for the exclusive and perpetual license to all of the intellectual property ("IP") of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment ("the "Equipment"). The Equipment, which had a net book value totaling approximately $331,000, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling approximately $0.1 million. These inducements were paid in June 2002 and are included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. In May 2002 we recorded a charge of approximately $24,000 related to the modifications, which is included in special charges in the consolidated statement of operations for the year ended December 31, 2002. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We provided the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. Sonic maintained the Services agreement through December 31, 2002, and paid Axeda $0.4 million, which approximated our cost, for the Services provided from August to December 31, 2002. The Services fees were recognized as services revenues ratably over the period. For the year ended December 31, 2002, we recognized approximately $0.4 million of services revenues and cost of revenues related to these services.

     Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement, and because we provided the Services to Sonic after the initial delivery of the licensed IP, we recognized the $2.0 million license fee on a straight-line basis over the seven months ended December 31, 2002, which was the period that we agreed to provide the Services. Approximately $0.2 million of the net book value of the Equipment was charged to expense and is included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 2002. The remaining net book value of the Equipment of $0.2 million, which was attributed to the Equipment that was utilized by our employees who provided the services to Sonic through December 31, 2002, was amortized over the seven-month term of the Services.

     Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and, in July 2002, we terminated our lease for this facility. The original term of the lease ended in March 2005. In July 2002, we paid approximately $135,000, including $64,000 held by the lessor as security from the inception of the lease, to the lessor as an inducement to cancel the lease. We also paid $210,000 in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345,000, including the foregone security deposit, and the net book value of the assets sold of $168,000 are included in special charges in the accompanying consolidated statement of operations for the year ending December 31, 2002.

     A summary of special charges recorded for the year ended December 31, 2002, all in connection with our exit from the PC business, is as follows (in thousands):

          Net book value of equipment.........$ 166
          Employee termination expenses.......  130
          Inducements to other employees......   11
          Lease termination costs.............  513
                                                ---
          Total special charges               $ 820
                                              =====

7)       Acquired Intangible Assets (note 1g)

       Acquired intangible assets that are subject to amortization at December 31, 2002 and 2001, consist of the following (in thousands):

                         Gross Carrying Amount          Accumulated Amortization
                      -----------------------------     ------------------------
                            2002             2001        2002              2001
                            ----             ----        ----              ----
Developed Technology .....$   210          $ 1,378       $  21            $ 55
Core Technology ..........  1,840            7,055          50             116
Patent Applications ......      -              990           -              16
Customer Base ............    110              322           2               5
                              ---              ---           -               -
     Total ...............$ 2,160          $ 9,745       $  73           $ 192
                          =======          =======        =====           =====

       Aggregate amortization expense was approximately $2.2 million, $2.4 million, and approximately $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated aggregate expense for each of the next 5 years is as follows (in thousands):

                                                     Charged to:
                                           --------------------------------
                                               Cost of        Operating
                               Total          revenues         expense
                             ---------     ------------      ---------------
Year ending December 31,
2003 ........................  $ 665            $ 636             $29
2004 ........................    474              447              27
2005 ........................    474              447              27
2006 ........................    474              447              27
2007 ........................     --               --              --


8)       Goodwill (note 1g)
       The changes in the gross carrying amount of goodwill for the years ended December 31, 2002 and 2001, are as follows (in thousands):

                                              PC         CE          IA          DRM        Total
                                              --         --          --          ---        -----

Balance as of December 31, 2000 ............ $ 3,376    $ 3,610     $ 16,253       $   -     $23,239
                                             --------   -------     --------     --------   --------
Goodwill acquired during the year ..........     729          -            -      20,819      21,548
Impairment charges .........................  (4,105)         -            -           -     (4,105)
Goodwill written off related to sales
  of assets of businesses ..................        -    (3,610)     (16,253)           -    (19,863)
                                              --------   -------     --------     --------   --------
Balance as of December 31, 2001 ............    $  -     $    -       $    -    $ 20,819    $ 20,819
                                              =======    =======    ========    --------   --------
Impairment charges .........................                                     (17,168)    (17,168)
                                                                                 --------   --------
Balance as of December 31, 2002 ............                                     $ 3,651     $ 3,651
                                                                                  =======     =======


     Goodwill acquired in 2001 is not deductible for income tax purposes.

     Summarized below are the effects on net income (loss) and net income (loss) per share data, if we had followed the amortization provisions of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                              For the Year Ended December 31,
                                          ------------------------------------------
                                           2002          2001        2000
                                           ----          ----        ----
Reported net income (loss) ........    $  (51,927)    $   1,427    $  (40,467)
Add Back:  Goodwill amortization ..          --           2,246         5,234
                                       ----------     ---------    ----------
Adjusted net income (loss) ........    $  (51,927)        3,673    $  (35,233)
                                       ==========     =========    ==========
Basic earnings (loss) per share:
         Reported net income (loss)    $    (1.92)    $    0.08    $    (2.44)
         Goodwill amortization ....          --            0.12          0.32
                                       ----------     ---------    ----------
         Adjusted net income (loss)    $    (1.92)    $    0.20 $       (2.12)
                                       ==========     =========    ==========
Diluted earnings (loss) per share:
         Reported net income (loss)    $    (1.92)    $    0.07    $    (2.44)
         Goodwill amortization ....          --            0.11          0.32
                                       ----------     ---------    ----------
         Adjusted net income (loss)    $    (1.92)   $    0.18    $    (2.12)
                                       ==========     =========    ==========

9)       Inventories

         Net inventories consist of the following at December 31, 2002 and 2001 (in thousands):

                                  December 31,
                            --------------------------
                             2002           2001
                           --------        -------
Raw materials .....          $--            $  936
Products in process           --              --
Finished products .           --             1,134
                             -----          ------
Inventories, net ..          $--            $2,070
                             =====          ======

10)      Notes Payable

     Note Payable - Bank Leumi

     In connection with the closing of the share purchase agreement to acquire eMation on December 7, 2001, we acquired the balance of $1,650,000 of eMation's amount outstanding under a $1,700,000 line of credit with Bank Leumi in Israel. The line of credit was paid in full in January 2002, including interest of approximately $21,000.

     Equipment Line of Credit

     As of December 31, 2002, we had approximately $222,000 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period ending in December 2003. The line of credit was available to finance purchases of capital equipment through September 30, 2001. In connection with the agreement, EVP has a senior security interest in certain capital equipment acquired from eMation. In addition, the line of credit agreement requires us to provide EVP with copies of quarterly financial statements within 45 days of the end of each quarter and audited annual financial statements within 90 days of the end of each year as well as other information and notifications regarding eMation's financial and operating results.

     As of December 31, 2002, we are in compliance with all of the covenants to EVP.

11)      Accrued Expenses

Accrued expenses consist of the following:

                                                December 31,
                                          -------------------
                                            2002       2001
                                            ----       ----
Legal and professional fees ............    $1,202    $2,708
Payroll and related costs ..............     2,778     2,951
Severance ..............................       355       899
Unutilized leased facilities ...........       566       107
Royalties to Israeli government agencies       828       620
Legal settlements ......................       277       277
Accrued Dolby royalties ................      --         122
Sales, excise and other taxes ..........       689       192
Other ..................................     1,320     1,052
                                            ------    ------
                                            $8,015    $8,928
                                            ======    ======

12)      Loans Receivable--Officers

     In November 2000, we entered into an agreement to loan a newly hired officer $50,000 for the purpose of relocation. In September 2001, the officer's employment was terminated and the remaining balance of the loan of $31,000, including interest of approximately $4,000, was forgiven.

     From September to November 2000, we advanced $189,510 to an officer. In March 2001, the officer accepted employment with STMicroelectronics in connection with the sale of our CE assets (note 5a). The loan is payable on demand.

         In August and September 2000, we entered into agreements to loan an executive officer $52,000 and $96,000, respectively, for an aggregate loan amount of $148,000. The loans were secured by all of the shares of our common stock held or subsequently acquired by the officer. The loans included interest at 5% per annum and were originally due and payable on December 31, 2000, including all accrued and unpaid interest. In July 2001, we advanced this executive officer an additional $250,000. Under the terms of the executive officer's separation agreement, the aggregate amount of the advances of $414,000, including interest of approximately $16,000 was forgiven in 2002.

         In January 2000, we entered into an agreement to loan a former officer $160,000. The loan was secured by all of the shares of our common stock held or subsequently acquired by the former officer and any proceeds from the disposition of the stock. The loan included interest at 5% per annum and was originally due December 31, 2000. In May 2002 we reached an agreement with the former officer to re-pay a portion of the remaining balance. The officer previously paid $15,000 of the loan, leaving a balance of $145,000, which was fully reserved during the fourth quarter of 2001. Under the agreement, in June 2002, the former officer paid us $50,000 and surrendered 20,000 shares of Axeda common stock held by the former officer (note 14).

     In November 1999, we entered into an agreement to loan an officer approximately $288,800. The loan was to be repaid in twenty-four monthly installments of approximately $13,000, with interest at 8%. The agreement also provided for a monthly bonus to the officer in an amount equal to the monthly loan repayment. In connection with the sale of the IA assets (note 5b) in March 2001, the unpaid loan balance of approximately $114,000 was forgiven.

13)      Other Liabilities

     Severance

     A portion of our liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. Our liability for all of our employees, is fully provided by monthly deposits with insurance policies and by an accrual, totaling approximately $381,000 and is included in accrued expenses as of December 31, 2002. The aggregate value of these policies of approximately $252,000 is included in other current assets in our consolidated balance sheet as of December 31, 2002. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based upon the cash surrender value of these policies.

14)      Equity Transactions and Capital Stock

Stock Repurchase Program and Treasury Stock

         In September 2001, the board of directors approved and we commenced a program to repurchase up to $10 million worth of our outstanding shares of common stock in the open market over the next 12 months, at the discretion of management. From September to December 2001, we repurchased 383,800 shares for an aggregate cost of approximately $621,000 including commissions, at an average market price per share of approximately $1.58. No shares were repurchased in 2002.

         In May 2002 we reached an agreement with a former officer to re-pay a portion of the remaining balance of an original loan for $160,000 that was originally extended to the officer in February 2000. The officer previously paid $15,000 of the loan, leaving a balance of $145,000. Under the agreement, in June 2002, the former officer paid us $50,000 and surrendered 20,000 shares of Axeda common stock held by the former officer. On the day that we received the shares, the fair market value of our common stock was $1.97 per share. As a result, during the quarter ended June 30, 2002, we recorded treasury stock of $39,400. The aggregate amount of $89,400 was recorded as a recovery of bad debt expense in the consolidated statement of operations for the year ended December 31, 2002.


Capital Stock

     In 1999, our articles of incorporation were amended and restated. We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value undesignated preferred stock.

 Other Equity Transactions

     In April 1999, we completed a financing in which we issued convertible securities to an affiliate of Intel for $4.7 million and entered into a license agreement covering certain Intel technology. The purchase price received from Intel consisted of cash consideration of $3.0 million and, in addition, we were granted a license for Intel technology valued at $1.7 million. The Intel license permitted us to incorporate the Intel digital content receiver technology into our products on a royalty free basis as our products are subsequently licensed to our former digital media customers. We capitalized the $1.7 million and subsequently wrote the balance off in December 2001 as an impairment charge (note 1g).

     In March 1998, we entered into a subscription and technology license agreement. This agreement provided, among other things, for us to license certain technology to an unrelated third party (the licensee). Under an amendment of this agreement, we received a promissory note with an aggregate value of $500,000 due in April 2000. The $500,000 note reflects the final payment under the agreement. The note was satisfied in June 2000.

15)      Stock Options, Stock Purchases and Warrants

a)       Stock Options

         We adopted the 1995 Stock Option Plan (the 1995 Plan) in May 1995. The 1995 Plan provided for the grant of incentive stock options and non-qualified stock options to employees, consultants, our advisors, and members of the board of directors to purchase shares of common stock. Prior to the adoption of the 1995 Plan, 43,258 options were granted to employees. Under the terms of the 1995 Plan, authorized options were granted at estimated fair value. The options generally vest over a period ranging from 2 to 5 years and expire 5 to 10 years from the grant date. In 1998 the board of directors approved an amendment to our 1995 Plan in which the total number of options available for grant was increased to 8,500,000. In April 1999, we, with the approval of the board of directors, adopted the 1999 Stock Incentive Plan (1999 Plan) as a successor to the 1995 Plan. The 1999 Plan has reserved 4,505,361, 3,905,361 and 3,383,529 shares as of December 31, 2002, 2001 and 2000, respectively. The 1999 Plan has three separate programs which included; the discretionary option grant program under which employees may be granted options to purchase shares of common stock; the stock issuance program under which eligible employees may be granted shares of common stock; and the automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.

         In October 2002 we granted 674,000 stock options to employees, including 100,000 to our Chief Executive Officer ("CEO") and 75,000 to our President, with an exercise price per share equal to the fair market value of our common stock of $0.43.

         In August 2002 we granted 500,000 stock options to employees with an exercise price per share equal to the fair market value of our common stock and ranging from $0.89 to $1.12.


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

         In December 2001 and in connection with the acquisition of eMation (note 4), we assumed 530,000 unvested stock options held by certain officers and employees of eMation exercisable at a price of $0.01, which was less than the fair market value of our common stock of $2.14 on the date of the acquisition. We recorded deferred stock compensation of approximately $847,000 that is being amortized on a pro rata basis over the vesting periods of 6 to 24 months. Also in connection with the acquisition of eMation (note 4), we assumed 883,710 unvested and 15,000 fully vested stock options held by certain officers and employees of eMation and issued 113,600 unvested stock options to an officer and certain employees of eMation exercisable at a price of $2.14, which was equal to the fair market value of our common stock on the date of the acquisition.

         In August 2001, the board of directors granted an aggregate of 331,000 stock options to an officer-employee with an exercise price of $0.01 per share. We recorded deferred stock compensation of approximately $0.5 million that is being amortized over the vesting period of three years. In connection with the closing of the acquisition of eMation (note 4), in February 2002, options for 100,000 shares became immediately vested and exercisable. As a result we recorded additional non-cash compensation expense of approximately $0.1 million attributable to the accelerated vesting of this option. Also in August 2001, the board of directors granted 300,000 stock options to the officer-employee with an exercise price equal to the fair market value on the date of grant. These options vest 25% upon completion of one year of service from the date of grant, with the balance vesting equally over a 36-month period measured from the first anniversary of the vesting commencement date.

         In July 2001 the board of directors granted 380,000 stock options to employees with an exercise price of $0.01 per share. We recorded deferred stock compensation of approximately $0.8 million that is being amortized on a pro rata basis over the vesting period of 12 months. Also in July 2001, the board of directors granted 162,500 stock options to employees with an exercise price equal to the fair market value on the date of grant, that are fully vested upon the completion of one year of service from the date of grant.

         In May 2000, we granted 78,500 options to purchase common stock to employees, with an exercise price of $0.01 per share. We recorded approximately $633,000 of deferred stock compensation in connection with these options that is being amortized over the option vesting periods, ranging from 18 to 24 months. In June 2000 we granted 17,500 options to purchase common stock, with an exercise price of $0.01 per share. We recorded approximately $112,000 of deferred stock compensation in connection with these options that are being amortized over the option vesting period of 24 months.

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

A summary of stock option activity follows:

                                           2002                      2001                     2000
                                -------------------------- ------------------------ -----------------------
                                                  Weighted                 Weighted                Weighted
                                                  average                  average                 average
                                   Number of      exercise    Number of   exercise    Number of    exercise
                                   Options         price       Options      price      Options      price
                                 -------------  -----------  -----------  ---------  ----------  -----------
Balance as of beginning of year ..  3,781,592      $2.43       3,055,318      $ 5.69  3,479,316      $ 5.09
Options granted...... ............  2,533,700      $1.63       1,600,300      $ 1.07    933,254      $ 6.35
Options assumed...... ............        -        $ -         1,428,710      $ 1.35          -      $ -
Options (forfeited)......... ..... (1,029,142)     $3.27      (1,135,604)     $ 9.53  (468,980)      $ 11.05
Options (exercised)......... .....   (207,331)     $0.26      (1,167,132)     $ 1.35  (888,272)      $ 1.17
                                    ---------                 -----------              ---------
 Balance at end of year....... ...  5,078,819      $1.95       3,781,592      $2.43   3,055,318      $ 5.69
                                    =========                   =========             =========

     At December 31, 2002, 2,115,396 options with a weighted-average exercise price of $2.69 were fully vested and exercisable. At December 31, 2001, 1,226,317 options with a weighted-average exercise price of $3.45 were fully vested and exercisable.

     The weighted-average exercise prices and weighted average grant-date fair value of options granted during 2002 and 2001 are as follows:

                                                                  2002                          2001
                                                    ----------------------------   -------------------------------
                                                      Weighted        Weighted        Weighted         Weighted
                                                      average       average fair      average         average fair
                                                    exercise price       value     exercise price        value
                                                    --------------   ------------  --------------     -------------

Exercise price equals fair market value .............  $   1.62       $   1.39       $   1.96       $   1.85
Exercise price exceeds fair market value ............  $   1.96       $   1.36       N/A            N/A
Exercise price is less than fair market value .......  $   0.01       $   2.52       $   0.01       $   1.96

                                                       $   1.63       $   1.39       $   1.07       $   1.90

The following summarizes information about our stock options outstanding at December 31, 2002:

                                          Options outstanding                       Options exercisable
                            ---------------------------------------------         -----------------------
                              Number        Weighted average     Weighted            Number       Weighted
                            outstanding        remaining          average         outstanding      average
                            at December     contractual life     exercise         at December     exercise
Range of exercise prices      31, 2002          (years)            price            31, 2002        price
------------------------      --------          -------            -----            --------        -----


$  0.01 -  3.88 ...........  4,676,754            8.7              $1.29           1,759,064      $  1.26
$  3.89 -  7.75 ...........    138,550            6.8              $6.57             107,791      $  6.56
$  7.76 - 11.63 ...........    242,815            1.8              $9.99             229,108      $ 10.05
$ 11.64 - 15.50 ...........      2,500            0.2             $14.88               2,500      $ 14.88
$ 15.51 - 19.38 ...........      9,850            1.6             $15.94               9,609      $ 15.94
$ 19.39 - 38.75 ...........      8,350            4.1             $38.75               7,324      $ 38.75
                                 -----                                                 -----
      Totals ..............  5,078,819            8.3              $1.95           2,115,396      $  2.69
                             =========                                             =========

     The per-share weighted-average fair value of stock options that we issued during 2002, 2001 and 2000 was $1.39, $1.90 and $6.56, respectively.

b)       Employee Stock Purchase Plan

     In April 1999, we, with the approval of the board of directors, adopted an Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. The purchase plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. Each offering period will have a maximum duration of twenty-four months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase interval. The initial offering period commenced on the effectiveness of our initial public offering in July 1999.

         A summary of the shares purchased is as follows:

                                   Number of            Purchase Cost
             Purchase Date      Shares Purchased       (in thousands)
             -------------      ----------------       --------------

             January 31, 2000         27,513                $ 281
             July 31, 2000            48,378                  190
             January 31, 2001         27,330                   71
             July 31, 2001            11,405                   15
             February 1, 2002          9,627                   14
             July 31, 2002            58,458                   60
                                      ------                   --
             Total                   182,711                $ 631
                                     =======                =====

     On the January 31, 2003 purchase date, 70,652 shares were purchased at an aggregate cost of $34,000.

c)       Warrants

     The warrants that we issue generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split or stock dividend.

     A summary of warrant activity follows:

                                               Common stock
                                     ------------------------------
                                                       Weighted
                                       Number           Average
                                     of warrants     exercise price
                                     -----------     --------------
Balance as of December 31, 1999         732,314       $    0.65
                                        -------       ---------
     Warrants granted .........       1,509,166            6.98
     Warrants canceled .......            --                --
     Warrants exercised .......        (405,847)           0.18
                                        -------       ---------
Balance as of December 31, 2000       1,835,633       $    5.96
                                        -------       ---------
     Warrants granted .........          48,077           12.84
     Warrants assumed (note 4)           74,661            5.52
     Warrants canceled ........      (1,500,000)           7.00
     Warrants exercised .......            --               --
                                        -------       ---------
Balance as of December 31, 2001         458,371       $    3.19
                                        -------       ---------
     Warrants granted .........           3,750            6.64
     Warrants assumed .........           2,068           18.03
     Warrants canceled ........            --              --
     Warrants exercised .......            --              --
                                        -------       ---------
Balance as of December 31, 2002         464,189       $    3.28
                                        =======       =========

     In December 2001 and in connection  with the  acquisition  of eMation (note
4), we issued or assumed 115,238 fully-vested stock warrants at exercise prices ranging from $2.14 to $21.51.

     In June 2000, we entered into a one-year distribution rights agreement (the Agreement) with American Trading S.A. (ATSA) for exclusive distribution of our Internet television set-top box product in Brazil. Upon the signing of the Agreement we issued a warrant to purchase 1,500,000 shares of our common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement. At June 30, 2000, we recorded the estimated fair value of the warrant of $5.6 million as an intangible prepaid distribution rights fee and additional paid-in capital. On March 28, 2001, pursuant to the January 2001 settlement and release agreement with ATSA canceling the Agreement, the warrant was canceled (note 16c). On March 28, 2001, the warrant had an estimated fair value of approximately $435,000, which was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.21%, volatility factor of 96%, no dividend factor and a remaining life of 1.25 years.

16)      Commitments and Contingencies

a)       Leases

     We lease our office facilities and various equipment under operating leases that expire at various dates through 2011. We also lease automobiles with combined annual rentals of approximately $167,000 and $49,000 for the years ending December 31, 2003 and 2004, respectively. The automobile lease terms expire at various dates from August 2003 through April 2005. The following is a schedule by year of future minimum lease payments relating to noncancelable operating leases as of December 31, 2002 (in thousands):


               Year ending December 31,
               ------------------------
               2003 ..........................  $ 1,601
               2004 ..........................    1,145
               2005 ..........................      676
               2006 ..........................      607
               2007 ..........................      477
               Thereafter ....................      692
                                                    ---
               Total minimum lease payments*..  $ 5,198
                                                =======

          * Minimum lease payments have not been reduced by minimum sublease rentals of $279 due in the future under noncancelable subleases.

         The following table shows the composition of total rent expense for operating leases, except those with terms of one month or less that were not renewed (in thousands):

                                          Year Ending December 31,
                              -------------------------------------------------
                                   2002             2001             2000
                              --------------- ----------------- ----------------
   Minimum rentals**                 $ 1,915           $ 1,023           $1,633
   Less: Sublease rentals**              441                92               --
                                        ----              ----            -----
                                     $ 1,474             $ 931           $1,633
                                     =======             =====           ======

     ** Minimum rentals and minimum sublease rentals include approximately $500 and $300, respectively, for amounts accrued for an unutilized leased facility, which we subleased to an unrelated third party.


         In September 2002, we entered into a lease for approximately 4,500 square feet of space in an office building in the same business park as our former offices located in Malvern, Pennsylvania. This facility is leased at an annual rental of approximately $42,000, plus operating expenses (approximately $17,000 per year), utilities and taxes, and is used for administrative activities. The lease commenced in December 2002 and expires in November 2005.

         In May 2002, we entered into a sub-lease for approximately 35,000 square feet of space in an office building in the same business park as our former offices located in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses (approximately $170,000 per year), utilities and taxes, and is used for research and development, sales and support and administrative activities. The lease commenced in June 2002 and expires in July 2007.

         Prior to occupying our new offices in Mansfield, Massachusetts, we leased approximately 12,000 square feet of space in an office building, located the same business park as our new offices, for our research and development, sales and support and administrative activities. We completed our occupation of the new offices in July 2002 and, in September 2002, we entered into a sublease with a subtenant (the "Subtenant") for the balance of the term of this lease for our former offices. The lease for our former offices expires in July 2004 and requires us to pay minimum future rental payments totaling approximately $0.5 million as of December 31, 2002. Under the terms of the sublease agreement, we will receive minimum future rental payments totaling approximately $0.3 million from the Subtenant. For the year ended December 31, 2002, we recorded a charge of approximately $0.2 million, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received.

         We also lease approximately 1,600 square feet of space in Israel for research and development activities at an annual rental of approximately $28,000. This facility is leased through August 2003.

         We currently lease 5 other international sales offices in France, Holland and Japan with a total of approximately 6,800 square feet of space. The combined annual rental for these offices is approximately $350,000 and 233,000 for 2003 and 2004, respectively, and approximately $120,000 for 2005 through 2010. The leases have terms expiring from April 2003 through February 2011. The lease for our primary office in France expires in 2011, but is cancelable without penalty in 2008 upon 6 months written notice. In 2002 we closed our Great Britain facility and consolidated its activities in our offices in France.

         We maintain approximately 9,000 square feet of office space in Marlborough, Massachusetts under an operating lease. This space is no longer used for operating purposes. The lease requires annual rental payments totaling approximately $181,000 and expires in February 2009. The present value of the future lease payments, discounted at 5%, of approximately $1.2 million was accrued by eMation as of the date of acquisition.

b)       Royalties

     Under various licensing agreements, we are required to pay royalties, generally on per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was approximately $2,688,000, $1,324,000 and $3,245,000 for the years ended December 31, 2002,
2001 and 2000, respectively, and is included in cost of revenues in the consolidated statements of operations.

       Royalty Commitments to the Chief Scientist:

     Prior to 2001, eMation had received grants from the Chief Scientist of Israel's Ministry of Industry and Trade to finance the research and development of certain products. We are obligated to pay royalties at a rate of 3.0 - 3.5% resulting from sales of the products developed within the framework of the aforementioned grants, and the services related to the products, up to an amount equal to 100% of the grants received, linked to the U.S. dollar. Grants received in respect of approvals obtained after December 31, 1998bear interest at an annual rate equal to 12-month LIBOR (1.447% at December 31, 2002).

     As of  December  31,  2002,  we accrued  royalties  of  approximately  $0.2 million.

     Royalties to the Fund for the Encouragement of Marketing Activities:

     Prior to 2001, the Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded eMation grants for participation in foreign marketing expenses. We are required to pay royalties at the rate of 4% of the increase in export sales, up to an amount equal to 100% of the grants received linked to the U.S. dollar. Grants received after January 1, 1998 bear interest at an annual rate equal to 6-month LIBOR (1.383% at December 31, 2002).

     As of  December  31,  2002,  we accrued  royalties  of  approximately  $0.7 million.

     DRM License Fees:

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

c)       Contingencies

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. This lawsuit is part of the massive "IPO allocation" litigation involving the conduct of underwriters in allocating shares of successful initial public offerings. We believe that more than one hundred and eighty other companies have been named in more than eight hundred identical lawsuits that have been filed by some of the same plaintiffs' law firms. Certain of our employees were members of the putative classes alleged in these actions (the "the Individual Defendants"). On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

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

Various third parties have notified us, as well as some of our former custmers for our former digital media products, that our former DVD products infringe patents held by such third parties. We have received notices of up to an aggregate of five million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our products may infringe such patents. We are unable to predict the outcome of these matters, however, we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and, during the quarter ended June 30, 2002, accrued $375,000, which is included in other general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

In June 2000, we entered into a one-year distribution rights agreement ("the Agreement") with American Trading S.A. ("ATSA") for exclusive distribution of our Internet television set-top box product in Brazil. Upon the signing of the Agreement we issued a warrant to purchase 1,500,000 shares of our common stock to ATSA with an exercise price of $7.00 per share, which approximated fair market value on the date of grant. The warrant was fully vested and non-forfeitable on the date of grant, had a two-year term, and contained certain exercise restrictions as described in the warrant agreement.

Due to the parties' differing interpretations of the terms of the Agreement, in January 2001 the parties entered into a settlement and release agreement ("the Release"). The Release provides for the immediate termination of the Agreement, including the right for Axeda to terminate the warrant and a royalty-free right in 2001 for Axeda to use the mark "WWWTV", which Axeda owns as of January 1, 2002. In addition, in January 2001 we paid approximately $1.2 million to ATSA in exchange for the settlement and release and were required to pay an additional minimum finder's fee of $1 million in January 2002 for sales of the Internet set-top box in Brazil in 2001. The aggregate amount of the settlement of $2.2 million, net of the estimated fair value of the canceled warrant of $0.4 million (note 15c) is included in other selling and marketing expenses in the consolidated statement of operations for the year ended December 31, 2001. In January 2002, the parties were in disagreement about whether and to what extent a payment for any finders fee was due to ATSA for 2001. On January 30, 2002, the parties entered into a confidential general settlement and release agreement, which resolved the dispute between the parties concerning the payment of a finder's fee. In connection with the January 2002 settlement, in January 2002 we paid $325,000 in cash to ATSA and transferred title to 15,000 Internet set-top boxes, with a net book value of approximately $675,000, for an aggregate and final settlement of the liability to ATSA of $1,000,000.

On or about August 10, 2000, Corum Group, Ltd. filed an action against Axeda and Cinax Designs Inc. in the United States District Court for the Western District of Washington (No. C00-1352D). Corum, a business consultant, alleged that it had an agreement with Cinax whereby Cinax would pay Corum an 8% transaction fee in the event Corum located a purchaser for Cinax. We acquired Cinax by agreement dated as of July 13, 2000 for compensation of $3.5 million in cash and an aggregate of 825,000 shares of our common stock and non-voting exchangeable preferred stock of one of our subsidiaries, Ravisent British Columbia Inc., which preferred stock is exchangeable, on a one-for-one basis, into shares of our common stock. In the complaint Corum alleged that it introduced Axeda to Cinax and that it was therefore entitled to $281,362 and 66,000 shares of our common stock. As part of our acquisition of Cinax, the shareholders of Cinax agreed to indemnify us for 50% of any liability stemming from the Corum claim and an aggregate of approximately 53,500 shares of our common stock and non-voting, no-par exchangeable preferred stock of Ravisent British Columbia Inc. were placed in escrow to secure this indemnification obligation. On April 17, 2001, the parties entered into a settlement and release agreement whereby we paid cash of $110,000 and issued 110,000 shares of Axeda common stock to Corum totaling approximately $0.3 million in full settlement of the matter and the action was dismissed. The amount of the settlement was accrued in full as of March 31, 2001 and all of the shares that were placed in escrow to indemnify us for this liability were returned to us in September 2001. The settlement agreement provided that if a registration on Form S-3 was not filed by August 7, 2001 and every 45-day interval thereafter, then Corum could make a claim for an additional 15,000 shares of Axeda common stock. As the S-3 was not filed until December 5, 2001, Corum made a claim for such additional 30,000 shares, as provided in the settlement agreement. The S-3 was filed on December 5, 2001 and the shares were registered. In September 2001 upon the resolution of the escrow, we recorded the balance of the settlement for the additional 30,000 shares of $44,100.

d)       Employment Agreements

We have entered into employment agreements with certain of our officers and employees. The agreements are generally for two to three-year periods, generally provide for annual salaries and bonuses, guaranteed bonuses, incentive and nonqualified stock options, as determined by the board of directors and covenants not-to-compete during the employment term and for one year thereafter. The employment agreements also generally provide for severance benefits of six month's to one year's salary and health insurance coverage in the event the individual is terminated under the terms of the agreements. The aggregate amount payable for salaries in the event of employee severance totals approximately $2.3 million as of December 31, 2002.

17)      Business Risks and Credit Concentration

         Axeda markets its DRM solutions worldwide to the service operation of device original equipment manufacturers (OEMs) and strategic large-scale end users in a variety of industries including the industrial and building automation, high-technology devices, medical instrumentation, office automation and semiconductor equipment industries.

         We perform ongoing credit evaluations of our customers' financial condition and generally no collateral is required. We had three customers representing, in the aggregate, 19% and 26% of accounts receivable at December 31, 2002 and 2001, respectively.

Geographic Areas

     Long-lived assets, at cost, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the U.S., for the following years noted (in thousands):


Country                      December 31,
---------------    -------------------------------
                    2002         2001       2000
                    ----         ----        ----
United States       $3,919      $2,994      $4,844
Canada .......        --          --            79
France .......         369         113        --
Germany ......          10        --           643
Israel .......         195         240        --
Japan ........          89          64        --
Holland ......         109          79        --
United Kingdom        --             5        --
                     ----         ----        ----
Total ........      $4,691      $3,495      $5,566
                    ======      ======      ======

18)      Income Taxes

     The provision for income taxes (benefit) is as follows (in thousands):

                      Years ended December 31,
               ---------------------------------
                2002         2001         2000
              --------     --------     --------

Federal        $(668)        $  668        $--
State           --               55         --
Foreign          209            400         40
                 ---            ---         --

Total          $(459)        $1,123        $40
               =====         ======        ===

     The table below reconciles the U.S. federal statutory income taxes to the recorded provision for income taxes (benefit) (in thousands):

                                                                         December 31,
                                                           ----------------------------------------

                                                                2002         2001         2000
                                                           ------------- ----------- --------------
Federal income tax expense (benefit) at U.S.
 federal statutory rate ............................      $(17,811)      $   864       $(13,745)
State income tax benefit, net of federal
 income tax expense (benefit) ......................        (1,539)         (656)        (1,966)
In-process research and development expenses
 and goodwill ......................................         6,702         6,560          2,221
Foreign income taxes ...............................           209           400             40
Warrant and option expense .........................           419         1,162         (1,271)

Non-deductible acquisition costs ...................          --             630           --
Change in valuation allowance ......................        20,835        (3,045)        13,047
Benefit related to change in tax legislation .......          (668)         --             --
Acquired deferred tax assets, including provision ..
 to return adjustments                                      (8,518)       (4,526)          --
Other ..............................................           (88)         (266)         1,714
                                                          --------       -------       --------
                                                          $   (459)      $ 1,123       $     40
                                                          ========       =======       ========


     The components of the net deferred tax assets (liabilities) as of December 31, 2002 and 2001, consist of the following (in thousands):



                                                              December 31,
                                                   -----------------------------

                                                        2002           2001
                                                   ------------   --------------
Deferred tax assets:
Net operating losses .........................      $ 40,234       $ 22,283
Reserves and accruals not currently deductible           727            214
Depreciation and amortization ................          (476)          (189)
Deferred compensation and other ..............         5,048          2,390
                                                       -----          -----
                                                      45,533         24,698

Valuation allowance ..........................       (45,533)       (24,698)
                                                     -------        -------

Net deferred tax assets ......................      $   --         $   --
                                                    ========       ========

     Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2002 and 2001.

     As of December 31, 2002, we have approximately $99.1 million of federal and $73.2 million of state net operating loss carryforwards available to offset future taxable income. The federal carryforwards will begin expiring in 2011 and the state carryforwards will begin expiring in 2006, respectively, if not utilized. Approximately $42.4 million of the state net operating loss carryforwards is subject to a $2 million annual limitation. In addition, we have approximately $6 million of foreign net operating loss carryforwards of which approximately $1.7 million begins to expire in 2006 with the remaining amounts carried forward indefinitely.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to our prior and recent transactions, our net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. We have not yet determined the limitation as defined by the Act. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes.

     Additionally, approximately $2.3 million of the gross deferred tax assets will reduce goodwill to the extent such assets are realized and a portion of the gross deferred tax assets will reduce equity to the extent such assets are realized.

     Subsequent to December 31, 2001, the Job Creation and Worker Assistance Act of 2002 was enacted. The Act allows net operating loss carryforwards to 2001 and 2002 tax years to offset 100% of alternative minimum taxable income. Accordingly, we did not owe federal alternative minimum tax liability for 2001 and, in 2002, we received a refund of alternative minimum taxes paid in 2001. We recorded this tax benefit of approximately $668,000 in the first quarter of 2002.

19)      Defined Contribution Plan

     We have a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, we can make discretionary contributions. In addition, in December 2001, we assumed the defined contribution plan of eMation, Ltd. (the eMation plan) (note 4a). Both plans are Internal Revenue Code section 401(k) plans. Both plans provide for employer matching contributions for all participants equal to 50% of salary reductions of up to 6% of a participant's compensation. During 2001 and prior to the acquisition, eMation paid its matching contribution to the plan. We paid matching contributions totaling $0.3 million for both plans in 2002.

20)      Segment and Major Customer Information

     We operate in a single industry segment, which is the development and licensing of our technology.

     We had the following customers that combined represented in excess of 28%, 37% and 49% of revenues for the years ended December 31, 2002. 2001 and 2000, respectively (in thousands):

                           December 31,
              ------------------------------------------
Customer      2002             2001           2000
--------   ------------    -----------    -------------

1          $2,512          $1,250          $4,019
2          $1,823          $  990          $3,900
3          $  694          $  585          $2,292


     We sell and license our technology to customers primarily in North America, Europe and Asia A majority of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions (in thousands):

                                         Year Ended December 31,
                                      ----------------------------
Country/ Geographic Region              2002      2001      2000
--------------------------              ----      ----      ----
North America:
     United States ..............    $ 8,459    $4,461    $ 9,235
     Canada .....................      1,912     1,208      2,972
                                        ----      ----      ----
          Total - North America .     10,371     5,669     12,207
                                        ----      ----      ----
Europe:
     Italy ......................        247         4      2,312
     Germany ....................      1,330       525        878
     France .....................      1,778       419         75
     Netherlands ................        785      --         --
     Switzerland ................        707      --         --
     United Kingdom .............        466      --         --
     Turkey .....................       --           6         62
     Spain ......................         45         1         20
     Other ......................        686       412         51
                                        ----      ----      ----
          Total - Europe ........      6,044     1,367      3,398
                                        ----      ----      ----
Asia-Pacific:
     China ......................         32        76       --
     Israel .....................        450        42       --
     Japan ......................        856       390        841
     Taiwan .....................       --        --        4,020
     Other ......................        229        30       --
                                        ----      ----      ----
          Total - Asia-Pacific ..      1,567       538      4,861
                                        ----      ----      ----
South America - Other ...........        147        15        383
Australia and New Zealand - Other       --        --            5
                                        ----      ----      ----
Total ...........................    $18,129    $7,589    $20,854
                                     =======    ======    =======

21)      Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the year ended December 31, 2002 we had three reportable segments: device relationship management ("DRM") (note 4a), personal computer ("PC") (note 6) and Internet appliance ("IA") (note 5b). In 2001 we had one additional segment, consumer electronics ("CE") (note 5a).

DRM: Created as a result of the acquisition of eMation in December 2001 (note
4), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

PC: This segment designed, developed, licensed and marketed core-based modular software solutions that enabled digital video and audio stream management in PC systems. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segment's solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing personal computers (note 6).


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

CE: This segment designed, developed, licensed and marketed core-based modular software solutions that enable digital video and audio stream management in CE devices. The segment also provided supporting hardware designs to selected customers as well as customization services and customer support. The segment's solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk (DVD); direct broadcast satellite (DBS) and high-definition television (HDTV) on existing CE platforms (note 5a).

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.


                                                      Year Ended December 31,
                                            --------------------------------------------
                                               2002            2001           2000
                                            -------------- --------------- -------------
                                                                (In thousands)
Revenues:
     DRM ...............................        $10,876        $1,614        $  --
     PC ................................          5,068         4,534         11,739
     CE ................................           --             421          1,614
     IA ................................          2,185         1,020          7,501
                                                  -----         -----          -----

          Total ........................        $18,129        $7,589        $20,854
                                                =======        ======        =======

Gross profit:
     DRM ...............................        $ 4,075        $1,177        $  --
     PC excluding inventory charges of .          2,865         2,925          7,359
       $1.1.million for 2000
     CE ................................           --             327          1,211
     IA, excluding net inventory charges
      of $18.5 million and $0.6 million
      for 2001 and 2000, respectively ..            899            15          1,988
                                                  -----         -----          -----
    Total ..............................        $ 7,839        $4,444        $10,558
                                                =======        ======        =======

                               Axeda Systems Inc.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

22)      Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information:

                                                                                     Year Ended December 31,
                                                                                  ------------------------------
                                                                                     2002    2001      2000
                                                                                     ----    ----      ----
Cash paid during the year for:
    Interest ...............................................................    $   148     $   20    $   33
                                                                                =======     ======    ======

    Income taxes (refund) ..................................................       (308)       308      --
                                                                                =======     ======    ======

Non-cash investing and financing activities:
    Settlement of pre-acquisition liability related
     to acquisition of eMation .............................................        160       --        --
                                                                                =======     ======    ======
    Fair value of 20,000 shares of Axeda common stock received in connection
     with the settlement of a loan receivable ..............................         39       --        --
                                                                                =======     ======    ======
    Issuance of warrants and options in connection with
     equity transactions ...................................................         90      2,262     8,253
                                                                                =======     ======    ======
    Amortization of deferred stock compensation ............................      1,562      1,353     1,271
                                                                                =======     ======    ======

23) Selected Quarterly Financial Data (unaudited)

(in thousands, except per share amounts and stock prices)


                                                                             Per Share of Common Stock
                                                                                   Income (Loss)            Closing Stock Prices
                                                                           -----------------------------  ----------------------
                                                           Net Income        Assuming
                            Revenues     Gross Profit        (Loss)          Dilution           Basic           High        Low
                        ------------- ---------------- ----------------- ----------------  -------------   ----------- -----------
2002

First Quarter                 $ 4,640          $ 1,350          $(9,112)         $ (0.34)         $ (0.34)       $3.86        2.15
Second Quarter (A)              3,543            1,003          (10,475)           (0.39)           (0.39)        3.21        1.11
Third Quarter                   4,369            2,073           (6,311)           (0.23)           (0.23)        1.77        0.38
Fourth Quarter (B)              5,577            3,413          (26,029)           (0.96)           (0.96)        1.29        0.25
                                -----            -----          -------
Total (F) (H)                  18,129            7,839          (51,927)         $ (1.92) *       $ (1.92) *
                               ======            =====          =======

2001

First Quarter (C)             $ 2,816          $ 2,162           $39,735          $ 2.14           $ 2.28       $ 4.75      $ 1.75
Second Quarter (D)                794         (13,162)          (15,950)           (0.89)           (0.89)        2.55        1.31
Third Quarter                     841              331           (4,122)           (0.22)           (0.22)        2.08        1.06
Fourth Quarter (E)              3,138          (3,389)          (18,236)           (0.87)           (0.87)        3.75        1.50
                                -----            -----          -------
Total (G) (H)                 $ 7,589        $(14,058)           $ 1,427          $ 0.07 *         $ 0.08 *
                               ======            =====          =======

     * EPS in each quarter is computed using the weighted-average number of shares outstanding that quarter while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

Notes to Selected Quarterly Financial Data (unaudited)

     Axeda's net income (loss) per common share in 2002 and 2001 has been affected by certain unusual or infrequently occurring items. These items consisted of:

A.   Second quarter 2002

     1) special charges related to exit from PC business of $0.8 million (note
6)

B.   Fourth quarter 2002

     1) an impairment charge of $17.1 million for goodwill related to the acquisition of eMation (note 1g)

     2) an impairment charge of $5.3 million for identified intangible assets related to the acquisition of eMation (note 1g)

     3) settlement of an aggregate vendor liability of $1.0 million for $0.5 million

C.   First quarter 2001

     1) gain on sale of assets of CE business of $47.5 million (notes 5a and 5c)

     2) gain on sale of assets of IA business of $4.5 million (notes 5b and 5c)

     3) non-cash charges of $1.2 million to write off balances of prepaid and deferred stock compensation no longer subject to vesting

     4) a charge of $1.8 million related to the settlement of a distribution rights agreement, net of $0.4 million for the fair value of the warrant issued to the distributor that was canceled (notes 1f and 16c)

D.   Second quarter 2001

     1) inventory charges of $13.4 million

     2) doubtful account charges of $0.7 million for accounts related to the IA business, certain assets of which were sold in March 2001 (notes 5b and 5c)

E.   Fourth quarter 2001

     1) inventory charges of $5.1 million, net of warranty write-off of $(0.3) million

     2) IPR&D charge of $3.1 million for the acquisition of eMation (note 4a)

     3) an impairment charge of $2.2 million for goodwill related to the acquisition of Cinax (notes 1f and 4b)

     4) an impairment charge of $1.7 million for acquired technology rights (notes 1g and 14)

     5) non-capitalizable acquisition-related costs of $0.9 million for the acquisition of eMation related to branding and marketing fees

     F. The aggregate net effect of these items in 2002 was to increase basic and diluted net loss per share by $0.03 in the second quarter and $0.80 in the fourth quarter, thereby aggregating net loss of $1.00 per basic common and diluted share outstanding for the year (see Note (H) below).

     G. The aggregate net effect of these items in 2001 was to increase basic and diluted net income per common share by $2.81 and $2.64, respectively, in the first quarter; increases basic and diluted net loss per share by $0.79 in the second quarter and $0.65 in the fourth quarter, thereby aggregating net income of $1.37 per basic common and $1.19 per diluted common share outstanding for the year (see Note (H) below).

     H. Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

                               Axeda Systems Inc.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

  None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2003 under the captions "Election of directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2003 under the caption "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2003 under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2003 under the caption "Certain Transactions."

ITEM 14. Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) Documents filed as a part of this Report

     1) Consolidated Financial Statements

          The Consolidated Financial Statements of Axeda Systems Inc. and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K begin at page 46.

     2) Financial Statement Schedules

          Report of Independent Auditors


The Board of Directors and Stockholders
Axeda Systems Inc.:

Under date of February 3, 2003, we reported on the consolidated balance sheets of Axeda Systems Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, Axeda Systems Inc. adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

KPMG LLP

Philadelphia, Pennsylvania
February 3, 2003

     The following consolidated financial statement schedule of Axeda Systems Inc. for each of the years ended December 31, 2000, 2001 and 2002 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained herein at Item 8.

                                          Axeda Systems Inc. and Subsidiaries
                                     Schedule of Valuation and Qualifying Accounts
                                                     (in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                        Balance at     Charged to     Charged to
                                       beginning of     cost and         other                    Balance at
                                           year          expense       accounts    Deductions     end of year
                                      ------------   ------------  -------------  -------------  ---------------
Accounts receivable reserve
---------------------------
For the year ended December 31, 2000      $   319      $  4,966       $ --        $ (2,880)      $ 2,405

For the year ended December 31, 2001      $ 2,405      $    929       $ --        $ (3,155)      $   179

For the year ended December 31, 2002      $   179      $    (45)      $ --        $    (50)      $    84


Inventory reserves
---------------------------
For the year ended December 31, 2000      $   556      $  1,708       $1,600      $    (64)      $ 3,800

For the year ended December 31, 2001      $ 3,800      $ 18,783       $ --        $ (1,264)      $21,319

For the year ended December 31, 2002      $21,319      $   --         $ --        $(18,127)      $ 3,192


     Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

     3) Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.


b) Current reports on Form 8-K during the quarter ended December 31, 2002.

     On December 9, 2002 the Registrant filed a Form 8-K to announce that the escrow period for the shares of Axeda Systems Inc. placed in escrow at the closing of the eMation Ltd. acquisition has been extended until up to February 7, 2003 pursuant to a November 29, 2002 addendum to the December 7, 2001 escrow agreement entered into by and among the Axeda Systems Inc., Axeda Systems Ltd. (formerly eMation Ltd.), State Street Bank and Trust Company of California, N.A., as escrow agent and Oren Zeev, as shareholders' agent.

     On November 26, 2002 the Registrant filed a Form 8-K to announce that on November 19, 2002, the Company received confirmation from the Nasdaq Stock Market, Inc. that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we regained compliance with Nasdaq's minimum bid price per share ($1.00) requirement for continued listing on the Nasdaq National Market, and the Nasdaq Stock Market, Inc. has now closed this matter.

     On November 8, 2002 the Registrant filed a Form 8-K to announce that on November 8, 2002, Axeda Systems Inc. submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarterly period ended September 30, 2002.

     On October 18, 2002 the Registrant filed a Form 8-K to announce that on October 17, 2002, Axeda Systems Inc. mailed a letter to its shareholders describing recent business highlights, product advancements and a notification received from NASDAQ, which stated that the closing bid price of our common stock had been below $1.00 per share over the previous 30 consecutive trading days.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 3rd day of March 2003.

Axeda Systems Inc.

March 3, 2003

 By:     /s/ Robert M. Russell Jr.
           -----------------
           Robert M. Russell Jr.
           Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the persons whose signatures appear below, which persons have signed such Annual Report in the capacities and on the dates indicated.


Signature                             Title                                                       Date
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ Robert M. Russell Jr.             Chief Executive Officer and Chairman of the Board           March 3, 2003
-------------------------
Robert M. Russell Jr.                 (Principal Executive Officer)
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ Dale E. Calder                    Director and President                                      March 3, 2003
Dale E. Calder
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ Thomas J. Fogarty                 Chief  Financial  Officer,  Executive  Vice  President and  March 3, 2003
Thomas J. Fogarty                     Treasurer
                                      (Principal Financial and Accounting Officer)
------------------------------------- ----------------------------------------------------------- -----------------------
/s/Paul A. Vais                       Director                                                    March 3, 2003
Paul A. Vais
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ Walter L. Threadgill              Director                                                    March 3, 2003
Walter L. Threadgill
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ Bruce J. Ryan                     Director                                                    March 3, 2003
Bruce J. Ryan
------------------------------------- ----------------------------------------------------------- -----------------------
/s/ James McDonald                    Director                                                    March 3, 2003
James McDonald
------------------------------------- ----------------------------------------------------------- -----------------------

                               AXEDA SYSTEMS INC.
                                 CERTIFICATIONS


I, Robert M. Russell Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Axeda Systems Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: March 3, 2003                            /s/ Robert M. Russell Jr.
                                                      -------------------------
                                                      Robert M. Russell Jr.
                                                      Chief Executive Officer

                               AXEDA SYSTEMS INC.
                                 CERTIFICATIONS


I, Thomas J. Fogarty, certify that:

     1. I have reviewed this annual report on Form 10-K of Axeda Systems Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: March 3, 2003                          /s/ Thomas J. Fogarty
                                                    ---------------------
                                                    Thomas J. Fogarty
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                    EXHIBITS
----------------------------------------------------------------------------------------------------------
Exhibit Number     Exhibit Title
----------------  -----------------------------------------------------------------------------------------
2.1               Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics,
                  Inc., STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and
                  RAVISENT Operating Company, Inc. (7)
----------------  -----------------------------------------------------------------------------------------
2.2               Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd.
                  and RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating
                  Company, Inc. (8)
----------------  -----------------------------------------------------------------------------------------
2.3               Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among
                  RAVISENT Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of
                  eMation, Ltd. (12)
----------------  -----------------------------------------------------------------------------------------
3.1               Amended and Restated Certificate of Incorporation.(1)
----------------  -----------------------------------------------------------------------------------------
3.2               Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22,
                  2002.  (14)
----------------  -----------------------------------------------------------------------------------------
3.3               Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent Technologies Inc., a Delaware corporation, dated as of January 10,
                  2002. (17)
----------------  -----------------------------------------------------------------------------------------
4.1               Form of registrant's Specimen Common Stock Certificate. (1)
----------------  -----------------------------------------------------------------------------------------
4.2               Registration Rights Agreement dated April 30, 1998, by and among RAVISENT and parties listed on Schedule A therein. (1)
----------------  -----------------------------------------------------------------------------------------
4.3               Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30,
                  1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to
                  75,000 shares of common stock.(1)
----------------  -----------------------------------------------------------------------------------------
4.4               Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30,
                  1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to
                  200,000 shares of common stock.(1)
--------------- ------------------------------------------------------------------------------------------
4.5               Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated July 30,
                  1998, by and between RAVISENT and Progress Capital, Inc. for the purchase of up to
                  100,000 shares of  common stock.(1)

----------------  -----------------------------------------------------------------------------------------
4.6               Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated June 11,
                  1996, by and between RAVISENT and Meridian Bank.(1)
----------------  -----------------------------------------------------------------------------------------
4.7               Quadrant International, Inc. Common Stock Purchase Warrant Certificate, dated March 15,
                  1996, by and between RAVISENT and Meridian Bank.(1)
----------------  -----------------------------------------------------------------------------------------
4.8              Quadrant  International,  Inc.  Convertible  Debenture and Warrant  Purchase  Agreement,
                  dated  April 7, 1998,  by and  between  RAVISENT  and the  parties  who are  signatories thereto.(1)
----------------  -----------------------------------------------------------------------------------------
4.9              Convertible Debenture and Warrant Purchase Agreement, dated March  31, 1998, by and among RAVISENT and the parties who are signatories thereto.(1)
----------------  -----------------------------------------------------------------------------------------
4.10              Convertible  Promissory  Note  Purchase  Agreement,  dated as of April 26,  1999,  among
                  RAVISENT and the parties who are signatories  thereto.(1)
----------------  -----------------------------------------------------------------------------------------
4.11              Registration  Rights  Agreement,  dated as of April 26,  1999,  among  RAVISENT  and the parties listed on Schedule A thereto.(1)
----------------  -----------------------------------------------------------------------------------------
4.12              Revolving Demand Note, dated July 21, 1999 from Divico, Inc. in favor of Liuco, Inc. (4)
----------------  -----------------------------------------------------------------------------------------
10.1              RAVISENT's 1999 Stock Incentive Plan.(1)
----------------  -----------------------------------------------------------------------------------------
10.2              RAVISENT's 1999 Employee Stock Purchase Plan.(1)
----------------  -----------------------------------------------------------------------------------------
10.3              Form of Directors' and Officers' Indemnification Agreement.(1)
----------------  -----------------------------------------------------------------------------------------
10.4              Letter  Agreement,  dated October 28, 1997, by and between  RAVISENT and Dell  Products,
                  L.P. (1)
----------------  -----------------------------------------------------------------------------------------
10.5              Form of Software License Agreement.(1)
----------------  -----------------------------------------------------------------------------------------
10.6              Intangible Property License Agreement, dated July 21, 1999 by and between DVA, Inc. and
                  Divico, Inc. (4)
----------------  -----------------------------------------------------------------------------------------
10.7              Tax Sharing Agreement, dated July 21, 1999, by and between RAVISENT and its subsidiaries, Liuco, Inc., and Divico, Inc. (4)
----------------  -----------------------------------------------------------------------------------------
10.8              Assignment of Intellectual Property Rights, dated July 21, 1999, from RAVISENT to DVA,
                  Inc. (4)
----------------  -----------------------------------------------------------------------------------------
10.9              Bill of Sale, Assignment and Assumption Agreement, dated July 21, 1999, between
                  RAVISENT and Divico, Inc. (4)
----------------  -----------------------------------------------------------------------------------------

10.10+            Employment  Agreement,  dated May 10, 2001 by and between  RAVISENT  and Ned E.  Barlas.
                  (10)
----------------  -----------------------------------------------------------------------------------------
10.11+            Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and
                  Robert M. Russell, Jr. (11)
----------------  -----------------------------------------------------------------------------------------
10.12+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and Dale Calder
                  (15)
----------------  -----------------------------------------------------------------------------------------
10.13+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and  Thomas J.
                  Fogarty  (15)
----------------  -----------------------------------------------------------------------------------------
10.14+            Employment Agreement, dated December 7, 2001 by and between  RAVISENT and  Francis X.
                  Brown III (15)
----------------  -----------------------------------------------------------------------------------------
10.15+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and  Paul
                  Henderson (15)
----------------  -----------------------------------------------------------------------------------------
10.16             eMation Ltd. 2001 Share Incentive Plan.(13)
----------------  -----------------------------------------------------------------------------------------
10.17             eMation Ltd. 2001 Share Incentive Plan Form of Stock Option Agreement.(13)
----------------  -----------------------------------------------------------------------------------------
10.18             Form of Assumption Agreement. (13)
----------------  -----------------------------------------------------------------------------------------
10.19@            License and Distribution Agreement, dated July 26, 2002, by and between Electronics for
                  Imaging, Inc. and Axeda Systems Operating Company, Inc. (16)
----------------  -----------------------------------------------------------------------------------------
10.20+            Employment Agreement, dated January 10, 2002 by and between RAVISENT and John Roberts.
                  (17)
----------------  -----------------------------------------------------------------------------------------
10.21+            Employment Agreement, dated January 2, 2002 by and between RAVISENT and Rich McNeal.
                  (18)
----------------  -----------------------------------------------------------------------------------------
10.22@            Software Distribution Agreement, dated May 24, 2002, by and between Sonic IP, Inc. and
                  AXEDA SYSTEMS, Inc., RAVISENT I.P., Inc and RAVISENT OPERATING COMPANY, Inc. (19)
----------------  -----------------------------------------------------------------------------------------
21.1*             Subsidiaries of AXEDA.
----------------  -----------------------------------------------------------------------------------------
23.1*             Consent of KPMG LLP, Independent Auditors.
----------------  -----------------------------------------------------------------------------------------
(1)               Incorporated by reference to The registrant's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File NO.
                  333-77269).
----------------  -----------------------------------------------------------------------------------------
(2)               Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 1999.
----------------  -----------------------------------------------------------------------------------------
(3)               Incorporated by reference to the registrant's current
                  report on Form 8-K dated November 8, 1999, as filed with
                  the Securities and Exchange Commission on November 22, 1999
                  (File No. 00-26287).
----------------  -----------------------------------------------------------------------------------------
(4)               Incorporated by reference to the registrant's annual report on Form 10-K for the period ended December 31, 1999.
----------------  -----------------------------------------------------------------------------------------
(5)               Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000.
----------------  -----------------------------------------------------------------------------------------
(6)               Incorporated by reference to exhibit 99 to the registrant's quarterly report on Form
                  10-Q for the quarterly period ended September 30, 2000.
----------------  -----------------------------------------------------------------------------------------
(7)               Incorporated by reference the registrant's current report
                  on Form 8-K dated March 1, 2001, as filed with the
                  Securities and Exchange Commission on March 16, 2001.
----------------  -----------------------------------------------------------------------------------------
(8)                Incorporated by reference to the registrant's current
                   report on Form 8-K dated March 23, 2001, as filed with the
                   Securities and Exchange Commission on April 9, 2001.
----------------  -----------------------------------------------------------------------------------------
(9)               Incorporated by reference to the registrant's annual report on Form 10-K for the period ended December 31, 2000.
----------------  -----------------------------------------------------------------------------------------
(10)              Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.
----------------  -----------------------------------------------------------------------------------------
(11)              Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.
----------------  -----------------------------------------------------------------------------------------
(12)              Incorporated by reference to the registrant's Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on
                   November 19, 2001.
----------------  -----------------------------------------------------------------------------------------
(13)              Incorporated by reference to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.
----------------  -----------------------------------------------------------------------------------------
(14)              Incorporated by reference to Axeda's current report on Form 8-K dated February 25, 2002 as filed with the Securities and Exchange Commission on February 27, 2002.
----------------  -----------------------------------------------------------------------------------------


(15)              Incorporated by reference to the registrant's annual report on Form 10-K for the period ended December 31, 2002.
----------------  -----------------------------------------------------------------------------------------
(16)              Incorporated by reference to  Axeda's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.
----------------  -----------------------------------------------------------------------------------------
(17)              Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
----------------  -----------------------------------------------------------------------------------------
(19)              Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.
----------------  -----------------------------------------------------------------------------------------
@                 Confidential treatment granted for portions of this agreement
----------------  -----------------------------------------------------------------------------------------
+                 Compensation plans and arrangements for executives and others
----------------  -----------------------------------------------------------------------------------------
*                 Filed herewith

                                       94