Form 10-Q
period 2003-03-31
AXEDA SYSTEMS INC
filed 2003-05-15
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2003

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


                                 21 Oxford Road
                         Mansfield, Massachusetts 02048
                           ---------------------------

                    (Address of Principal Executive Offices)
       Registrant's Telephone Number, Including Area Code: (508) 337-9200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes No X

                           ---------------------------

On May 12, 2003, 27,257,788 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q





                                      INDEX

                                                                                                             Page
                                                                                                             ----
Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002 ............  2

                 Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited). ....................................................................  3

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and 2002 (unaudited). ....................................................................  4

                 Notes to the Consolidated Financial Statements .............................................  5


Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations ......  13

Item 3           Quantitative and Qualitative Disclosures About Market Risk .................................  29

Item 4           Controls and Procedures ....................................................................  29

Part II          Other Information

Item 1            Legal Proceedings .........................................................................  30

Item 2            Changes in Securities .....................................................................  31

Item 3            Defaults Upon Senior Securities ...........................................................  31

Item 4            Submission of Matters to a Vote of Security Holders .......................................  31

Item 5            Other Information .........................................................................  31

Item 6            Exhibits and Reports on Form 8-K ..........................................................  32


                 Certifications .............................................................................  34


PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




                                                                                            March 31,         December 31,
                                                                                               2003               2002
                                                                                               ----               ----
                                                                                           (Unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents, including restricted cash of  $100 in 2003
      and $650 in 2002.................... .................................................$   12,057       $   19,065
    Accounts receivable, net........................... ....................................     2,862            3,305
    Prepaid expenses and other current assets ..............................................     1,066              973
                                                                                                 -----              ---
      Total current assets....................................................... ..........    15,985           23,343

    Furniture and equipment, net................................................. ..........     2,832            3,111
    Goodwill.......................................................................... .....     3,640            3,651
    Identified intangible assets, net............................................ ..........     1,920            2,087
    Other assets ................................................................ ..........       336              321
                                                                                                   ---              ---
      Total assets............................................................... .......... $  24,713        $  32,513
                                                                                             =========        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of notes payable............................................. ..........   $   184          $   238
    Accounts payable............................................................. ..........     2,175            2,448
    Accrued expenses ............................................................ ..........     5,345            8,015
    Income taxes payable......................................................... ..........       673              616
    Deferred revenue............................................................. ..........       701            1,078
                                                                                                   ---            -----
      Total current liabilities.................................................. ..........     9,078           12,395

 Non-current liabilities:
    Notes payable, less current portion, and other non-current liabilities............ .....       979            1,046
                                                                                                   ---            -----
      Total liabilities...................................................... ..............    10,057           13,441
                                                                                                ------           ------

 Commitments and contingencies (note 6)

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2003 and
      2002, none issued or outstanding...................... ...............................        -                -
    Common stock, $.001 par value 50,000,000 authorized; 27,806,588 shares
      issued in 2003 and 27,822,217 in 2002...... ............................. ............        28               28
    Additional paid-in capital................................................... ..........   144,100          143,847
    Deferred stock compensation........................................................... .      (436)            (578)
    Accumulated deficit.......................................................... ..........  (127,667)        (122,880)
    Accumulated other comprehensive income....................................... ..........        11               35
    Treasury stock at cost, 603,800 shares in 2003 and 2002...................... ..........    (1,380)          (1,380)
                                                                                               -------          -------
      Total stockholders' equity................................................. ..........    14,656           19,072
                                                                                                ------           ------
      Total liabilities and stockholders' equity.......................... .................  $ 24,713         $ 32,513
                                                                                              ========         ========


     See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2003              2002
                                                                                    ----              ----
Revenues:
  License .................................................................   $      2,317    $      3,040
  Services and maintenance ................................................            963             543
  Hardware ................................................................            137           1,057
                                                                              ------------    ------------

    Total revenues ........................................................          3,417           4,640
                                                                              ------------    ------------

Cost of revenues:
  License .................................................................            511           1,035
  Services and maintenance ................................................          1,012             717
  Hardware ................................................................           --             1,009
  Software amortization ...................................................            157             529
                                                                              ------------    ------------

    Total cost of revenues ................................................          1,680           3,290
                                                                              ------------    ------------

    Gross profit ..........................................................          1,737           1,350
                                                                              ------------    ------------

Research and development
  Non-cash compensation ...................................................             28              64
  Other research and development expense ..................................          1,714           2,232
Sales and marketing
  Non-cash compensation ...................................................             11              19
  Other selling and marketing expense .....................................          2,505           4,802
General and administrative
  Non-cash compensation ...................................................            103             860
  Other general and administrative expense ................................          2,561           3,063
  Depreciation and amortization ...........................................            308             310

    Total operating expenses ..............................................          7,230          11,350
                                                                              ------------    ------------

    Operating loss ........................................................         (5,493)        (10,000)

Gains on disposals of assets ..............................................            743            --
Interest income (expense), net ............................................             31             220
Other income (expense), net ...............................................            (18)           --
                                                                              ------------    ------------

Loss before provision for income taxes (benefit) ..........................         (4,737)         (9,780)

     Provision for income taxes (benefit) .................................             50            (668)
                                                                              ------------    ------------

Net loss ..................................................................   $     (4,787)   $     (9,112)
                                                                              ============    ============

Basic and diluted net loss per weighted average common share outstanding ..   $      (0.18)   $      (0.34)
                                                                              ============    ============
Weighted average number of common shares outstanding used in calculation of
basic and diluted net loss per common share ...............................     27,179,237      26,789,174
                                                                              ============    ============

     See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2003         2002
                                                                                  ----         ----
Cash flows from operating activities:
  Net loss ..................................................................   $ (4,787)   $ (9,112)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................        465         839
  Net (gains) and losses on disposal of assets ..............................       (729)       --
  Non-cash compensation .....................................................        142         943

Changes in items affecting operations:
  Accounts receivable .......................................................        443         (85)
  Inventories ...............................................................       --         1,786
  Loan receivable--officer ..................................................       --            34
  Prepaid expenses and other current assets .................................        (93)        495
  Goodwill, intangible assets and other assets ..............................         (4)        (18)
  Accounts payable ..........................................................       (273)       (269)
  Accrued expenses ..........................................................     (1,674)     (2,607)
  Income taxes payable ......................................................         57        (668)
  Deferred revenue ..........................................................       (377)       (168)
                                                                                --------    --------
    Net cash used in operating activities ...................................     (6,830)     (8,830)
                                                                                --------    --------

Cash flows from investing activities:
  Capital expenditures ......................................................       (105)       (223)
                                                                                --------    --------
    Net cash used in investing activities ...................................       (105)       (223)
                                                                                --------    --------

Cash flows from financing activities:
  Repayments of long-term debt and other non-current liabilities and other ..       (121)     (1,770)
                                                                                --------    --------
    Net cash used in financing activities ...................................       (121)     (1,770)
                                                                                --------    --------

Effect of exchange rate changes on cash and cash equivalents ................         48         (76)
                                                                                --------    --------

Net decrease in cash and cash equivalents ...................................     (7,008)    (10,899)
Cash and cash equivalents:
Beginning of period .........................................................     19,065      47,349
                                                                                --------    --------
End of period, including restricted cash of $100 in 2003 and $1,399 in 2002 .   $ 12,057    $ 36,450
                                                                                ========    ========

     See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to March 31, 2003 and 2002 is unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1)       Summary of Significant Accounting Policies

a)       Description of Business and Liquidity

Axeda Systems Inc. ("we", "our", "us" or "Axeda") develops, markets and sells enterprise software products and services used by multiple industries and customers worldwide for Device Relationship Management ("DRM"), to access and exploit information hidden within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers ("OEMs") and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices for DRM in the United States, Japan and France.

In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. In 2003 our revenues have been substantially generated from selling DRM products. During 2002 our revenues were increasingly generated from selling DRM products.

We have sustained significant net losses and negative cash flows from operations since our inception. For the quarters ended March 31, 2003 and 2002, our net losses were $4,787 and $9,112, respectively, and negative cash flows from operations were $6,830 and $8,830, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. However, management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through at least March 31, 2004.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by 43%, and have closely monitored our infrastructure costs. We exited the personal computer, or PC, business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the first quarter of 2003, we recorded $2.3 million in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future losses will continue to be lower than in previous quarters. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future. To the extent our cash and cash equivalent amounts or future revenues prove to be insufficient, we will further reduce our operating costs. We may also raise cash through the sale of equity or issuance of debt if the capital markets present attractive opportunities.

b)       Basis of Presentation

The interim consolidated financial statements of Axeda for the three months ended March 31, 2003 and 2002 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring items, necessary to present fairly the financial position of Axeda at March 31, 2003 and 2002 and the results of its operations and cash flows for the three months then. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2003.

c)       Principles of Consolidation

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

e)       Revenue Recognition
     We recognize software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). License revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production modification or customization and collectibility is probable.

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

     Revenues related to development contracts involving significant modification or customization of software under development arrangements are recognized in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

     Royalties representing software license fees paid on a per unit basis are recognized when earned, which is based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from us and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to notify us within 15 to 45 days of the end of the quarter during which the sales of the licensees' products take place. We record the revenue in the quarter following the sale of the licensee's products to its customers.

     Hardware revenues are recognized upon shipment of products to customers. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB 101") issued by the U.S. Securities and Exchange Commission ("SEC").

f)       Financial Instruments

          Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value.

g)       Stock-based Compensation

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

             At March 31, 2003 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2003        2002
                                                                --------    --------
Net loss, as reported .......................................   $ (4,787)   $ (9,112)
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards ..................................................       (504)     (1,215)
                                                                --------    --------
Pro forma net loss...........................................   $ (5,291)   $(10,327)
                                                                ========    ========
Net loss per common share - basic and diluted:
     As reported ............................................   $  (0.18)   $  (0.34)
                                                                ========    ========
     Pro forma ..............................................   $  (0.19)   $  (0.39)
                                                                ========    ========

     We used the following range of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                        Three Months Ended March 31,
                                        ----------------------------
                                           2003           2002
                                           ----           ----
Dividend yield......................         0%            0%
Expected volatility...................      97%          192%
Average expected option life........         4 years       4 years
Risk-free interest rate...............    1.27%         2.28%

h)       Use of Estimates

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


i)       Computation of Earnings Per Share

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

         The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

i) Three Months Ended March 31, 2003

Options to purchase approximately 5.0 million shares of common stock with a weighted-average exercise price of $1.95 were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.4 million options that are vested, with a weighted average exercise price of $2.62, of which 0.8 million are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 0.6 million shares of common stock with a weighted-average exercise price of $2.80 were vested and outstanding during the three months ended March 31, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.2 million warrants that are vested and in the money, with a weighted average exercise price of $0.06. The warrants have various expiration dates during the next 5 years.

ii) Three Months Ended March 31, 2002

Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.50 were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.7 million options that were exercisable, with a weighted average exercise price of $3.32, of which
1.3 million were vested and exercisable, with a weighted average exercise price of $1.25.

Warrants to purchase approximately 0.5 million shares of common stock with a weighted-average exercise price of $3.20 were vested and outstanding during the three months ended March 31, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.3 million warrants that were vested and in the money, with a weighted average exercise price of $0.27.

j)       Recent Accounting Pronouncements

In April 2003 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") initiated a project, Issue 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" ("EITF 03-5"). The EITF consideration of the interaction between EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," and higher-level literature resulted in concern about apparent diversity in practice with respect to the application of the provisions of SOP 97-2 to arrangements containing software deliverables and non-software deliverables. A similar Issue had been removed from the EITF agenda in November of 2002 (along with eight other revenue recognition issues) in light of the FASB's project on revenue recognition. EITF 03-5 will consider the narrower issue of whether the provisions of SOP 97-2--particularly the VSOE requirements--apply to (a) all deliverables in an arrangement containing more-than-incidental software or (b) only software elements (as defined in SOP 97-2). The issue is whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The EITF has not yet reached a consensus on this matter.

In March 2003 the FASB added a project to its agenda that will seek to improve the accounting and disclosures relating to stock-based compensation, with a view to issuing an Exposure Draft later this year that could become effective in 2004. The project will address whether compensation paid in the form of equity instruments should be recognized in the financial statements and how that compensation should be measured. In April 2003 the FASB decided that goods or services received in exchange for compensation result in a cost that is recognized in the income statement as an expense when the goods or services are consumed by an enterprise, that the economic event being measured is the exchange of goods or services received for stock-based compensation, that the measurement focus of that exchange is the value of the goods or services received, that the exchange should be measured at the grant date and that the measurement attribute for the exchange is the fair value. The FASB believes there is a need for one consistent approach to recognize the costs associated with employee stock options, and also will examine whether there are ways to improve the precision and consistency of measuring the cost of employee stock options, as well as whether to require additional informative disclosures. Subsequent to the April decisions by the FASB, the United States Senate introduced proposed legislation that calls for a three-year moratorium on mandatory expensing of stock-based compensation and directs the Securities and Exchange Commission to call for improved disclosure on employee stock option plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

Beginning in February 2003, the FASB staff issues future application guidance (like that found in Staff Implementation Guides and Staff Announcements) through FASB Staff Positions ("FSPs"). In April 2003 the FASB proposed the FSP "Accounting for intellectual property infringement indemnifications under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under the proposal, an indemnification by a software vendor-licensor included in a software licensing agreement that indemnifies the licensee against liability and damages arising from any claims of infringement by the software vendor's software constitutes a guarantee subject to the scope of FIN 45, but is not subject to the initial recognition and measurement provisions thereof. Rather, the software vendor must make the disclosures required under FIN 45. Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. We also warrant to customers, when requested, that our software products operate substantially in accordance with standard specifications for a limited period of time. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made.

On January 1, 2003 we adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. We have applied the disclosure provisions of SFAS 148 in the notes to the consolidated financial statements. The adoption of SFAS 148 did not have an impact on our results of operations, financial position or cash flows because we did not adopt the fair value method of accounting.

On January 1, 2003 we adopted SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue number 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). This consensus addresses the accounting issues pertaining to consideration received from a vendor, and is applicable for new arrangements or modification of existing arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have an impact on our results of operations, financial position or cash flows.

k)       Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

        Accounts receivable are net of provisions for doubtful accounts of $56 and $84 as of March 31, 2003 and December 31, 2002, respectively.

      Acquired Intangible Assets

        Accumulated amortization at March 31, 2003 and December 31, 2002 was $240 and $73, respectively.

3)       Notes Payable

As of March 31, 2003, we had approximately $161 outstanding on an equipment line of credit with EVP with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period ending in December 2003. As of March 31, 2003, we are in compliance with all of the covenants to EVP.

4)       Line of Credit

We received a commitment letter from a commercial bank in April 2003 in connection with a line of credit in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible domestic accounts receivable). We are finalizing the terms and documenting the loan agreement.

5)       Accrued Expenses

Accrued expenses consist of the following:

                                                  March 31,   December 31,
                                                    2003          2002
                                                    ----          ----
Legal and professional fees ......................   $  553     $1,202
Payroll and related costs ........................    1,461      2,778
Severance ........................................      268        355
Unutilized leased facilities .....................      683        566
Royalties to Israeli government agencies .........      484        828
Legal settlements ................................        2        277
Sales, excise and other taxes ....................      610        689
Other ............................................    1,284      1,320
                                                     ------     ------
                                                     $5,345     $8,015
                                                     ======     ======

6)       Commitments and Contingencies

On March 20, 2003, Industria Politecnica Meridionale Spa. ("IPM"), an Italian corporation, filed a claim against us. The action was filed in the United States District Court for the Northern District of California (the "Court"). The lawsuit alleges breach of an agreement between our Internet appliance ("IA") subsidiary and IPM and fraud in connection with the delivery of circuit boards to IPM that were unsuited for the purpose for which they were intended, and claims damages of $15 million for breach of contract, and $15 million each for fraud and punitive or exemplary damages. We believe that such lawsuit and claims are wholly without merit and that we have meritorious defenses to the actions, as well as significant counterclaims. We plan to vigorously defend the litigation, and, on May 2, 2003 we moved to dismiss all claims against us. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition. We are unable to predict the outcome of these matters or reasonably estimate an amount of possible loss given the current status of this matter.

Various third parties have notified us, as well as some of our former customers for our former digital media products, that our former DVD products infringe patents held by such third parties. We have received notices of up to an aggregate of $6.5 million dollars asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our products may infringe such patents. We are unable to predict the outcome of these matters, however, we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and, in 2002, accrued $375.

In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies and the remaining $550 of the purchase price for the sale of the assets of our former IA business held in escrow by a third party for indemnification purposes (included in restricted cash at December 31, 2002), was paid to us and is no longer restricted. In connection with this settlement agreement, we reversed accruals of approximately $743 initially recorded in March 2001 as part of the sale of our former IA business.

We entered into a confidential settlement agreement with a former lender in February 2003 to settle all claims between the parties, whereby in February 2003 we paid $137.5 and issued a warrant to purchase 100,000 shares of our common stock with an exercise price per share of $0.58533, which had an estimated fair value of approximately $26.

In January 2003 we settled a dispute with a former vendor for our former IA products whereby we entered into a confidential settlement and release agreement and paid the vendor $550. The cost of the settlement was accrued as of December 31, 2002.

7)       Segment Information

We sell and license our technology to customers primarily in North America, Europe and Asia. A majority of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

                                       Three Months Ended March 31,
                                 ----------------------------------------
                                         2003              2002
                                 ------------------  --------------------
Country/ Geographic Region               % of Total           % of Total
--------------------------               ----------           ----------
North America:
     United States ............   $1,217       36%   $2,072        45%
     Canada ...................      250        7       677        14
                                  ------   ------    ------    ------
          Total - North America    1,467       43     2,749        59
                                  ------   ------    ------    ------

Europe:
     Germany ..................       16     --         273         6
     France ...................      583       17       598        13
     Netherlands ..............      121        4       263         6
     Switzerland ..............      152        5      --        --
     United Kingdom ...........       62        2       124         3
     Other ....................      277        8       262         5
                                  ------   ------    ------    ------
          Total - Europe ......    1,211       36     1,520        33
                                  ------   ------    ------    ------

Asia-Pacific:
     Israel ...................      117        3       101         2
     Japan ....................      540       16       212         5
     Other ....................       23        1        33         1
                                  ------   ------    ------    ------
          Total - Asia-Pacific       680       20       346         8
                                  ------   ------    ------    ------

Other .........................       59        1        25      --
                                  ------   ------    ------    ------


         Total ................   $3,417     100%     $4,640      100%
                                  ======     ====     ======      ====

8)       Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the quarter ended March 31, 2003 DRM is our reportable segment.

The DRM segment was created as a result of the acquisition of eMation in December 2001. DRM is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

                         Three Months Ended March 31,
                         ----------------------------
                               2003          2002
                              ------        ------
Revenues:
  DRM .....................   $3,031        $2,494
  Other ...................      386         2,146
                              ------        ------

          Total ...........   $3,417        $4,640
                              ======        ======

Gross profit:
       DRM ................   $1,600        $  966
       Other ..............      137           384
                              ------        ------

          Total ...........   $1,737       $1,350
                              ======        ======


9)       Consolidated Statements of Cash Flows

         Supplemental disclosure of cash flow information:
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003   2002
                                                          -----   ----
Cash paid during the period for:
  Interest ..........................................     $  22   $ 40
                                                          =====   ====
  Income taxes ......................................      --      --
                                                          =====   ====
Non-cash investing and financing activities:
  Amortization of deferred stock compensation .......       142    324
                                                          =====   ====

10) Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                                    Three Months Ended March 31,
                                                      2003              2002
                                                    -------           -------
Net loss .........................................  $(4,787)          $(9,112)
Foreign currency translation adjustment ..........      (48)               76
                                                    -------           -------
Comprehensive loss ...............................  $(4,835)          $(9,036)
                                                    =======           =======

                               Axeda Systems Inc.
ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for NASDAQ delisting if the trading price of our stock remains below $1.00; declining sales of our legacy products; our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion or achieve benefits attributable to our DRM solutions; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ that are included in this report, are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

Overview and Recent Events

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an entry into the DRM market and changed our strategic focus to the enterprise software and services market. eMation historically derived its main source of revenues from its industrial automation products, which are now offered as Axeda Agent components of our DRM system. While we continue to sell the components of the DRM system, such as the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of the Axeda DRM system. For the three months ending March 31, 2003, substantially all of our license and services revenues were from sales of our DRM Solutions.

In May 2002 we entered into a Software Distribution Agreement with Sonic IP, Inc. ("Sonic"), a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the personal computer, or PC, business and terminated or assigned to Sonic substantially all of the customer contracts of our PC business. As a result, a comparison of our results in 2003 with 2002 may not provide a meaningful indication of our future performance.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                                                  Three Months Ended March 31,
                                                         -----------------------------------------------
                                                                    2003                   2002
                                                         ---------------------  ------------------------
                                                                   Percentage of           Percentage of
                                                           Amount     Revenues   Amount      Revenues
                                                           ------     --------   ------      --------
Revenues:
   License ...........................................   $  2,317        67.8%  $  3,040         65.5%
   Services and maintenance ..........................        963        28.2        543         11.7
   Hardware ..........................................        137         4.0      1,057         22.8
                                                           ------       -----     ------        -----
     Total revenues ..................................      3,417       100.0      4,640        100.0
                                                           ------     --------    -------     ------

Cost of revenues:
   License ...........................................        511        15.0      1,035         22.3
   Services and maintenance ..........................      1,012        29.6        717         15.5
   Hardware ..........................................       --          --        1,009         21.7
   Software amortization .............................        157         4.6        529         11.4
                                                           ------     --------    -------     ------
     Total cost of revenues ..........................      1,680        49.2      3,290         70.9
                                                           ------     --------    -------     ------

    Gross profit .....................................      1,737        50.8      1,350         29.1
                                                           ------     --------    -------     ------

Research and development (R&D)
    Non-cash compensation ............................         28         0.8         64          1.4
    Other R&D expense ................................      1,714        50.2      2,232         48.1
Sales and marketing (S&M)
    Non-cash compensation expense ....................         11         0.3         19          0.4
    Other S&M expense ................................      2,505        73.3      4,802        103.5
General and administrative (G&A)
    Non-cash compensation ............................        103         3.0        860         18.5
    Other G&A expense ................................      2,561        74.9      3,063         66.0
Depreciation and amortization ........................        308          9.0        310          6.7
                                                           ------     --------    -------     ------

Total operating expenses .............................      7,230       211.6     11,350        244.6
                                                           ------     --------    -------     ------

Operating loss .......................................     (5,493)     (160.7)   (10,000)      (215.5)

Gains on disposal of assets ..........................        743        21.7       --            --
Interest income (expense), net .......................         31         0.9        220          4.7
Other income (expense), net ..........................        (18)       (0.5)      --            --
                                                           ------     --------    -------     ------
Loss before provision for income taxes (benefit) .....     (4,737)     (138.6)    (9,780)      (210.8)
Provision for income taxes (benefit) .................         50         1.5       (668)       (14.4)
                                                            ------     --------    -------     ------
Net loss .............................................   $ (4,787)     (140.1)% $ (9,112)      (196.4)%
                                                           ======     ========    =======     ======

Revenues. Overall revenues decreased by 26%, or $1.2 million, from $4.6 million in the quarter ending March 31, 2002 to $3.4 million during the quarter ending March 31, 2003. Sales of our DRM systems increased $0.5 million or 22% while PC and hardware sales decreased $1.7 million or 82% over the same period of the prior year. Our license and hardware revenues decreased $0.7 million and $0.9 million respectively, while our services and maintenance revenues increased $0.4 million from the prior year.

The $0.7 million decrease from the prior year in license revenues was attributable to the discontinuance of our former PC business, which contributed $0.8 million to the decrease and was offset by a $0.1 million increase in DRM licensing fees. In 2003 we expect license revenues from our former PC business to be minimal, as we have exited the PC business, and expect DRM license revenues to increase as our DRM software solutions are more widely adopted.

Decreased sales of components for our former Internet appliances and Internet set-top boxes resulted in a decline in hardware revenues of approximately $0.9 million for the quarter ended March 31, 2003 from $1.1 million for the quarter ended March 31, 2002. In 2003, we expect hardware revenues and related gross profit to be minimal.

Services and maintenance revenues increased 77% from approximately $0.5 million for the quarter ended March 31, 2002 to approximately $1.0 million for the quarter ended March 31, 2003. The increase was attributable to a greater demand for professional services in connection with existing DRM installations as well as additional maintenance plans sold with our DRM Systems.

Historically, the majority of our revenues has been derived from a small number of customers. However, as our model has shifted to the enterprise software market, our revenues have been less concentrated. For the quarter ended March 31, 2003, our top three customers accounted for $1.0 million or 28% of our total revenues. For the quarter ended March 31, 2002, three customers accounted for $1.6 million or 34% of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base and we expect early adopters of our DRM solutions to increase our revenues.

We sell our DRM system solutions to Global 2000 companies in the industrial and building automation, high technology devices, medical instrumentation, semiconductor equipment, and office automation industries. In the quarter ended March 31, 2003 companies based in North America accounted for 43% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

Cost of Revenues. Cost of revenues decreased $1.6 million or 49% from $3.3 million during the quarter ended March 31, 2002 to $1.7 million for the quarter ended March 31, 2003. Cost of revenues for license fees and hardware sales decreased approximately $0.5 million and $1.0 million, respectively, from the prior year, while cost of revenues associated with services and maintenance increased approximately $0.3 million from the prior year. In addition, amortization of our developed and core technologies, acquired in the eMation acquisition, decreased $0.4 million for the quarter ended March 31, 2003 due to an impairment charge recorded for our identified intangible assets in the fourth quarter of 2002.

The $0.5 million decrease in cost of license revenues from the prior year is due to a decrease in costs associated with our former PC products. The $1.0 million decrease in cost of hardware revenues corresponds to the decrease in hardware sales. The $0.3 million increase in cost of services and maintenance is attributable to the $0.7 million increase in our DRM services and maintenance plans for the quarter ended March 31, 2003. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues will be comprised entirely of our DRM products. The addition of non-cash amortization of acquired technology will partially offset this future decrease in cost of revenues as a percentage of total revenues, and will represent approximately $0.6 million of our cost of revenues for the year ending December 31, 2003.

Gross Profit. Gross profit increased by $0.4 million, or 29%, from $1.4 million for the quarter ended March 31, 2002 to $1.7 million for the quarter ended March 31, 2003. The increase in gross profit is attributable to an increase in revenues of our DRM license fees, services and maintenance, and reduced software amortization expense offset by a decrease in revenues associated with sales of our former PC products.

For the quarter ended March 31, 2003, 96% of our total revenues were derived from licenses and services and maintenance, in comparison to 78% in 2002. As a percentage of total revenues, gross profit increased from 29% for the quarter ended March 31, 2002 to 51% for the quarter ended March 31, 2003. The overall reduction in negative gross profit from our services and maintenance operations was the result of an increase in the number of billable consulting engagements.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Research and development expenses decreased 23%, from $2.2 million for the quarter ended March 31, 2002 to $1.7 million for the quarter ended March 31, 2003.

The elimination of the PC development team in 2002 contributed $0.8 million to the decrease in research and development expenses during the quarter ended March 31, 2003, from the prior year, and was partially offset by $0.2 million for additional DRM development staff and $0.1 million of one-time transition expenses associated with the closing of our Israeli operations. As a percentage of total revenues, other research and development expenses increased from 48% to 50%. The increase in research and development expenses as a percentage of total revenues resulted from reduced hardware revenues. We expect research and development expenses to decrease in 2003 as we optimize our development teams to meet our current business requirements. Additionally, we expect research and development to decrease as a percentage of revenue as our future revenues increase.

Sales and Marketing Expense. Other selling and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts, as well as technical support costs. Selling and marketing expenses decreased $2.3 million or 48% from $4.8 million for the quarter ended March 31, 2002 to $2.5 million for the quarter ended March 31, 2003.

The elimination of our former business development personnel focused on professional services in 2002 contributed $1.2 million to the decrease in sales and marketing expense for the quarter ended March 31, 2003 from the prior year. In addition, $0.6 million of the decrease was equally attributable to elimination of the PC sales team and a reduction in initial branding expense in 2002. Decreases in public relations expense, the use of outside consultants, advertising and severance also contributed $0.5 million to the sales and marketing expense decrease for the quarter ended March 31, 2003. As a percentage of total revenues, sales and marketing expenses decreased from 104% to 73% due to both lower revenues and lower sales and marketing expenses. We expect sales and marketing expenses to decrease in 2003 as we optimize our sales and marketing teams to meet our current business requirements. Additionally, we expect sales and marketing to decrease as a percentage of revenue as our future revenues increase.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, legal, human resources, information systems and other departments. Other general and administrative expenses decreased $0.4 million or 15% from $3.0 million for the quarter ended March 31, 2002 to $2.6 million for the quarter ended March 31, 2003. As a percentage of total revenues, other general and administrative expenses increased from 65% to 75% of total revenues due to a decrease in revenues.

The $0.4 million decrease in other general and administrative expenses consists of a $0.2 million decrease in rent expense in support of our former PC business and a $0.2 million decrease in other costs over the prior year. In addition, reduced costs associated with the closure of our Israeli operations and outside consultants were offset by an increase in severance expense for the quarter ending March 31, 2003. We expect general and administrative expense to decrease in 2003 as we optimize our general and administrative teams to meet our current business requirements. Additionally, we expect general and administrative expense to decrease as a percentage of revenue as our future revenues increase.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense decreased from $0.9 million for the quarter ended March 31, 2002 to $0.1 million for the quarter ended March 31, 2003. The decrease is attributable to grant accelerations, grant modifications and deferred compensation expense incurred in 2002. No similar expense was incurred in the first quarter of 2003. For the quarter ended March 31, 2002, a $0.4 million expense was incurred for the acceleration of option vesting in accordance with certain employment agreements. In addition, $0.2 million was the result of amortization of deferred compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the first quarter 2002 non-cash compensation general and administrative expense was attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Depreciation and Amortization. We recorded depreciation and amortization of $0.3 million for the quarters ended March 31, 2003 and March 31, 2002.

Gains on Sales of Assets. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. No corresponding gains were recorded for the quarter ended March 31, 2002.

Interest Income and (Expense), Net and Other, Net. Net interest income decreased $0.2 million, or 85%, for the quarter ended March 31, 2003 over the comparable period in 2002. The decrease is the result of lower bank interest rates and lower cash balances from 2002.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the quarter ended March 31, 2002 is attributable to the reversal of certain 2001 U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

                               Axeda Systems Inc.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics ("CE") and IA businesses. As of March 31, 2003, we had approximately $12.1 million in cash and cash equivalents.

Net cash used in operating activities for the quarter ending March 31, 2003 was $6.8 million, compared to $8.8 million for the quarter ending March 31, 2002. Cash used in operating activities for the first quarter of 2003 was primarily the result of our net loss of approximately $4.8 million and other changes in working capital of $2.2 million. The reduction in net cash used is primarily the result of the lower net loss.

Net cash used in investing activities for the quarter ending March 31, 2003 was $0.1 million, as compared to $0.2 million for the quarter ending March 31, 2002, and consisted of purchases of furniture and equipment in both periods.

Net cash used in financing activities was $0.1 million for the quarter ending March 31, 2003, compared to $1.8 million for the quarter ending March 31, 2002, and consisted of principal payments reducing indebtedness in each period.

As of March 31, 2003, we had approximately $0.2 million outstanding on an equipment loan facility ("the Loan") with payments due monthly over a 36 month period ending in December 2003. As of March 31, 2003, we were in compliance with all of our covenants under the Loan.

As of March 31, 2003, we have $1.4 million of estimated accrued costs related to facilities leases that we no longer occupy. We have made significant efforts to terminate these leases, but if these leases cannot be terminated or if the facilities cannot be sublet, we may be required to make these payments over the respective lease terms.

We maintain an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank of $0.15 million as security for our corporate headquarters lease. The letter of credit expires in August 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by 43%, and have closely monitored our infrastructure costs. We exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the first quarter of 2003, we recorded $2.3 million in restructuring charges to reduce staffing levels, to terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future losses will continue to be lower than in previous quarters. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future. To the extent our cash and cash equivalent amounts or future revenues prove to be insufficient, we will further reduce our operating costs.

We believe that our current cash and cash equivalents balance will be adequate to meet our cash needs through at least March 31, 2004, and our current business plan does not foresee the need for further financing to fund our operations for the next year. However, due to risks and uncertainties in the market place, we may need to raise additional capital. To provide additional flexibility, we received a commitment letter from a commercial bank in April 2003 in connection with a line of credit in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible domestic accounts receivable). We are finalizing the terms and documenting the loan agreement. In addition, if the capital markets present other attractive opportunities, we may raise cash through the sale of equity or issuance of debt.

We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

                               AXEDA SYSTEMS INC.

Employee and Director Stock Options

Option Program Description

         Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1999 Stock Incentive Plan (1999 Plan). The 1999 Plan has three separate programs which include: the discretionary option grant program, under which employees may be granted options to purchase shares of common stock; the stock issuance program, under which eligible employees may be granted shares of common stock; and the automatic grant program, whereby eligible non-employee board members are granted options to purchase shares of common stock. In addition, our stock option program includes the 1995 Stock Option Plan (the 1995 Plan), from which we no longer grant options. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally 1 to 4 years and expire 10 years from the grant date for the 1999 Plan. Option vesting periods are generally 2 to 5 years and expire 5 to 10 years from the grant date for the 1995 Plan.

         All stock option grants to executive officers are made after a review by and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the NASDAQ Stock Market. See the "Compensation Committee Report in Executive Compensation" appearing in our 2003 Proxy Statement for further information concerning our policies and procedures, including those of the Compensation Committee, regarding the use of stock options.

Distribution and Dilutive Effect of Options

         The table below provides information about stock options granted for the first quarter of 2003 and for the year ended December 31, 2002 to our Chief Executive Officer and our three other executive officers, as identified in our 2003 Proxy Statement. This group is referred to as the Named Executive Officers. Please refer to the section headed "Executive Options" below for the Named Executive Officers.

         Options granted to Named Executive Officers for the first quarter of 2003 and the year ended December 31, 2002 are summarized as follows:


                                                                  Three Months    Year Ended
                                                                Ended March 31,   December 31,
                                                                       2003         2002
                                                                      ------        -------
Net grants during the period as % of outstanding shares (#) ..........   -%          9.17%

Grants to named executive officers* during the period as %
of total options granted (%) .........................................   -%         13.82%

Grants to named executive officers* during the period as %
of outstanding shares granted (%) ....................................   -%          1.27%

Cumulative options held by named executive officers* as %
of total options outstanding (%) .....................................39.26%         40.90%

* See "Stock Option Exercises and Option Holdings," below for named executive officers; these are our CEO and our three other executive officers.

General Option Information

         The following table sets forth the summary of activity under the Plans for the three months ended March 31, 2003 and the year ended December 31, 2002:


                                                      Options Outstanding
                                              ----------------------------------
                            Number of Shares                    Weighted Average
                              Available for                      Exercise Price
                                 Options      Number of Shares    (per share)
                                 -------      ----------------    -----------
December 31, 2001 ........         771,301        3,781,592       $   2.43
                                   -------        ---------       --------

Grants ...................      (2,533,700)       2,533,700           1.63
Exercises ................            --           (207,331)          0.26
Cancellations* ...........         925,823       (1,029,142)          3.27
Additional shares reserved       1,100,000              N/A
                                 ---------        ---------
December 31, 2002 ........         263,424        5,078,819       $   1.95
                                   -------        ---------       --------

Grants ...................            --               --              --
Exercises ................            --             (2,500)          0.01
Cancellations* ...........          83,015          (90,047)          1.58
Additional shares reserved         600,000              N/A
                                   -------       ----------
March 31, 2003 ...........         946,439        4,986,272       $   1.95
                                   =======       ==========          =====


* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 103,319 and 7,032 shares that were cancelled during 2002 and the first quarter of 2003, respectively, as no options will be granted in the future pursuant to these assumed plans.



The following table sets forth a comparison, as of March 31, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on March 31, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

                                   Exercisable               Unexercisable                Total
                           ------------------------   --------------------------  ----------------------
                                           Weighted                  Weighted                   Weighted
                                           Average                   Average                    Average
                            Number of      Exercise    Number of     Exercise      Number of    Exercise
                             Shares        Price        Shares       Price          Shares      Price
                              ------       ------       ------     -------------    ------      --------
In-the-money ............ .   798,637       $ 0.01      320,067          $ 0.01    1,118,704      $ 0.01
Out-of-the-money (1) .... . 1,607,352       $ 3.92    2,260,216          $ 1.52    3,867,568      $ 2.51
Total options outstanding . 2,405,989       $ 2.62    2,580,283          $ 0.75    4,986,272      $ 1.95

(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $0.40 as of March 31, 2003, as reported by the NASDAQ National Market.


Executive Options

We did not grant any stock options to our Named Executive Officers in the first quarter of 2003.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers in the three months ended March 31, 2003, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of March 31, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of March 31, 2003 of our common stock.

                                                      Number of Securities Underlying         Values of Unexercised
                     Number of Shares                      Unexercised Options                In-the-Money Options**
Named Executive          Acquired on     Value        ------------------------------      ----------------------------
 Officer *                Exercise      Realized     Exercisable      Unexercisable      Exercisable    Unexercisable
 ---------                --------      --------     -----------      -------------      -----------    -------------
 Robert M. Russell               -          $ -       315,415           565,585          $62,833        $ 69,567
 Dale Calder                     -            -       359,375           215,625           86,250          33,750
 Thomas J. Fogarty               -            -       197,290           132,710           50,000               -
 Ned Barlas                      -            -       108,560            63,273           21,000               -

*The definition of "named executive officer" here is the same definition used in our 2003 proxy statement: our CEO and our three other executive officers.

**Option values based on stock price of $0.40 on March 31, 2003.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of March 31, 2003:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights      Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)                Column (1) )
-------------                              ----------             --------------           ------------------
Equity Compensation Plan Approved by
Shareholders (A) (B)                                3,667,913                 $ 2.19            946,439
                                                    =========                 ======            =======

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

(B) The number of shares reserved for issuance under our 1999 Stock Incentive Plan is automatically increased on January 1 of each year by an amount equal to three percent (3%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed six hundred thousand (600,000) shares. On January 1, 2003, 600,000 additional shares were reserved for issuance. If proposal three in our 2003 proxy statement is approved at our 2003 annual meeting, the limit of six hundred thousand (600,000) shares on the amount by which the share reserve under the plan automatically increases at the beginning of each year will be increased to one million (1,000,000) shares.


Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1j to the consolidated financial statements included at Part I, Item 1 herein.

                               Axeda Systems Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $4.8 million for the quarter ended March 31, 2003. To date, we have not achieved operating profitability on an annual basis.

We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

Although our current business plan does not foresee the need for further financing to fund our operations for the next year, due to risks and uncertainties in the market place, we may need to raise additional capital. Additionally, to the extent that the proceeds from the dispositions of our CE and IA businesses and license of our PC business are exhausted, and if our existing sources of cash and cash flow from operations, if any, are insufficient to fund our activities, we may need to raise additional funds. Our cash used in operations for the three months ended March 31, 2003 and 2002 were $(6.9) million and $(8.8) million, respectively. We may be unable to finalize the documentation in order to draw down on the $2.0 million line of credit offered in an April 2003 commitment letter from a commercial bank. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

We received a letter from NASDAQ stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted

We received a letter dated January 6, 2003, from the staff of the NASDAQ Stock Market, or NASDAQ, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. NASDAQ advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the NASDAQ National Market. We received further notification from the NASDAQ that on March 11, 2003, the Securities and Exchange Commission declared effective NASDAQ's rule filing which extends the compliance period from 90 calendar days to 180 calendar days. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before July 7, 2003, NASDAQ will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff's decision to a NASDAQ Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the NASDAQ SmallCap Market. If we submit a transfer application and pay the applicable listing fees by July 7, 2003, initiation of de-listing proceedings will be stayed pending NASDAQ's review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on January 1, 2004 from meeting the NASDAQ SmallCap listing requirements, and may be eligible for an additional 90 day grace period if we continue to meet the initial listing requirements for the NASDAQ SmallCap Market. We intend to pursue all available options to meet the NASDAQ listing requirements. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue

The revenue growth of our business depends on the overall demand for DRM software and services. Because our sales targets are primarily major corporate customers in the medical instruments, enterprise technology, the industrial and building equipment, and office and print production industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve. The September 11, 2001 terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events may continue to affect the U.S. and the global economy and could adversely affect the growth rate of our software license and services revenue and have an adverse effect on our business, financial condition or results of operations.

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

o        the complexities of the problems our solutions address;
o        the breadth of the solution required by the customer, including the technical, organizational and geographic scope of the license;
o        the sales channel through which the solution is sold;
o        the economic conditions in the United States and abroad;
o increased economic uncertainty and political instability world-wide following the September 11, 2001 terrorist attacks, the war in Iraq and the threat of future outbreak or continued escalation of hostilities involving the United States or other countries; and
o        any other delays arising from factors beyond our control.

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

We regard the protection of patentable inventions as important to our business. We currently have eleven U. S. patent applications pending relating to our DRM business and nine patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, and others. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred stock compensation, net of forfeitures, within stockholders' equity of $2.0 million at March 31, 2003, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $0.4 million remains at March 31, 2003 and will be amortized as follows: $0.3 million in 2003; and $0.1 million in 2004.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, Holland, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For the quarter ended March 31, 2003, we derived approximately 64% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

We are subject to conditions attached to governmental grants we have received in Israel

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of March 31, 2003, $0.2 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Marketing Fund in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of March 31, 2003, $0.3 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund.

Because of their significant stock ownership, our officers and directors can exert significant influence over our future direction

As of March 31, 2003, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.0 million shares, or approximately 15% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weakness.

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

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of the Company and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. Certain of our employees were members of the putative classes alleged in these actions (the "Individual Defendants"). On July 15, 2002, we moved to dismiss all claims against the Individual Defendants and us. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

On March 20, 2003, Industria Politecnica Meridionale Spa. ("IPM"), an Italian corporation, filed a claim against us. The action was filed in the United States District Court for the Northern District of California (the "Court"). The lawsuit alleges breach of an agreement between our Internet appliance subsidiary and IPM and fraud in connection with the delivery of circuit boards to IPM that were unsuited for the purpose for which they were intended, and claims damages of $15 million for breach of contract, and $15 million each for fraud and punitive or exemplary damages. We believe that such lawsuit and claims are wholly without merit and that we have meritorious defenses to the actions, as well as significant counterclaims. We plan to vigorously defend the litigation, and, on May 2, 2003 we moved to dismiss all claims against us. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition. We are unable to predict the outcome of these matters or reasonably estimate an amount of possible loss given the current status of this matter.

From time to time, we have received notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "RISK FACTORS - We have received notices of claims related to our PC products regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages." We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

                               AXEDA SYSTEMS INC.

Item 2:  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         In February 2003, we issued a warrant to purchase 100,000 shares of our common stock, with an exercise price of $0.58533 and expiring in February 2004 in connection with the settlement of a dispute with a former lender. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5: OTHER INFORMATION

On April 30, 2003 the Company filed a proxy statement for the following purposes at its annual meeting of stockholders to be held June 17, 2003:

1. To elect two directors to serve for a three-year term ending in the year 2006 and until their successors are duly elected and qualified, or until their earlier resignation or removal;

2. To approve an amendment to our 1999 Stock Incentive Plan to increase the number of shares authorized for issuance over the term of the plan (prior to any future automatic increase) by an additional 500,000 shares;

3. To approve an amendment to our 1999 Stock Incentive Plan to increase the limit on the amount by which the share reserve under the plan automatically increases at the beginning of each year from 3% of outstanding shares up to a maximum of six hundred thousand (600,000) shares to 3% of outstanding shares up to a maximum of one million (1,000,000) shares;

4. To ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003; and

5. To transact such other business as may properly come before our annual meeting and any adjournment or postponement thereof.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit Number
                                  Exhibit Title
99.1*   Certifications required pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002

* Filed herewith

   (b) The following reports were filed on Form 8-K during this period:

On February 5, 2003 the Registrant filed a Form 8-K to furnish information pursuant to Regulation FD, including its February 4, 2003 press release announcing financial results for the fourth quarter and year ended December 31, 2002.

On March 5, 2003 the Registrant filed a Form 8-K to announce that on March 5, 2003, Axeda Systems Inc. submitted the certification required pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-K for the year December 31, 2002.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 15th day of May 2003.

May 15, 2003
Axeda Systems Inc.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
           Executive Vice President and Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: May 15, 2003                             /s/ Robert M. Russell Jr.
                                                      -------------------------
                                                       Robert M. Russell Jr.
                                                       Chairman of the Board and
                                                         Chief Executive Officer

                               AXEDA SYSTEMS INC.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: May 15, 2003                       /s/ Thomas J. Fogarty
                                                ---------------------
                                                Thomas J. Fogarty
                                                Executive Vice President and
                                                Chief Financial Officer