Form 10-Q
period 2003-06-30
AXEDA SYSTEMS INC
filed 2003-08-14
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period Ended June 30, 2003

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

                                    Yes o No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes No o

                                                ---------------------------

On August 13, 2003, 27,327,578 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q


                                      INDEX

                                                                                                               Page

Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002                2

                 Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002       3
                 (unaudited).

                 Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002         4
                 (unaudited).

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002         5
                 (unaudited).

                 Notes to the Consolidated Financial Statements                                                6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         16

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    33

Item 4           Controls and Procedures                                                                       33

Part II          Other Information

Item 1            Legal Proceedings                                                                            34

Item 2            Changes in Securities                                                                        35

Item 3            Defaults Upon Senior Securities                                                              35

Item 4            Submission of Matters to a Vote of Security Holders                                          36

Item 5            Other Information                                                                            36

Item 6            Exhibits and Reports on Form                                                                 36
                 8-K

                 Signatures                                                                                    37

                 Exhibit Index                                                                                 38

                 Exhibit 10.1
                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                                                                                June 30,      December 31,
                                                                                                  2003            2002
                                                                                                  ----            ----
                                                                                              (Unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents, including restricted cash of  $100 in 2003 and $650 in 2002....     $   7,760       $   19,065
    Accounts receivable, net.......................................                                    3,099            3,305
    Prepaid expenses and other current assets..............................................              752              973
                                                                                                         ---              ---
      Total current assets.......................................................                     11,611           23,343

    Furniture and equipment, net.................................................                      2,673            3,111
    Goodwill............................................................................               3,640            3,651
    Identified intangible assets, net............................................                      1,755            2,087
    Other assets ................................................................                        313              321
                                                                                                         ---              ---
      Total assets...............................................................                  $  19,992        $  32,513
                                                                                                   =========        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Bank line of credit................................                                              $   367          $     -
    Current portion of notes payable.............................................                        109              238
    Accounts payable.............................................................                      1,572            2,448
    Accrued expenses ............................................................                      5,216            8,015
    Income taxes payable.........................................................                        718              616
    Deferred revenue.............................................................                        899            1,078
                                                                                                         ---            -----
      Total current liabilities..................................................                      8,881           12,395

 Non-current liabilities:
    Notes payable, less current portion, and other non-current liabilities                             1,000            1,046
                                                                                                       -----            -----
      Total liabilities......................................................                          9,881           13,441
                                                                                                       -----           ------

 Commitments and contingencies (note 6)

 Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares authorized in 2003 and 2002, none
    issued or outstanding....................................                                             -                -
    Common stock, $.001 par value 50,000,000 authorized; 27,871,588 shares issued in 2003
    and 27,822,217 in 2002.................................                                               28               28
    Additional paid-in capital...................................................                    144,229          143,847
    Deferred stock compensation..................................................                      (317)            (578)
    Accumulated deficit..........................................................                  (132,518)        (122,880)
    Accumulated other comprehensive income.......................................                         69               35
    Treasury stock at cost, 603,800 shares in 2003 and 2002......................                    (1,380)          (1,380)
                                                                                                     -------          -------
      Total stockholders' equity............................................................          10,111           19,072
                                                                                                      ------           ------
      Total liabilities and stockholders' equity..........................                          $ 19,992         $ 32,513
                                                                                                     ========         ========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                                    2003              2002
                                                                                    ----              ----
Revenues:
  License .................................................................     $      2,158      $      2,578
  Services and maintenance ................................................              570               674
  Hardware ................................................................               46               291
                                                                                ------------      ------------

    Total revenues ........................................................            2,774             3,543
                                                                                ------------      ------------

Cost of revenues:
  License .................................................................              314               782
  Services and maintenance ................................................            1,025               990
  Hardware ................................................................                1               243
  Software amortization ...................................................              159               525
                                                                                ------------      ------------

    Total cost of revenues ................................................            1,499             2,540
                                                                                ------------      ------------

    Gross profit ..........................................................            1,275             1,003
                                                                                ------------      ------------

Research and development
  Non-cash compensation ...................................................               28                34
  Other research and development expense ..................................            1,407             2,090
Sales and marketing
  Non-cash compensation ...................................................                6                19
  Other selling and marketing expense .....................................            2,276             4,990
General and administrative
  Non-cash compensation ...................................................              170               239
  Other general and administrative expense ................................            1,956             3,009
  Depreciation and amortization ...........................................              262               330
  Special charges .........................................................             --                 820
                                                                                ------------      ------------

    Total operating expenses ..............................................            6,105            11,531
                                                                                ------------      ------------

    Operating loss ........................................................           (4,830)          (10,528)

Loss on disposals of assets ...............................................             --                 (37)
Interest income (expense), net ............................................               22                93
Other income (expense), net ...............................................             --                  (3)
                                                                                ------------      ------------

Loss before provision for income taxes ....................................           (4,808)          (10,475)

     Provision for income taxes ...........................................               45              --
                                                                                ------------      ------------

Net loss ..................................................................     $     (4,853)     $    (10,475)
                                                                                ============      ============

Basic and diluted net loss per weighted average common share outstanding ..     $      (0.18)     $      (0.39)
                                                                                ============      ============
Weighted average number of common shares outstanding used in calculation of
basic and diluted net loss per common share ...............................       27,245,700        26,986,387
                                                                                ============      ============

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                    2003              2002
                                                                                    ----              ----
Revenues:
  License .................................................................     $      4,475      $      5,618
  Services and maintenance ................................................            1,533             1,217
  Hardware ................................................................              183             1,348
                                                                                ------------      ------------

    Total revenues ........................................................            6,191             8,183
                                                                                ------------      ------------

Cost of revenues:
  License .................................................................              825             1,817
  Services and maintenance ................................................            2,037             1,707
  Hardware ................................................................                1             1,252
  Software amortization ...................................................              316             1,054
                                                                                ------------      ------------

    Total cost of revenues ................................................            3,179             5,830
                                                                                ------------      ------------

    Gross profit ..........................................................            3,012             2,353
                                                                                ------------      ------------

Research and development
  Non-cash compensation ...................................................               56                98
  Other research and development expense ..................................            3,121             4,322
Sales and marketing
  Non-cash compensation ...................................................               17                38
  Other selling and marketing expense .....................................            4,781             9,792
General and administrative
  Non-cash compensation ...................................................              273             1,099
  Other general and administrative expense ................................            4,517             6,072
  Depreciation and amortization ...........................................              570               640
  Special charges ........................................................              --                 820
                                                                                ------------      ------------

    Total operating expenses ..............................................           13,335            22,881
                                                                                ------------      ------------

    Operating loss ........................................................          (10,323)          (20,528)

Gain (loss) on disposals of assets ........................................              743               (37)
Interest income (expense), net ............................................               53               313
Other income (expense), net ...............................................              (18)               (3)
                                                                                ------------      ------------

Loss before provision for income taxes (benefit) ..........................           (9,545)          (20,255)

     Provision for income taxes (benefit) .................................               95              (668)
                                                                                ------------      ------------

Net loss ..................................................................     $     (9,640)     $    (19,587)
                                                                                ============      ============

Basic and diluted net loss per weighted average common share outstanding ..     $      (0.35)     $      (0.73)
                                                                                ============      ============
Weighted average number of common shares outstanding used in calculation of
basic and diluted net loss per common share ...............................       27,212,652        26,888,325
                                                                                ============      ============


See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                    2003           2002
                                                                                    ----           ----
Cash flows from operating activities:
  Net loss ..................................................................     $ (9,640)     $(19,587)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................          886         1,694
  Net (gains) and losses on disposal of assets ..............................         (729)          371
  Non-cash compensation .....................................................          346         1,220
  Provision for doubtful accounts ...........................................          (16)           68

Changes in items affecting operations:
  Accounts receivable .......................................................          222           965
  Inventories ...............................................................         --           2,045
  Loan receivable--officer ..................................................         --              34
  Prepaid expenses and other current assets .................................          265           583
  Goodwill, intangible assets and other assets ..............................           19          (224)
  Accounts payable ..........................................................         (876)       (1,582)
  Accrued expenses and other non-current liabilities ........................       (1,803)         (861)
  Income taxes payable ......................................................          102          (668)
  Deferred revenue ..........................................................         (179)        1,842
                                                                                  --------      --------
    Net cash used in operating activities ...................................      (11,403)      (14,100)
                                                                                  --------      --------

Cash flows from investing activities:
  Capital expenditures ......................................................         (101)         (797)
                                                                                  --------      --------
    Net cash used in investing activities ...................................         (101)         (797)
                                                                                  --------      --------

Cash flows from financing activities:
  Borrowing under bank line of credit .......................................          367          --
  Repayments of long-term debt and other non-current liabilities ............         (175)       (1,893)
   Net proceeds from exercise of stock options ..............................            1            53
                                                                                  --------      --------
    Net cash provided by (used in) financing activities .....................          193        (1,840)
                                                                                  --------      --------

Effect of exchange rate changes on cash and cash equivalents ................            6           125
                                                                                  --------      --------

Net decrease in cash and cash equivalents ...................................      (11,305)      (16,612)
Cash and cash equivalents:
Beginning of period .........................................................       19,065        47,349
                                                                                  --------      --------
End of period, including restricted cash of $100 in 2003 and $1,399 in 2002 .     $  7,760      $ 30,737
                                                                                  ========      ========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Information with respect to June 30, 2003 and 2002 is unaudited)

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

In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. In 2003 our revenues have been substantially generated from selling DRM products. During 2002 our revenues were increasingly generated from selling DRM products.

We have sustained significant net losses and negative cash flows from operations since our inception. For the six months ended June 30, 2003 and 2002, our net losses were $9,640 and $19,587, respectively, and negative cash flows from operations were $11,403 and $14,100, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. Management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through at least June 30, 2004. However, due to risks and uncertainties, there can be no assurances that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We will continue to pursue attractive financing and investment arrangements, and if the capital markets present other attractive opportunities, we may seek to raise cash through the sale of equity or issuance of debt. However, additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the personal computer, or PC, business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the second quarter of 2003, we recorded $1,900 and $1,047, respectively, in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future losses will continue to be lower than in previous quarters. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

  b)       Basis of Presentation

The interim consolidated financial statements of Axeda for the three and six months ended June 30, 2003 and 2002 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring items, necessary to present fairly the financial position of Axeda at June 30, 2003, the results of our operations for the three and six months ended June 30, 2003 and 2002 and our cash flows for the six months ended June 30, 2003 and 2002. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2003.

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

     Revenues related to contracts involving significant modification or customization of software under development arrangements are recognized in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

     Royalties representing software license fees paid on a per unit basis are recognized when earned, which is based on receiving notification from licensees stating the number of products sold which incorporate the licensed technology from us and for which license fees, based on a per unit basis, are due. The terms of the license agreements generally require the licensees to notify us by the end of the quarter during which the sales of the licensees' products take place.

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

At June 30, 2003 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------    -------------------------
                                                 2003             2002          2003          2002
                                                 ----             ----          ----          ----
Net loss, as reported ....................     $ (4,853)     $   (10,475)     $ (9,640)     $(19,587)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards ........         (808)          (1,215)       (1,312)       (2,430)
                                               --------      -----------      --------      --------
Pro forma net loss .......................     $ (5,661)     $   (11,690)     $(10,952)     $(22,017)
                                               ========      ===========      ========      ========
Net loss per common share -- basic and
 diluted:
  As reported ............................     $  (0.18)     $     (0.39)     $  (0.35)     $  (0.73)
                                               ========      ===========      ========      ========
  Pro forma ..............................     $  (0.21)     $     (0.43)     $  (0.40)     $  (0.82)
                                               ========      ===========      ========      ========

We used the following range of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                                June 30,
                                    ----------------------------------
                                        2003                  2002
                                    -------------        -------------
Dividend yield .............           0%                   0%
Expected volatility ........        0% - 192%            0% - 192%
Average expected option life        4 years              4 years
Risk-free interest rate ....        1.02% - 5.73%        1.41% - 5.73%

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

The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

    i) Three Months Ended June 30, 2003

Options to purchase approximately 4.9 million shares of common stock with a weighted-average exercise price of $1.77 were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.5 million options that are vested, with a weighted average exercise price of $2.33, of which 0.8 million are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 0.6 million shares of common stock with a weighted-average exercise price of $2.70 were vested and outstanding during the three months ended June 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.3 million warrants that are vested and in the money, with a weighted average exercise price of $0.33. The warrants have various expiration dates during the next 5 years.

    ii) Six Months Ended June 30, 2003

Options to purchase approximately 4.9 million shares of common stock with a weighted-average exercise price of $1.77 were outstanding during the six months ended June 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.5 million options that are vested, with a weighted average exercise price of $2.33, of which 0.8 million are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 0.6 million shares of common stock with a weighted-average exercise price of $2.70 were vested and outstanding during the six months ended June 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 0.3 million warrants that are vested and in the money, with a weighted average exercise price of $0.24. The warrants have various expiration dates during the next 5 years.

    iii) Three Months Ended June 30, 2002

Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.47 were outstanding during the three months ended June 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.9 million options that were exercisable, with a weighted average exercise price of $3.06, of which
1.3 million were vested and exercisable, with a weighted average exercise price of $1.06.

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

    iv) Six Months Ended June 30, 2002

Options to purchase approximately 4.7 million shares of common stock with a weighted-average exercise price of $2.47 were outstanding during the six months ended June 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.9 million options that were exercisable, with a weighted average exercise price of $3.06, of which
1.5 million were vested and exercisable, with a weighted average exercise price of $1.26.

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

  j)       Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

In March 2003 the FASB added a project to its agenda that will seek to improve the accounting and disclosures relating to stock-based compensation, with a view to issuing an Exposure Draft later this year that could become effective in 2004. The project will address whether compensation paid in the form of equity instruments should be recognized in the financial statements and how that compensation should be measured. In April 2003 the FASB decided that goods or services received in exchange for compensation result in a cost that is recognized in the income statement as an expense when the goods or services are consumed by an enterprise, that the economic event being measured is the exchange of goods or services received for stock-based compensation, that the measurement focus of that exchange is the value of the goods or services received, that the exchange should be measured at the grant date and that the measurement attribute for the exchange is the fair value. The FASB believes there is a need for one consistent approach to recognize the costs associated with employee stock options, and also will examine whether there are ways to improve the precision and consistency of measuring the cost of employee stock options, as well as whether to require additional informative disclosures. Subsequent to the April decisions by the FASB, the United States Senate introduced proposed legislation that calls for a three-year moratorium on mandatory expensing of stock-based compensation and directs the Securities and Exchange Commission to call for improved disclosure on employee stock option plans. From May to July 2003 the FASB continued to deliberate measurement and attribution issues and measurement of stock-based compensation with nonemployees. The FASB met with members of the Option Valuation Group on July 8, 2003 to discuss issues relating to the measurement of employee stock options, and plans to continue deliberations on this project in the third quarter of 2003. No decisions were made at the July 8 meeting.

  k)       Guarantees

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. We also warrant to customers, when requested, that our software products operate substantially in accordance with standard specifications for a limited period of time. We have not incurred significant obligations under customer indemnification or warranty provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that may enable us to recover a portion of any future amounts paid.


  l)       Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

        Accounts receivable are net of provisions for doubtful accounts of $68 and $84 as of June 30, 2003 and December 31, 2002, respectively.

      Acquired Intangible Assets

       Accumulated amortization at June 30, 2003 and December 31, 2002 was $405 and $73, respectively.

3)       Notes Payable

As of June 30, 2003, we had approximately $109 outstanding on an equipment line of credit with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period ending in December 2003. As of June 30, 2003, we are in compliance with all of the covenants under the equipment line of credit.

4)       Line of Credit

In June 2003 we executed a loan and security agreement with Silicon Valley Bank, (the "Bank"), that provides us with a line of credit, (the "Line"), in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The Line also provides for a maximum of $1,000 in the form of letters of credit or other services from the bank that reduces the amount of available borrowings under the Line. The Line matures in June 2004, bears interest at the prime rate plus 1% (5.25% at June 30, 2003), with a minimum rate of 5.25% and is collateralized by substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement, and a minimum available cash (including amounts available but undrawn under the Line) covenant. At June 30, 2003, we were in compliance with our covenants. Approximately $543 was available and $367 was outstanding under the terms of the Line at June 30, 2003.

In connection with obtaining the Line, we issued a warrant to the Bank to acquire 43,042 shares of our common stock at an exercise price of $1.39 per share and which expires in June 2008. The estimated fair value of the warrant issued was $44 and was recorded as debt issuance costs. We also incurred legal and professional fees of approximately $38 in obtaining the Line. These amounts, totaling $82, will be amortized over the one-year term of the Line and included in interest expense.

At June 30, 2003 there were no letters of credit or other amounts for bank services outstanding under the Line.

5)       Accrued Expenses

Accrued expenses consist of the following:

                                                June 30,          December 31,
                                                  2003                2002
Legal and professional fees..............         $ 550             $ 1,202
Payroll and related costs................         1,164               2,778
Severance................................           595                 355
Unutilized leased facilities.............           501                 566
Royalties to Israeli government agencies            618                 828
Legal settlements........................            22                 277
Sales, excise and other taxes............           868                 689
Other....................................           898               1,320
                                                    ---               -----
                                                 $5,216              $8,015
                                                 ======              ======

6)       Commitments and Contingencies

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. Certain of our employees were members of the putative classes alleged in these actions (the "Individual Defendants"). On July 15, 2002, we moved to dismiss all claims against the Individual Defendants and us. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice.

A proposal was made in July 2003, for the settlement and release of claims against the issuer defendants, including us. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. We believe the terms of the settlement will not have a material impact on our results of operations, liquidity, and financial condition. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of the Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, agreement with IPM and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15,000 for breach of contract, and $15,000 for fraud and punitive or exemplary damages. On May 2, 2003 we moved to dismiss all claims. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2,733 plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. A case management conference has been scheduled for September 9, 2003. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition. We are unable to predict the outcome of these matters or reasonably estimate an amount of possible loss given the current status of this matter.

Various third parties have notified us, as well as some of our former customers for our former digital media products, that our former DVD products infringe patents held by such third parties. We have received notices of up to an aggregate of $6,500 asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our products may infringe such patents. We are unable to predict the outcome of these matters, however, we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and, in 2002, accrued $375.


In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies and the remaining $550 of the purchase price for the sale of the assets of our former Internet Appliance ("IA") business held in escrow by a third party for indemnification purposes (included in restricted cash at December 31, 2002), was paid to us and is no longer restricted. In connection with this settlement agreement, we reversed accruals of approximately $743 initially recorded in March 2001 as part of the sale of our former IA business.

From time to time we are involved in lawsuits, claims, investigations or proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, we make a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that our cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

7)       Segment Information

We sell and license our technology to customers primarily in North America, Europe and Asia. A significant portion of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

                                               Three Months Ended June 30,
                                               ---------------------------
Country/ Geographic Region                      2003                   2002
--------------------------            ---------------------     ----------------
                                                    % of                  % of
                                                    Total                 Total
                                                    -----                 -----
North America:
     United States ............        $  958          35%      $1,201       34%
     Canada ...................          --          --            579       16
                                       ------      ------       ------      ---
          Total - North America           958          35        1,780       50
                                       ------      ------       ------      ---
Europe:
     Germany ..................             7        --            292        8
     France ...................           708          26          434       12
     Netherlands ..............           117           4          176        5
     Switzerland ..............          --          --            166        5
     United Kingdom ...........            52           2          115        3
     Other ....................           206           7          227        7
                                       ------      ------       ------      ---
          Total - Europe ......         1,090          39        1,410       40
                                       ------      ------       ------      ---
Asia-Pacific:
     China ....................            50           2         --        --
     Israel ...................            51           2           68        2
     Japan ....................           587          21          160        5
     Other ....................            24           1           89        2
                                       ------      ------       ------      ---
          Total - Asia-Pacific            712          26          317        9
                                       ------      ------       ------      ---

Other .........................            14           0           36        1
                                       ------      ------       ------      ---

         Total ................        $2,774         100%       $3,543     100%
                                       ======       =====        ======     ===


                                                Six Months Ended June 30,
                                               ---------------------------
Country/ Geographic Region                      2003                   2002
--------------------------            ---------------------     ----------------
                                                % of                  % of
                                                Total                 Total
                                                -----                 -----
North America:
     United States ............     $2,175         35%     $3,273       40%
     Canada ...................        250          4       1,256       15
                                    ------     ------      ------      ---
          Total - North America      2,425         39       4,529       55
                                    ------     ------      ------      ---
Europe:
     Germany ..................         23       --           565        7
     France ...................      1,291         21       1,032       13
     Netherlands ..............        238          4         439        5
     Switzerland ..............        152          2         224        3
     United Kingdom ...........        114          2         239        3
     Other ....................        483          8         431        5
                                    ------     ------      ------      ---
          Total - Europe ......      2,301         37       2,930       36
                                    ------     ------      ------      ---
Asia-Pacific:
     China ....................         56          1        --        --
     Israel ...................        168          3         169        2
     Japan ....................      1,127         18         372        5
     Other ....................         41          1         122        1
                                    ------     ------      ------      ---
          Total - Asia-Pacific       1,392         23         663        8
                                    ------     ------      ------      ---

Other .........................         73          1          61        1
                                    ------     ------      ------      ---

         Total ................     $6,191      100%      $8,183      100%
                                    ======      ===       ======      ===

8)       Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For 2003 DRM, is our reportable segment.

The DRM segment was created as a result of the acquisition of eMation in December 2001. The Axeda DRM System is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data. eMation historically derived its main source of revenues from its industrial automation products, which are now also offered as Axeda Agent components of our DRM System. We also continue to separately sell such industrial automation products, such as the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, to support our traditional industrial automation business.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

                                            Three Months Ended June 30,
                                            ---------------------------
                                              2003             2002
                                              ----             ----
Revenues:
  DRM ...............................         $2,728          $2,204
  Other .............................             46           1,339
                                              ------          ------

          Total .....................         $2,774          $3,543
                                              ======          ======

Gross profit:
  DRM ..........................              $1,230          $  468
  Other ........................                  45             535
                                              ------          ------

          Total .....................         $1,275          $1,003
                                              ======          ======


                                              Six Months Ended June 30,
                                              -------------------------
                                             2003              2002
                                             ----              ----
Revenues:
  DRM .................................      $5,759           $4,698
  Other ...............................         432            3,485
                                             ------           ------

          Total .......................      $6,191           $8,183
                                             ======           ======

Gross profit:
  DRM ............................           $2,830           $1,434
  Other ..........................              182              919
                                             ------           ------

          Total ...................          $3,012           $2,353
                                             ======           ======

9)       Consolidated Statements of Cash Flows

         Supplemental disclosure of cash flow information:

                                                                          Six Months Ended June 30,
                                                                               2003      2002
                                                                               ----      ----
Cash paid during the period for:
  Interest ...............................................................     $  27     $  67
  Income taxes (refund) ..................................................      --        (308)
                                                                               =====     =====
Non-cash investing and financing activities:
  Amortization of deferred stock compensation ............................       299       996
                                                                               =====     =====
  Issuance of warrants in connection with bank line of credit ............        44      --
                                                                               =====     =====
  Issuance of stock options in connection with grants below fair value ...        38        50
                                                                               =====     =====
  Settlement of pre-acquisition liability related to acquisition of
    eMation ..............................................................      --         160
                                                                               =====     =====
  Fair value of 20,000 shares of Axeda common stock received in connection
  with the settlement of a loan receivable ...............................      --          39
                                                                               =====     =====

10) Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                 ---------------------------           -------------------------
                                                   2003              2002               2003              2002
                                                   ----              ----               ----              ----
     Net loss ................................. $(4,853)          $(10,475)          $(9,640)          $(19,587)
     Foreign currency translation adjustment ..      42                201                 6                125
                                                    ---                ---               ---                ---
     Comprehensive loss .......................  $(4,811)          $(10,274)          $(9,634)          $(19,462)
                                                ========          =========          ========          =========

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for NASDAQ delisting; declining sales of our legacy products; our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion or achieve benefits attributable to our DRM solutions; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Factors that may Affect Future Results - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ that are included in this report, are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

Overview and Recent Events

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the second quarter of 2003, we recorded $1.9 million and $1.0 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

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

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an entry into the DRM market and changed our strategic focus to the enterprise software and services market. eMation historically derived its main source of revenues from its industrial automation products, which are now offered as Axeda Agent components of our DRM System. While we continue to sell the components of the DRM System, such as the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of the enterprise component of the Axeda DRM System. For the six months ending June 30, 2003, substantially all of our license and services revenues were from sales of our DRM solutions.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                       ---------------------------------------------   ---------------------------------------------
                                                 2003                2002                     2003                   2002
                                       ---------------------  ----------------------   -----------------------  --------------------
                                                  Percent of              Percent of                Percent of            Percent of
                                        Amount     Revenues    Amount      Revenues     Amount       Revenues    Amount    Revenues
Revenues:
   License............................. $ 2,158     77.8%     $ 2,578       72.8%       $ 4,475       72.3%      $ 5,618     68.6%
   Services and maintenance ...........     570      20.5         674        19.0         1,533        24.8        1,217      14.9
   Hardware.......... .................      46       1.7         291         8.2           183         2.9        1,348      16.5
                                             --       ---         ---         ---           ---         ---        -----      ----
     Total revenues......... ..........   2,774     100.0       3,543       100.0         6,191       100.0        8,183     100.0
                                          -----     -----       -----       -----         -----       -----        -----     -----

Cost of revenues:
   License......... ...................     314      11.3         782        22.1           825        13.3        1,817      22.2
   Services and maintenance ...........   1,025      37.0         990        27.9         2,037        32.9        1,707      20.8
   Hardware... ........................       1         -         243         6.9             1           -        1,252      15.3
   Software amortization.. ............     159       5.7         525        14.8           316         5.1        1,054      12.9
   Inventory charges.. ................       -         -           -           -             -           -            -         -
                                              -         -           -           -             -           -            -         -
     Total cost of revenues ...........   1,499      54.0       2,540        71.7         3,179        51.3        5,830      71.2
                                          -----      ----       -----        ----         -----        ----        -----      ----

Gross profit......... .................   1,275      46.0       1,003        28.3         3,012        48.7        2,353      28.8
                                          -----      ----       -----        ----         -----        ----        -----      ----

Research and development
    Non-cash compensation..... ........      28       1.0          34         1.0            56         0.9           98       1.2
    Other research and development
     expense.... ......................   1,407      50.7       2,090        59.0         3,121        50.4        4,322      52.8
Sales and marketing
    Non-cash compensation .............       6       0.2          19         0.5            17         0.3           38       0.5
    Other selling and marketing
     expense....... ...................  2,276      82.1       4,990       140.8         4,781        77.2        9,792      119.7
General and administrative
    Non-cash compensation .............     170       6.1         239         6.8           273         4.4        1,099      13.4
    Other general and administrative
     expense. .........................   1,956      70.5       3,076        86.8          4,514        72.9        6,094     74.5
    Provision for doubtful accounts ...       -         -         (67)       (1.9)             3         0.1         (22)     (0.2)
Depreciation and amortization .........     262       9.5         330         9.3           570          9.2          640      7.8
Special charges... ....................       -         -         820        23.1             -           -          820      10.0
                                          -----     -----      ------       -----        ------       ------       ------      ----
Total Operating Costs .................   6,105     220.1      11,531       325.4        13,335        215.4       22,881     279.7
                                          -----     -----      ------       -----        ------       ------       ------     -----

Operating loss.......... ..............  (4,830)   (174.1)    (10,528)     (297.1)      (10,323)     (166.7)     (20,528)   (250.9)

(Gain) loss on sales of assets ........       -         -          37         1.0         (743)      (12.0)           37       0.5
Interest (income) expense, net and
 other (income) expense, net ..........    (22)     (0.8)        (90)       (2.5)          (34)       (0.5)        (310)     (3.8)
                                           ----     -----        ----       -----          ----       -----        -----     -----
Loss before income tax (benefit) ......  (4,808)   (173.3)    (10,475)     (295.6)       (9,545)     (154.2)     (20,255)   (247.6)
Income tax (benefit) ..................      45       1.6           -           -            95         1.5        (668)     (8.2)
                                          -----     -----      ------       -----        ------       ------       ------     -----
Net loss .............................. $ (4,853)  (174.9)%   $(10,475)   (295.6)%     $ (9,640)     (155.7)%   $ (19,587)  (239.4)%
                                        ========   ======      =======    ======       ========      ======       =======   ======

                               AXEDA SYSTEMS INC.
Results of Operations

Revenues. Overall revenues decreased by $0.8 million or 22% and $2.0 million or 24%, to $2.8 million and $6.2 million, during the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002. Sales of our DRM solutions increased $0.5 million and $1.1 million, while PC and hardware sales decreased $1.3 million and $3.1 million during the three and six months ending June 30, 2003, respectively.

License revenues for the three and six months ending June 30, 2003 decreased by approximately $0.4 million and $1.1 million, respectively, compared to the same periods in 2002. The decrease in license revenues was mainly attributable to the discontinuation of our former PC business, which contributed $1.0 million and $1.9 million to the decrease during the three and six months ending June 30, 2003, respectively. Partially offsetting these decreases were increases in DRM license revenues of approximately $0.6 million and $0.8 million during the three and six months ending June 30, 2003, respectively. We do not expect any future license revenues from our former PC business, and expect DRM System license revenues to increase as our DRM Systems are more widely adopted.

Hardware revenue for the three and six months ending June 30, 2003 decreased by approximately $0.2 million, and $1.2 million, respectively, compared to the same periods in 2002, due to decreased sales of components for our former Internet appliances and Internet set-top boxes. We expect future hardware revenues and related gross profit to be minimal.

Services and maintenance revenues decreased $0.1 million and increased $0.3 for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002. The decrease in services revenues for the quarter was attributable to a reduced number of engagements compared to the same period in 2002. The increase over the six-month period, in comparison to the same period in 2002 is due to a greater demand during our first quarter of 2003 for professional services in connection with existing DRM installations as well as additional maintenance plans sold with our DRM Systems. We anticipate services and maintenance revenues will vary, as work in this area is subject to our customers' requirement and approval process.

Historically, the majority of our revenues have been derived from a small number of customers. However, as our model has shifted to the enterprise software market, our revenues are becoming less concentrated. For the three and six month period ending June 30, 2003, our top three customers accounted for $0.8 million or 30% and $1.2 million or 20% of our total revenues, respectively. For the three and six month period ending June 30, 2002, our top three customers accounted for $1.0 million or 29% and $2.1 million or 26% of our total revenues, respectively. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time.

We sell our DRM System solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation, and office automation industries. In the quarter ending June 30, 2003 customers based in North America accounted for 35% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

Cost of Revenues.

Cost of revenues decreased by $1.0 million and $2.7 million, or 41% and 45%, respectively, to $1.5 million and $3.2 million for the three and six months ending June 30, 2003 compared to the same periods in 2002.

Cost of revenues for license fees for the three and six months ending June 30, 2003 decreased by approximately $0.5 million and $1.0 million, respectively, compared to the same periods in 2002, due to a decrease in costs associated with our former PC products. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for hardware sales for the three and six months ending June 30, 2003 decreased by approximately $0.2 million and $1.3 million, respectively, compared to the same periods in 2002. The decrease in cost of hardware revenues corresponds directly to the decrease in our hardware sales for the three and six months periods.

Cost of revenues for services and maintenance remained flat and increased by $0.3 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002.

The $0.3 million increase in cost of services and maintenance for the six months ending June 30, 2003 is attributable to a $0.3 million increase in sales of our DRM System services and included $0.1 million of services severance expense in the three-month results ending June 30, 2003. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to decline, to reflect cost savings from our restructuring activities.

Software amortization of our developed and core technologies for the three and six months ending June 30, 2003 decreased by $0.4 and $0.7 million, respectively, compared to the same periods in 2002, due to an impairment of our identified intangibles in the fourth quarter of 2002. Non-cash amortization of acquired technology will represent approximately $0.6 million of our cost of revenues for the year ending December 31, 2003.

Gross Profit. Gross profit increased $0.3 million and $0.7 million, or 27% and 28%, to $1.3 million and $3.0 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002. The increase in gross profit is largely attributable to an increase in revenues from our DRM license fees and the higher gross profit associated with such revenues and reduced software amortization expense. Offsetting these increases were corresponding decreases in revenue and gross profit from our former PC products and DRM services and maintenance.

For the three and six months ending June 30, 2003, 78% and 72% of our total revenues were derived from license fees in comparison to 73% and 69% during the same periods in the prior year. As a percentage of total revenues, gross profit increased from 28% to 46% for the three months ending June 30, 2003 and 29% to 49% for the six months ending June 30, 2003, compared to the same periods in 2002. The increase in gross profit margin was largely due to increased revenues and associated gross profit from our DRM licenses fees and reduced software amortization expense.

DRM license gross profit margin was 85% and 86 % for the three and six months ending June 30, 2003, respectively, and 79% and 83 % for the three and six months ending June 30, 2002, respectively. Services and maintenance plans gross profit margin was negative 80% and negative 33% for the three and six months ending June 30, 2003, respectively, reflecting underutilization of professional services employees and restructuring charges of $0.1 million. For the three and six months ending June 30, 2002 services and maintenance plans gross profit margin was negative 34% and negative 33%, respectively. The variability in our services and maintenance gross profit margin reflects the variability in our services revenues, as our service costs are relatively fixed over the short term.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, quality assurance and testing. Research and development expenses decreased $0.7 million and $1.2 million, or 33% and 28%, to $1.4 million and $3.1 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002.

The $0.7 million decrease in the three months ending June 30, 2003 was attributable to the discontinuance of the PC development team, which contributed $0.5 million as well as a decrease in the use of outside consultants and other costs, which totaled $0.2 million. Included in our results for the three months ending June 30, 2003 was $0.1 million of severance expense. The $1.2 million decrease in the six months ending June 30, 2003 was due to the discontinuance of the PC development team, which contributed $1.3 million and was partially offset by $0.1 million of one-time transition expenses associated with the closing of our Israeli operations. As a percentage of revenues, research and development expenses decreased from 59% to 51%, and 53% to 50% for the three and six months ending June 30, 2003, compared to the same periods in 2002. We expect research and development expenses to decrease in the second half of 2003 to reflect cost savings from our restructuring activities. Additionally, we expect research and development expenses to decrease as a percentage of revenues as our future revenues increase.

Sales and Marketing Expense. Other sales and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts, as well as technical support costs. Sales and marketing expenses decreased approximately $2.7 million and $5.0 million, or 54% and 51%, to $2.3 million and $4.8 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002.

The elimination of our former business development personnel focused on professional services in 2002 contributed $1.3 million and $2.5 million to the decrease in sales and marketing expense for the three and six months ending June 30, 2003 compared to the same periods in the prior year. In addition, reduced public relations, trade shows and advertising collateral expense equally contributed approximately $0.5 million and $1.0 million for the three and six month period ending June 30, 2003 over the prior year. Included in our six months results for the prior year were $0.6 million for the PC sales team and initial branding expense both of which were not incurred in 2003. Finally, reductions in sales staff headcount, the closure of our Israeli office, sales recruitment, and travel expense contributed $0.3, $0.2, $0.1 and $0.1 million, respectively, to the decrease for the three months ending June 30, 2003, compared to the same period in the prior year. Also included in our results for the three months ending June 30, 2003 was $0.1 million of severance expense. As a percentage of revenues, sales and marketing expenses decreased from 141% to 82%, and 120% to 77%, respectively, for the three and six months ending June 30, 2003, compared to the same periods in 2002. We expect sales and marketing expenses to decrease in the second half of 2003 to reflect cost savings from our restructuring activities. Additionally, we expect sales and marketing expenses to decrease as a percentage of revenue as our future revenues increase.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, legal and other management departments. Other general and administrative expenses decreased $1.1 million and $1.6 million, or 36% and 26%, to $2.0 million and $4.5 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002. As a percentage of total revenues, other general and administrative expenses decreased from 87% to 71%, and 74% to 73% of total revenues for the three and six months ending June 30, 2003.

Rent and other expense to support our former PC business contributed $0.1 million and $0.5 million to the decrease in general and administrative expense for the three and six months ending June 30, 2003 compared to the same periods in the prior year. In addition reduced third party consultant, staff, and estimated patent and intellectual property expense contributed $0.3, $0.3, and $0.4, respectively, to the decrease for the three and six months ending June 30, 2003 compared to the same period in the prior year. Finally, cost reductions associated with the closure of our Israeli office were offset by an increase in severance expense for the three and six month period ending June 30,2003, compared to the same periods in 2002. We expect general and administrative expense to decrease in the second half of 2003 to reflect cost savings from our restructuring activities. Additionally, we expect general and administrative expense to decrease as a percentage of revenue as our future revenues increase.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense decreased from $1.1 million for the six months ending June 30, 2002 to $0.3 million for the six months ending June 31, 2003. The decrease is attributable to modifications to certain outstanding stock options and deferred stock compensation expense incurred in 2002. No similar expense was incurred during in the first six months of 2003. For the six months ending June 30, 2002, a $0.4 million expense was incurred for the acceleration of option vesting in accordance with the termination of certain employment agreements. In addition, $0.2 million was the result of amortization of deferred stock compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the 2002 non-cash compensation general and administrative expense was attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Depreciation and Amortization. We recorded depreciation and amortization of $0.3 million and $0.6 million for each of the three and six months ending June 30, 2003 and June 30, 2002, respectively.

Special Charges. Special charges for the six months ended June 30, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility. No special charges were recorded for the six months ending June 30, 2003.

Gains on Sales of Assets. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. No corresponding gains were recorded for the six months ending June 30, 2002.

Interest (Income) and Expense, net and Other, net. Net interest income decreased by $0.3 million or 89% for the six months ending June 30, 2003 compared to the same period in 2002. The decrease is the result of lower average cash balances and lower bank interest rates in 2003.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the six months ending June 30, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics ("CE") and IA businesses. As of June 30, 2003, we had approximately $7.8 million in cash and cash equivalents.

Net cash used in operating activities for the six months ending June 30, 2003 was $11.4 million, compared to $14.1 million for the six months ending June 30, 2002. Cash used in operating activities for the six months ending June 30, 2003 was primarily the result of our net loss of approximately $9.6 million, and other changes in working capital of $1.8 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the second quarter of 2003, we recorded $1.9 million and $1.0 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

Net cash used in investing activities for the six months ending June 30, 2003 was $0.1 million, as compared to $0.8 million for the six months ending June 30, 2002, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was $0.2 million for the six months ending June 30, 2003 and consisted of borrowings under a bank line of credit offset by principal payments reducing other indebtedness. Net cash used in financing activities of $1.8 million for the six months ending June 30, 2002 consisted of principal payments reducing other indebtedness.

In June 2003, we executed a loan and security agreement with Silicon Valley Bank that provides us with a line of credit or the Line, in the amount of the lesser of $2 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). As of June 30, 2003, we had $0.4 million in borrowings under the Line, which was repaid in July 2003. In addition, we had approximately $0.1 million outstanding on an equipment loan facility, or the Loan, with payments due monthly over a 36 month period ending in December 2003. As of June 30, 2003, we were in compliance with all of our covenants under the Line and the Loan.

As of June 30, 2003, we have $1.2 million of estimated accrued costs related to facilities that we no longer occupy. We have made significant efforts to terminate these occupancy arrangements, but if these arrangements cannot be terminated, we may be required to make these payments.

We maintain an irrevocable, cash-secured, standby letter of credit, or the letter of credit, from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires on August 31, 2003 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires on August 31, 2003. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.

Based on our cash resources, our expected continued year over year growth in DRM Systems revenues and the continued realization of savings from our already implemented expense reductions, we expect to have sufficient cash resources to meet our cash needs through at least June 30, 2004. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We will continue to pursue attractive financing and investment arrangements, and if the capital markets present other attractive opportunities, we may seek to raise cash through the sale of equity or issuance of debt. However, additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Employee and Director Stock Options

Option Program Description

         Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1999 Stock Incentive Plan, as amended (the "1999 Plan"). The 1999 Plan has three separate programs which include: the discretionary option grant program, under which employees may be granted options to purchase shares of common stock; the stock issuance program, under which eligible employees may be granted shares of common stock; and the automatic grant program, whereby eligible non-employee board members are granted options to purchase shares of common stock. In addition, our stock option program includes the 1995 Stock Option Plan (the "1995 Plan"), from which we no longer grant options. In connection with the eMation acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally 1 to 4 years and expire 10 years from the grant date for the 1999 Plan. Option vesting periods are generally 2 to 5 years and expire 5 to 10 years from the grant date for the 1995 Plan.

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

Distribution and Dilutive Effect of Options

         The table below provides information about stock options granted for the six months ended June 30, 2003 and for the year ended December 31, 2002 to our Chief Executive Officer and our three other executive officers, as identified in our 2003 Proxy Statement. This group is referred to as the "Named Executive Officers". Please refer to the section headed " Stock Option Exercises and Option Holdings " below for the Named Executive Officers.

         Options granted to Named Executive Officers for the six months ended June 30, 2003 and the year ended December 31, 2002 are summarized as follows:

                                                                                Year Ended
                                                             Six Months Ended   December 31,
                                                              June 30, 2003         2002
                                                              -------------         ----
Net grants during the period as % of outstanding shares (#)         1.25%           9.17%
Grants to Named Executive Officers during the period as %
of total options granted (%) ..............................        29.46%          13.82%
Grants to Named Executive Officers during the period as %
of outstanding shares granted (%) .........................         0.37%           1.27%
Cumulative options held by Named Executive Officers as % of
total options outstanding (%) .............................        41.87%          40.90%

General Option Information

         The following table sets forth the summary of activity under the Plans for the six months ended June 30, 2003 and the year ended December 31, 2002:

                                                                       Options Outstanding
                                                              ---------------------------------------
                                           Number of Shares     Number of Shares    Weighted Average
                                            Available for     Issuable on Exercise   Exercise Price
                                               Options             of Options          (per share)
December 31, 2001 ..........................     771,301              3,781,592            $2.43
                                                 -------              ---------
Grants ..................................... (2,533,700)              2,533,700             1.63
Exercises ..................................        --                (207,331)             0.26
Cancellations* .............................     925,823            (1,029,142)             3.27
Additional shares reserved ................... 1,100,000                    N/A
                                               ---------                    ---
December 31, 2002 ............................   263,424              5,078,819            $1.95
                                                 =======              =========
Grants ....................................... (339,500)                339,500            $0.59
Exercises ..................................        --                  (65,000)            $0.01
Cancellations* ...............................   370,262               (438,650)             3.19
Additional shares reserved ................... 1,100,000                    N/A
                                               ---------                    ---
June 30, 2003 ................................ 1,394,186              4,914,669            $1.77
                                               =========              =========


* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 103,319 and 68,388 shares that were cancelled during 2002 and the first six months of 2003, respectively, as no options will be granted in the future pursuant to these assumed plans.



The following table sets forth a comparison, as of June 30, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on June 30, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

                                     Exercisable                   Unexercisable                     Total
                             ---------------------------     ----------------------------    ----------------------------
                             Number of   Weighted Average    Number of   Weighted Average    Number of   Weighted Average
                              Shares      Exercise Price        Shares      Exercise Price    Shares      Exercise Price
                              ------      --------------        ------      --------------    ------      --------------
In-the-money ...............   869,636        $ 0.03         1,543,922         $ 0.49        2,413,558            $ 0.32
Out-of-the-money (1) ....... 1,633,609        $ 3.56           867,502         $ 2.40        2,501,111             $3.16
Total options outstanding .. 2,503,245        $ 2.33         2,411,424         $ 0.85        4,914,669            $ 1.77

(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $1.42 as of June 30, 2003, as reported by the NASDAQ National Market.


Executive Options

     The following table sets forth information regarding stock options granted in six months ended June 30, 2003, to our Named Executive Officers, each under our 1999 Plan. Options were granted with an exercise price equal to or less than the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten (10) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                           Individual Grants
                              Number of                                                        Potential Realizable Value
                              Securities     Percentage of Total   Exercise                    at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per   Expiration      Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)        Date               Option Terms
----                          ---------          -----------        ------        ----        -----------------------------
                                                                                                 5%            10%
                                                                                                 --            ---
Robert M. Russell, Jr. ...        0                    0          N/A             N/A             N/A          N/A
Dale E. Calder ...........        0                    0          N/A             N/A             N/A          N/A
Thomas J. Fogarty ........  100,000               29.46%       $ 0.01       4/28/2013            $66,703     $111,272
Ned E. Barlas ............        0                    0          N/A             N/A             N/A          N/A


*Based on a total of 339,500 shares subject to options granted to employees under our option plans during the six months ended June 30, 2003.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the six months ended June 30, 2003, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of June 30, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of June 30, 2003 of our common stock.


                                                           Number of Securities Underlying         Values of Unexercised
                           Number of Shares                      Unexercised Options               In-the-Money Options*
Named Executive             Acquired on      Value      ----------------------------------    ---------------------------
 Officer                      Exercise      Realized      Exercisable      Unexercisable      Exercisable    Unexercisable
 -------                      --------      --------      -----------      -------------      -----------    -------------

 Robert M. Russell .......       -              $ -         366,665           514,335         $242,583       $ 369,437
 Dale E. Calder ..........       -               -          406,250           168,750          346,125         186,375
 Thomas J. Fogarty .......       -               -          255,414           174,586          248,499         177,501
 Ned E. Barlas ...........       -               -          171,833                 -          131,350               -

* Option values based on stock price of $1.42 on June 30, 2003.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of June 30, 2003:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights     Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                          --------------------        -----------               ------------

Equity Compensation Plan Approved by
Shareholders (A) (B) ..................       3,363,917                  $1.93              1,394,186
                                              =========                  =====              =========

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

(B) The number of shares reserved for issuance under our 1999 Stock Incentive Plan is automatically increased on January 1 of each year by an amount equal to three percent (3%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed one million (1,000,000) shares. On January 1, 2003, 600,000 additional shares were reserved for issuance. At our 2003 annual stockholders meeting, proposals were approved increasing the limit of six hundred thousand (600,000) shares on the amount by which the share reserve under the plan automatically increases at the beginning of each year will to one million (1,000,000) shares, and increasing the number of shares authorized for issuance over the term of the Plan (prior to any automatic increase) by an additional 500,000 shares.


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

We have never been profitable and may never achieve profitability in the future

We had a net loss from operations of approximately $9.6 million for the six months ended June 30, 2003. To date, we have not achieved operating profitability on an annual basis.

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

Our future success depends upon the acceptance of our DRM solutions

Our future growth will be driven by sales of Axeda DRM Systems and related services. We have limited experience in this market. We acquired eMation in December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM System and also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our traditional industrial automation business.

Net revenues from our legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, have decreased and we expect that net revenues from these products will continue to decline in the future as we focus our efforts on the development of the Axeda DRM System

Net revenues from eMation's legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, accounted for a significant portion of its historical net revenues but have declined recently. We anticipate that net revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the development of the Axeda DRM System. We do not know if this transition in product development will be successful. If the expected decline in net revenues attributable to our legacy products is not offset by increases in net revenues from the Axeda DRM System, our business will be harmed.

It may be difficult to raise needed capital in the future, which could significantly harm our business

We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including but not limited to the following:

     o    acceptance of and demand for our DRM products;
     o    our ability to continue year over year growth in DRM Systems revenues;
     o    the costs of developing new products;
     o the extent to which we invest in new technology and research and development projects;
     o    competing technological and market developments; and
     o the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products.

To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to seek additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ National Market and severely limit the ability to sell any of our common stock.

Our common stock is currently traded on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

Economic and political conditions could adversely affect our revenue growth and ability to forecast revenue

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

Our sales cycle for DRM Systems is long and may be seasonal and we may rely on large contracts from relatively few DRM customers, which may cause our operating results to fluctuate

Our sales cycle is lengthy and may be subject to seasonality. Our sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, before purchasing our products, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our sales cycle may also depend on a number of additional factors, including but not limited to the following:


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

Furthermore, our software license revenues may result from a relatively small number of sales, some of which may generate disproportionately large revenues.

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

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Implementation of our products can be difficult, time-consuming and expensive and customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products

Our customers often desire to integrate our DRM solutions with their existing products, computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective implementation of our software and services may limit our ability to expand our revenues and may result in customer dissatisfaction, harm to our reputation and cause issues relating to the collection of accounts receivable.

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

We regard the protection of patentable inventions as important to our business. We currently have eleven U. S. patent applications pending relating to our DRM business and thirteen patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

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


We may be subject to product returns, product liability claims and reduced sales because of defects in our products

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience device or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:


     o    delay or loss of revenues;
     o it is foreseeable that a customer could cancel a contract due to defects;
     o    diversion of development resources;
     o    increased product development costs;
     o    damage to our reputation;
     o    delay or diminish market acceptance of our products;
     o    increased service and warranty costs; and
     o    litigation costs.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions.

Stock-based compensation will negatively affect our operating results

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred stock compensation, net of forfeitures, within stockholders' equity of $2.0 million at June 30, 2003, which is being amortized over the vesting period of the related stock options, ranging from one to four years. A balance of $0.3 million remains at June 30, 2003 and will be amortized as follows: $0.2 million in 2003; and $0.1 million in 2004.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, the Netherlands, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For the six months ended June 30, 2003, we derived approximately 65% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

We are subject to conditions attached to governmental grants we have received in Israel

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of June 30, 2003, $0.3 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Marketing Fund in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of June 30, 2003, $0.3 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund.

Because of their significant stock ownership, our officers and directors can exert significant influence over our future direction

As of June 30, 2003, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.1 million shares, or approximately 15% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

ITEM 4. CONTROLS AND PROCEDURES


Based on their evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2003 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

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

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and the individual defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. Certain of our employees were members of the putative classes alleged in these actions (the "Individual Defendants"). On July 15, 2002, we moved to dismiss all claims against the Individual Defendants and us. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. We believe the terms of the settlement will not have a material impact on our results of operations, liquidity, and financial condition. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

On March 20, 2003, Industria Politecnica Meridionale Spa. ("IPM"), an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly owned subsidiary Ravisent Technologies Internet Appliance Group, Inc. ("RTIAG") and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15 million for breach of contract, and $15 million for fraud and punitive or exemplary damages. On May 2, 2003, we moved to dismiss all claims against it. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. The Company withdrew its motion to dismiss shortly thereafter. Axeda and RTIAG filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. A case management conference has been scheduled for September 9, 2003. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

From time to time, we have received notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Factors that may Affect Future Results - Risk Factors - We have received notices of claims related to our PC products regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages." We have accrued for estimated losses in the accompanying financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

Item 2:  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         On June 25, 2003, we issued a warrant to purchase 43,042 shares of our common stock to Silicon Valley Bank, with an exercise price of $1.39 and expiring in June 2008, in connection with entering into a loan and security agreement with Silicon Valley Bank. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Our 2003 Annual meeting was held on June 17, 2003. The stockholders adopted the following proposals that were submitted to a vote at such meeting: (1) to elect two directors to serve for a three-year term ending in the year 2006 and until their successors are duly elected and qualified, or until their earlier resignation or removal; (2) to approve an amendment to our 1999 Stock Incentive Plan to increase the number of shares authorized for issuance over the term of the plan (prior to any future automatic increase) by an additional 500,000 shares; (3) to approve an amendment to our 1999 Stock Incentive Plan to increase the limit on the amount by which the share reserve under the plan automatically increases at the beginning of each year from six hundred thousand (600,000) shares to one million (1,000,000) shares; and (4) to ratify the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2003. The results of the votes on these matters are disclosed below.

                                                                              Votes Withheld or
                                                           Votes For         Against or Withheld          Abstain
(1) Elect Directors
         Walter L. Threadgill                                   23,008,852                772,787                      -
         Dale E. Calder                                         22,869,027                912,612                      -

(2) Amend 1999 Stock Incentive Plan to increase the number of
    shares authorized by an additional 500,000 shares            9,255,673              2,247,094                250,278

(3) Amend 1999 Stock Incentive Plan to increase the limit on the amount by which the share reserve under the plan
    automatically increases at the beginning of each year        9,248,813              2,256,104                248,128

(4) Ratify appointment of KPMG LLP                              23,546,404                216,583                 18,652


The following are the names of each of our other directors whose term of office continued after the annual meeting:

    Directors Holding Office Until 2005:  Paul A. Vais and James R. McDonald

    Directors Holding Office Until 2004:Robert M. Russell Jr. and Bruce J. Ryan


Item 5: OTHER INFORMATION

None.


Item 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.
   (b) The following reports were filed on Form 8-K during this period:

On April 29, 2003 the Registrant filed a Form 8-K to furnish information pursuant to Regulation FD, including its April 29, 2003 press release announcing financial results for the quarter ended March 31, 2003.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 14th day of August 2003.

August 14, 2003
Axeda Systems Inc.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
           Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits. The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):

                                                               EXHIBITS
Exhibit Number     Exhibit Title

   2.1             Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics, Inc., STMicroelectronics,
                   NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and RAVISENT Operating Company, Inc. (3)
   2.2             Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and RAVISENT Internet
                   Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company, Inc. (4)
   2.3             Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among RAVISENT Technologies
                   Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of
                   Israel and certain of the shareholders of eMation, Ltd. (5)
   3.1             Amended and Restated Certificate of Incorporation. (1)
   3.2             Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002.  (2)
   3.3             Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent
                   Technologies Inc., a Delaware corporation, dated as of January 10, 2002. (6)
   4.1             Form of registrant's Specimen Common Stock Certificate. (1)
  10.1 *           Loan and Security Agreement, dated June 25, 2003 by and between Axeda Systems Operating Company, Inc. and
                   Silicon Valley Bank
  31.1 *           Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.
  31.2 *           Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.
  32.1 *           Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTNOTES:
   (1)             Incorporated by reference to The registrant's
                   registration statement on Form S-1 declared effective
                   with Securities and Exchange Commission on July 15,
                   1999 (File NO. 333-77269).
   (2)             Incorporated by reference to the registrant's current report on Form 8-K dated February 25, 2002 as filed with the Securities and Exchange Commission on February 27, 2002.
   (3)             Incorporated by reference the registrant's current report on Form 8-K dated March 1, 2001, as filed with the
                   Securities and Exchange Commission on March 16, 2001.
   (4)             Incorporated by reference to the registrant's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.
   (5)             Incorporated by reference to the registrant's Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on November 19, 2001.
   (6)             Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended
                   March 31, 2002.


    *              Filed herewith.