Form 10-Q
period 2003-09-30
AXEDA SYSTEMS INC
filed 2003-11-14
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period Ended September 30, 2003

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

                                    Yes[X]   No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes[ ]   No[X]

                           ---------------------------


On November 13, 2003, 32,312,557 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                           Page
Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets  as of September 30, 2003 (unaudited) and December 31, 2002 ......2

                 Consolidated Statements of Operations for the three months ended September 30, 2003 and
                 2002  (unaudited). ...........................................................................3

                 Consolidated Statements of Operations for the nine months ended September 30, 2003 and
                 2002  (unaudited). ...........................................................................4

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and
                 2002  (unaudited). ...........................................................................5

                 Notes to the Consolidated Financial Statements ...............................................6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations ........18

Item 3           Quantitative and Qualitative Disclosures About Market Risk ...................................37

Item 4           Controls and Procedures ......................................................................37

Part II          Other Information

Item 1            Legal Proceedings ...........................................................................38

Item 2            Changes in Securities .......................................................................39

Item 3            Defaults Upon Senior Securities .............................................................39

Item 4            Submission of Matters to a Vote of Security Holders .........................................39

Item 5            Other Information ...........................................................................39

Item 6            Exhibits and Reports on Form 8-K ............................................................39

                 Signatures ...................................................................................40

                 Exhibit Index ................................................................................41

                 Exhibit 10.4
                 Exhibit 10.5
                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                                                                           September 30,    December 31,
                                                                               2003             2002
                                                                               ----             ----
                                                                            (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents, including restricted cash of  $100 in 2003
    and $650 in 2002 .......................................................   $  11,355    $  19,065
   Accounts receivable, net ................................................       3,475        3,305
   Prepaid expenses and other current assets ...............................         741          973
                                                                               ---------    ---------
     Total current assets ..................................................      15,571       23,343

   Furniture and equipment, net ............................................       2,433        3,111
   Goodwill ................................................................       3,575        3,651
   Identified intangible assets, net .......................................       1,589        2,087
   Other assets ............................................................         319          321
                                                                               ---------    ---------
     Total assets ..........................................................   $  23,487    $  32,513
                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit .....................................................   $     448    $    --
   Current portion of notes payable ........................................          55          238
   Accounts payable ........................................................       1,184        2,448
   Accrued expenses ........................................................       5,417        8,015
   Income taxes payable ....................................................         763          616
   Deferred revenue ........................................................       1,244        1,078
                                                                               ---------    ---------
     Total current liabilities .............................................       9,111       12,395

Non-current liabilities:
   Other non-current liabilities ...........................................         876        1,046
   Financing-related liability .............................................       2,765         --
                                                                               ---------    ---------
     Total liabilities .....................................................      12,752       13,441
                                                                               ---------    ---------

Commitments and contingencies (note 7)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized in 2003 and
     2002, none issued or outstanding ......................................        --           --
   Common stock, $.001 par value 50,000,000 authorized; 32,912,766 shares
    issued in 2003 and 27,822,217 in 2002 ..................................          33           28
   Additional paid-in capital ..............................................     146,445      143,847
   Deferred stock compensation .............................................        (175)        (578)
   Accumulated deficit .....................................................    (134,329)    (122,880)
   Accumulated other comprehensive income ..................................         141           35
   Treasury stock at cost, 603,800 shares in 2003 and 2002 .................      (1,380)      (1,380)
                                                                               ---------    ---------
     Total stockholders' equity ............................................      10,735       19,072
                                                                               ---------    ---------
     Total liabilities and stockholders' equity ............................   $  23,487    $  32,513
                                                                               =========    =========
       See accompanying notes to the consolidated financial statements .....

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     Three Months Ended September 30,
                                                           2003              2002
                                                           ----              ----
Revenues:
  License ..........................................   $      2,575    $      3,421
  Services and maintenance .........................            924             795
  Hardware .........................................            104             153
                                                       ------------    ------------

    Total revenues .................................          3,603           4,369
                                                       ------------    ------------

Cost of revenues:
  License ..........................................            151             579
  Services and maintenance .........................            757           1,163
  Hardware .........................................           --                29
  Software amortization ............................            159             525
                                                       ------------    ------------

    Total cost of revenues .........................          1,067           2,296
                                                       ------------    ------------

    Gross profit ...................................          2,536           2,073
                                                       ------------    ------------

Research and development
  Non-cash compensation ............................             28              31
  Other research and development expense ...........            969           1,655
Sales and marketing
  Non-cash compensation ............................             10              17
  Other selling and marketing expense ..............          1,777           3,836
General and administrative
  Non-cash compensation ............................            108             103
  Other general and administrative expense .........          1,747           2,374
  Depreciation and amortization ....................            278             422
                                                       ------------    ------------

    Total operating expenses .......................          4,917           8,438
                                                       ------------    ------------

    Operating loss .................................         (2,381)         (6,365)

Loss on disposals of assets ........................           --               (86)
Interest income (expense), net .....................            (24)             93
Other income (expense), net ........................            639              47
                                                       ------------    ------------

Loss before provision for income taxes .............         (1,766)         (6,311)

     Provision for income taxes ....................             45            --
                                                       ------------    ------------

Net loss ...........................................   $     (1,811)   $     (6,311)
                                                       ============    ============

Basic and diluted net loss per weighted average
 common share outstanding ..........................   $      (0.07)   $      (0.23)
                                                       ============    ============
Weighted average number of common shares outstanding
 used in calculation of basic and diluted net loss
 per common share ..................................     27,741,394      27,222,368
                                                       ============    ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                                     -------------------------------
                                                         2003                 2002
                                                         ----                 ----

Revenues:
  License ..........................................   $      7,050    $      9,039
  Services and maintenance .........................          2,457           2,012
  Hardware .........................................            287           1,501
                                                       ------------    ------------

    Total revenues .................................          9,794          12,552
                                                       ------------    ------------

Cost of revenues:
  License ..........................................            976           2,396
  Services and maintenance .........................          2,794           2,870
  Hardware .........................................              1           1,281
  Software amortization ............................            475           1,579
                                                       ------------    ------------

    Total cost of revenues .........................          4,246           8,126
                                                       ------------    ------------

    Gross profit ...................................          5,548           4,426
                                                       ------------    ------------

Research and development
  Non-cash compensation ............................             84             129
  Other research and development expense ...........          4,090           5,977
Sales and marketing
  Non-cash compensation ............................             27              55
  Other selling and marketing expense ..............          6,558          13,628
General and administrative
  Non-cash compensation ............................            381           1,202
  Other general and administrative expense .........          6,264           8,446
  Depreciation and amortization ....................            848           1,062
   Special charges .................................           --               820
                                                       ------------    ------------

    Total operating expenses .......................         18,252          31,319
                                                       ------------    ------------

    Operating loss .................................        (12,704)        (26,893)

Gain (loss) on disposals of assets .................            743            (123)
Interest income (expense), net .....................             29             406
Other income (expense), net ........................            621              44
                                                       ------------    ------------

Loss before provision for income taxes (benefit) ...        (11,311)        (26,566)

     Provision for income taxes (benefit) ..........            140            (668)
                                                       ------------    ------------

Net loss ...........................................   $    (11,451)   $    (25,898)
                                                       ============    ============

Basic and diluted net loss per weighted average
 common share outstanding ..........................   $      (0.42)   $      (0.96)
                                                       ============    ============
Weighted average number of common shares outstanding
 used in calculation of basic and diluted net loss
 per common share ..................................     27,390,836      27,000,897
                                                       ============    ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                             2003             2002
                                                             ----             ----
Cash flows from operating activities:
  Net loss .................................................   $(11,451)   $(25,898)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization ............................      1,323       2,641
  Net (gains) and losses on disposal of assets .............       (729)        457
  Unrealized gain on finacing-related liability ............       (645)       --
  Non-cash compensation and other expenses .................        492       1,371
  Provision for doubtful accounts ..........................        (59)         92

Changes in items affecting operations:
  Accounts receivable ......................................       (111)      1,205
  Inventories ..............................................       --         2,070
  Loan receivable--officer .................................       --            34
  Prepaid expenses and other current assets ................        276         173
  Goodwill, intangible assets and other assets .............         78         107
  Accounts payable .........................................     (1,264)       (852)
  Accrued expenses and other non-current liabilities .......     (1,708)     (1,508)
  Income taxes payable .....................................        147        (668)
  Deferred revenue .........................................        166         765
                                                               --------    --------
    Net cash used in operating activities ..................    (13,485)    (20,011)
                                                               --------    --------

Cash flows from investing activities:
  Capital expenditures .....................................       (111)     (2,241)
                                                               --------    --------
    Net cash used in investing activities ..................       (111)     (2,241)
                                                               --------    --------

Cash flows from financing activities:
  Borrowing under bank line of credit ......................        448        --
  Net proceeds from issuance of common stock ...............      5,597        --
  Repayments of long-term debt and other
        non-current liabilities ............................       (226)     (2,016)
   Net proceeds from exercise of stock options .............          8          53
                                                               --------    --------
    Net cash provided by (used in) financing activities ....      5,827      (1,963)
                                                               --------    --------

Effect of exchange rate changes on cash and cash equivalents         59           4
                                                               --------    --------

Net decrease in cash and cash equivalents ..................     (7,710)    (24,211)
Cash and cash equivalents:
  Beginning of period ......................................     19,065      47,349
                                                               --------    --------
  End of period, including restricted cash of $100 in 2003
   and $650 in 2002 ........................................   $ 11,355    $ 23,138
                                                               ========    ========

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to September 30, 2003 and 2002 is unaudited)

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

We have sustained significant net losses and negative cash flows from operations since our inception. For the nine months ended September 30, 2003 and 2002, our net losses were $11,451 and $25,898, respectively, and negative cash flows from operations were $13,888 and $20,011, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. Management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through at least 2004. However, due to risks and uncertainties, there can be no assurances that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations and decrease our losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the personal computer, or PC, business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the third quarter of 2003, we recorded approximately $1,900 and $1,400, respectively, in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future operating losses will continue to be lower than in previous quarters. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

b)       Basis of Presentation

The interim consolidated financial statements of Axeda for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial position of Axeda at September 30, 2003, the results of our operations for the three and nine months ended September 30, 2003 and 2002 and our cash flows for the nine months ended September 30, 2003 and 2002. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2003.

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

f)       Financial Instruments

Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value. The financing-related liability financial instrument is recorded at fair value (note 6).

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

At September 30, 2003 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:


                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                            -----------------------     ---------------------
                                               2003           2002        2003        2002
                                               ----           ----        ----        ----
Net loss, as reported ....................   $ (1,811)   $    (6,311)   $(11,451)   $(25,898)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards ........       (742)        (1,215)     (2,054)     (3,645)
                                             --------    -----------    --------    --------
Pro forma net loss .......................   $ (2,553)   $    (7,526)   $(13,505)   $(29,543)
                                             ========    ===========    ========    ========
Net  loss  per  common  share --
 basic and diluted:

As reported .............................   $  (0.07)   $     (0.23)   $  (0.42)   $  (0.96)
                                             ========    ===========    ========    ========

Pro forma ................................   $  (0.09)   $     (0.28)   $  (0.49)   $  (1.09)
                                             ========    ===========    ========    ========

We used the following range of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                                          September 30,
                                                          -------------
                                                      2003            2002
                                                  -------------   -------------
Dividend yield ................................     0%              0%
Expected volatility ...........................   0% - 192%       0% - 192%
Average expected option life ..................   4 years         4 years
Risk-free interest rate .......................   1.02% - 5.73%   1.41% - 5.73%

h)       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, foreign income taxes, valuation of the financing-related liability and percentage of completion for certain sales agreements accounted for under contract accounting. Actual results could differ from those estimates.

i)       Computation of Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

         The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

i) Three Months Ended September 30, 2003

Options to purchase approximately 5.7 million shares of common stock with a weighted-average exercise price of $1.76 were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.7 million options that are vested, with a weighted average exercise price of $2.21, of which 1.1 million are vested and in the money, with a weighted average exercise price of $0.12. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 2.7 million shares of common stock with a weighted-average exercise price of $2.03 were vested and outstanding, including
2.5 million warrants which were not exercisable as of September 30, 2003, during the three months ended September 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include less than 0.1 million warrants that are vested and in the money, with a weighted average exercise price of $1.39. The warrants have various expiration dates during the next 5 years.

ii) Nine Months Ended September 30, 2003

Options to purchase approximately 5.7 million shares of common stock with a weighted-average exercise price of $1.76 were outstanding during the nine months ended September 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2.7 million options that are vested, with a weighted average exercise price of $2.21, of which 1.0 million are vested and in the money, with a weighted average exercise price of $0.09. The options have various expiration dates during the next 10 years.

Warrants to purchase approximately 2.7 million shares of common stock with a weighted-average exercise price of $2.03 were vested and outstanding, including
2.5 million warrants which were not exercisable as of September 30, 2003, during the nine months ended September 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants are vested and in the money. The warrants have various expiration dates during the next 5 years.

iii) Three Months Ended September 30, 2002

Options to purchase approximately 4.5 million shares of common stock with a weighted-average exercise price of $2.19 were outstanding during the three months ended September 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.8 million options that were exercisable, with a weighted average exercise price of $2.75, of which
0.7 million were vested and exercisable, with a weighted average exercise price of $0.01.

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

iv) Nine Months Ended September 30, 2002

Options to purchase approximately 4.5 million shares of common stock with a weighted-average exercise price of $2.19 were outstanding during the nine months ended September 30, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 1.8 million options that were exercisable, with a weighted average exercise price of $2.75, of which
0.8 million were vested and exercisable, with a weighted average exercise price of $0.19.

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

j)       Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. In October 2003, the FASB decided to defer indefinitely the provisions of SFAS 150 related to mandatorily redeemable noncontrolling interests. Early adoption of the deferred provisions is not permitted. We do not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

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

In March 2003 the FASB added a project to its agenda that will seek to improve the accounting and disclosures relating to stock-based compensation, with a view to issuing an Exposure Draft later this year that could become effective in 2004. The project will address whether compensation paid in the form of equity instruments should be recognized in the financial statements and how that compensation should be measured. In April 2003 the FASB decided that goods or services received in exchange for compensation result in a cost that is recognized in the income statement as an expense when the goods or services are consumed by an enterprise, that the economic event being measured is the exchange of goods or services received for stock-based compensation, that the measurement focus of that exchange is the value of the goods or services received, that the exchange should be measured at the grant date and that the measurement attribute for the exchange is the fair value. The FASB believes there is a need for one consistent approach to recognize the costs associated with employee stock options, and is examining whether there are ways to improve the precision and consistency of measuring the cost of employee stock options, as well as whether to require additional informative disclosures. The FASB plans to continue deliberations on this project through the fourth quarter of 2003, and to issue an Exposure Draft in the first quarter of 2004. The FASB has set a goal of completing its redeliberations and issuing a final statement in the third quarter of 2004. The effective date of the proposed standard would be for all equity-based compensation awards granted, modified or settled in years beginning after December 15, 2004, with early adoption permitted.

In March and May 2003, respectively, the United States Congress introduced proposed legislation titled the Broad-Based Stock Option Plan Transparency Act (H.R. 1372 and S. 979, respectively), or the Bill, that calls for a three-year moratorium on mandatory expensing of stock-based compensation and directs the Securities and Exchange Commission to call for improved disclosure on employee stock option plans. H.R. 1372 directs the Securities and Exchange Commission, or SEC, to require, by rule, enhanced reporting disclosures of all employee stock options given by publicly-traded companies. Additionally, the SEC would not be permitted to recognize any new accounting standard related to stock options until they have submitted a report to Congress on the effectiveness of the new disclosures, following a three year period of study. The Bill would also require that the Secretary of Commerce spend one year studying the impact of broad-based employee stock option plans in expanding corporate ownership, recruiting skilled workers, stimulating research and innovation and growing the U.S. economy. Committees and subcommittees of the House and Senate are reviewing the Bills.


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

2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

        Accounts receivable are net of provisions for doubtful accounts of $25 and $84 as of September 30, 2003 and December 31, 2002, respectively.

      Acquired Intangible Assets

       Accumulated amortization at September 30, 2003 and December 31, 2002 was $571 and $73, respectively.

3)       Notes Payable

As of September 30, 2003, we had approximately $55 outstanding on an equipment line of credit with interest rates ranging from 12% to 13% and payments due monthly over a 36 month period ending in December 2003. As of September 30, 2003, we are in compliance with all of the covenants under the equipment line of credit.

4)       Line of Credit

In June 2003 we executed a loan and security agreement with Silicon Valley Bank, or the Bank, that provides us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The Line also provides for a maximum of $1,000 in the form of letters of credit or other services from the bank that reduces the amount of available borrowings under the Line. The Line matures in June 2004, bears interest at the prime rate plus 1% (6.25% at September 30, 2003), with a minimum rate of 5.25%, and is collateralized by substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement, and a minimum available cash (including amounts available but undrawn under the Line) covenant. At September 30, 2003, we were in compliance with our covenants and approximately $448 was available and outstanding under the terms of the Line.

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

At September 30, 2003 there were no letters of credit or other amounts for bank services outstanding under the Line.

5)       Accrued Expenses

Accrued expenses consist of the following:

                                               September 30,  December 31,
                                               -------------  ------------
                                                   2003            2002
                                                   ----            ----
Legal and professional fees ....................   $  977        $1,202
Payroll and related costs ......................    1,168         2,778
Severance ......................................       59           355
Unutilized leased facilities ...................      714           566
Royalties to Israeli government agencies .......      700           828
Legal settlements ..............................     --             277
Sales, excise and other taxes ..................      577           689
Other ..........................................    1,222         1,320
                                                   ------        ------
                                                   $5,417        $8,015
                                                   ======        ======

6)       Private Placement

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with gross proceeds of $6,000. Subsequent to September 30, 2003, we paid placement and legal and accounting fees of approximately $400 in connection with the financing.

In connection with the PIPE financing, we also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The number of shares issuable upon exercise of the warrants and the exercise price thereof are subject to adjustment for stock splits and similar transactions. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment on a weighted average basis in the event of certain dilutive financings, subject to customary exceptions. The warrants are exercisable any time beginning March 23, 2004 through September 23, 2008, provided that, subject to certain limitations, any unexercised warrants will expire upon 30 days notice if the closing bid price of a share of common stock on NASDAQ equals or exceeds $3.42 (appropriately adjusted for any stock split, recapitalization or similar event) for twenty consecutive trading days after September 23, 2005.

The number of shares of common stock that may be acquired upon any exercise of any of the warrants is limited to the extent necessary to insure that, following such exercise, the total number of shares of common stock then beneficially owned by such exercising holder and its affiliates does not exceed 19.999% of the total number of issued and outstanding shares of common stock.

We also entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement on Form S-3 for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants with the SEC. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective and to comply with securities law requirements, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statement is updated and declared effective by the SEC.

The FASB's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, to qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract, there can be no provisions that could require a net cash settlement to the holder of the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreement if we fail to keep our registration statement effective is a potential net cash settlement pursuant to EITF 00-19. While we view this liquidated damages contingency as neither probable nor reasonably estimable, , we recorded the estimated fair value of the warrant as of September 23, 2003 of $3,410 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The registration rights agreement described above contains certain liquidated damages provisions which could require us to pay the holders of the warrants cash under certain unusual and unexpected circumstances. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

The estimated fair value of the financing-related liability as of September 30, 2003 was $2,765. The $645 net change in the fair value from September 23, 2003 was recorded as other income in the consolidated statement of operations.

The estimated fair value of the warrant was calculated using the Black-Scholes model and using the following assumptions:

                                              September 30,    September 23,
                                                   2003            2003
                                               --------           --------
Current market price/share .................   $ 1.41             $ 1.70
Exercise price/share .......................   $ 1.71             $ 1.71
Dividend yield .............................      0%                 0%
Expected volatility ........................     115%               115%
Expected life ..............................   5 years            5 years
Risk-free interest rate ....................     3.13%              3.13%

7)       Commitments and Contingencies

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

A proposal was made in July 2003 for the settlement and release of claims against the issuer defendants, including us. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. We believe the terms of the settlement will not have a material impact on our results of operations, liquidity, and financial condition. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of the Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, agreement with IPM and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15,000 for breach of contract, and $15,000 for fraud and punitive or exemplary damages. On May 2, 2003 we moved to dismiss all claims. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2,733 in addition to interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition. We are unable to predict the outcome of these matters or reasonably estimate an amount of loss given the current status of this matter.

Various third parties have notified us, as well as some of our former customers for our former digital media products, that our former DVD products infringe patents held by such third parties. We have received notices of up to an aggregate of $6,500 asserting rights under the indemnification provisions and warranty provisions of our license agreements from several customers relating to such claims of infringement. We have not determined whether and to what extent the patents held by such third parties are valid and whether and to what extent our former products may have infringed such patents. We are unable to predict the outcome of these matters, however, we are able to reasonably estimate an amount of possible loss given the current status of certain of these matters, and, in 2002, accrued $375.

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

8)       Segment Information

We sell and license our technology to customers primarily in North America, Europe and Asia. A significant portion of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

                                  Three Months Ended September 30,
                                  --------------------------------
Country/ Geographic Region            2003               2002
--------------------------       -----------------  ----------------
                                            % of               % of
                                            Total              Total
                                            -----              -----
North America:
     United States ............   $1,700       47%   $2,192       50%
     Canada ...................     --       --         378        9
                                  ------   ------    ------   ------
          Total - North America    1,700       47     2,570       59
                                  ------   ------    ------   ------
Europe:
     Germany ..................      141        4        65        2
     France ...................      275        8       275        6
     Netherlands ..............      111        3       134        3
     Switzerland ..............      492       14       391        9
     United Kingdom ...........      268        7       100        2
     Other ....................      412       12       220        5
                                  ------   ------    ------   ------
          Total - Europe ......    1,699       48     1,185       27
                                  ------   ------    ------   ------
Asia-Pacific:
     Israel ...................       49        1       105        3
     Japan ....................      110        3       432       10
     Other ....................       11     --          58        1
                                  ------   ------    ------   ------
          Total - Asia-Pacific       170        4       595       14
                                  ------   ------    ------   ------

Other .........................       34        1        19        1
                                  ------   ------    ------   ------

         Total ................   $3,603      100%   $4,369      100%
                                  ======      ===    ======      ===

                                  Nine Months Ended September 30,
                                  --------------------------------
Country/ Geographic Region            2003                   2002
--------------------------       -----------------     ----------------
                                            % of               % of
                                            Total              Total
                                            -----              -----
North America:
     United States ............   $ 3,882        39%   $ 5,465        44%
     Canada ...................       260         3      1,634        13
                                  -------   -------    -------   -------
          Total - North America     4,142        42      7,099        57
                                  -------   -------    -------   -------
Europe:
     Germany ..................       413         4        630         5
     France ...................     1,073        11      1,307        10
     Netherlands ..............       341         3        573         5
     Switzerland ..............       908         9        615         5
     United Kingdom ...........       365         4        339         3
     Other ....................       904        10        651         5
                                  -------   -------    -------   -------
          Total - Europe ......     4,004        41      4,115        33
                                  -------   -------    -------   -------
Asia-Pacific:

     Israel ...................       214         2        274         2
     Japan ....................     1,237        13        804         6
     Other ....................        95         1        180         1
                                  -------   -------    -------   -------
          Total - Asia-Pacific      1,546        16      1,258         9
                                  -------   -------    -------   -------

Other .........................       102         1         80         1
                                  -------   -------    -------   -------

         Total ................   $ 9,794       100%   $12,552       100%
                                  =======       ===    =======       ===

9)       Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For 2003, DRM is our reportable segment.

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

                                      Three Months Ended September 30,
                                      --------------------------------
                                           2003            2002
                                         ------          ------
Revenues:
  DRM .............................      $3,499          $2,799
  Other ...........................         104           1,570
                                         ------          ------

          Total ...................      $3,603          $4,369
                                         ======          ======

Gross profit:
       DRM ........................      $2,432          $  911
       Other ......................         104           1,162
                                         ------          ------

          Total ...................      $2,536          $2,073
                                         ======          ======

                                   Nine Months Ended September 30,
                                  -------------------------------
                                        2003             2002
                                     -------          -------
Revenues:
  DRM .......................        $ 9,258          $ 7,496
  Other .....................            536            5,056
                                     -------          -------

          Total .............        $ 9,794          $12,552
                                     =======          =======

Gross profit:
       DRM ..................        $ 5,262          $ 2,345
       Other ................            286            2,081
                                     -------          -------

              Total .........        $ 5,548          $ 4,426
                                     =======          =======

10)      Consolidated Statements of Cash Flows

         Supplemental disclosure of cash flow information:

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                   2003        2002
                                                                                  -----     -------
Cash paid during the period for:
  Interest ....................................................................   $  32     $   107
  Income taxes (refund) .......................................................      33        (308)
                                                                                  =====     =======
Non-cash investing and financing activities:
  Amortization of deferred stock compensation .................................     441       1,147
                                                                                  =====     =======
  Common stock financing-related liability ....................................   3,410        --
                                                                                  =====     =======
  Issuance of warrants in connection with common stock financing ..............      76        --
                                                                                  =====     =======
  Issuance of warrants in connection with bank line of credit .................      44        --
                                                                                  =====     =======
  Issuance of stock options in connection with grants below fair value ........      38          50
                                                                                  =====     =======
  Settlement of pre-acquisition liability related to acquisition of
    eMation ...................................................................    --           160
                                                                                  =====     =======
  Fair value of 20,000 shares of Axeda common stock received in connection
  with the settlement of a loan receivable ....................................    --            39
                                                                                  =====     =======


11) Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                           --------------------------------    -------------------------------
                                                  2003          2002               2003          2002
                                                --------      --------            --------      --------
Net loss ....................................   $ (1,811)     $ (6,311)          $(11,451)     $(25,898)
Foreign currency translation adjustment .....         53          (121)                59             4
                                                --------      --------           --------      --------
Comprehensive loss ..........................   $ (1,758)     $ (6,432)          $(11,392)     $(25,894)
                                                ========      ========            ========      ========

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for NASDAQ delisting; declining sales of our legacy products; our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; the long sales cycle for DRM solutions; our customers' ability to integrate our DRM solutions into and deploy their products successfully and in a timely fashion; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Factors that may Affect Future Results - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ that are included in this report, are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

Overview and Recent Events

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with gross proceeds of $6 million. The gross proceeds from the financing will be reduced by placement fees and legal and accounting fees of approximately $0.4 million. In connection with the PIPE financing, we also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the third quarter of 2003, we recorded approximately $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future operating losses will continue to be lower than in previous quarters. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

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

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an entry into the DRM market and changed our strategic focus to the enterprise software and services market. eMation historically derived its main source of revenues from its industrial automation products, which are now offered as Axeda Agent components of our DRM System. While we continue to sell the components of the DRM System, such as the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, to support our traditional industrial automation business, we expect that sales of these products will decrease in the future as we devote most of our resources to the development and support of the enterprise component of the Axeda DRM System. For the nine months ending September 30, 2003, substantially all of our license and services revenues were from sales of our DRM solutions.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                                Three Months Ended September 30,           Nine Months Ending September 30,
                                         ----------------------------------------------  ------------------------------------------
                                                  2003                       2002              2003                  2002
                                         -----------------------   --------------------- -------------------- ---------------------
                                                      Percent of              Percent of           Percent of           Percent of
                                         Amount        Revenues      Amount   Revenues    Amount   Revenues    Amount    Revenues
                                         ------        --------      ------   --------    ------   --------    ------    --------
Revenues:
   License ............................ $  2,575         71.5%      $  3,421      78.3%  $ 7,050       72.0% $  9,039        72.0%
   Services and maintenance ...........      924         25.6            795      18.2     2,457       25.1     2,012        16.0
   Hardware ...........................      104          2.9            153       3.5       287        2.9     1,501        12.0
                                        --------      --------       --------    ------    --------   ------   --------    ------
     Total revenues ...................    3,603        100.0          4,369     100.0     9,794      100.0    12,552       100.0
                                        --------      --------       --------    ------    --------   ------   --------    ------

Cost of revenues:
   License ............................      151          4.2            579      13.2       976       10.0     2,396        19.1
   Services and maintenance ...........      757         21.0          1,163      26.6     2,794       28.5     2,870        22.8
   Hardware ...........................     --         --                 29       0.7         1     --         1,281        10.2
   Software amortization ..............      159          4.4            525      12.0       475        4.8     1,579        12.6
                                        --------   --------         --------    ------    --------   ------    --------    ------
     Total cost of revenues ...........    1,067         29.6          2,296      52.5     4,246       43.3     8,126        64.7
                                        --------   --------         --------    ------    --------   ------    --------    ------

Gross profit ..........................    2,536         70.4          2,073      47.5     5,548       56.7     4,426        35.3
                                        --------   --------         --------    ------    --------   ------    --------    ------

Research and development
    Non-cash compensation .............       28          0.8             31       0.7        84        0.9       129         1.0
    Other research and development
     expense ..........................      969         26.9          1,655      37.9     4,090       41.8     5,977        47.6
Sales and marketing
    Non-cash compensation .............       10          0.3             17       0.4        27        0.3        55         0.4
    Other selling and marketing
     expense ..........................    1,777         49.3          3,836      87.8     6,558       66.9    13,628       108.6
General and administrative
    Non-cash compensation .............      108          3.0            103       2.3       381        3.9     1,202         9.6
    Other general and administrative
     expense ..........................    1,747         48.5          2,401      55.0     6,267       64.0     8,495        67.7
    Provision for doubtful accounts ...     --         --                (27)     (0.6)       (3)      --         (49)       (0.4)
Depreciation and amortization .........      278          7.7            422       9.7       848        8.6     1,062         8.5
Special charges .......................     --         --               --        --          --       --         820         6.5
                                        --------     --------       --------    ------    --------   ------    --------    ------
Total Operating Costs .................    4,917        136.5          8,438     193.0    18,252      186.4    31,319       250.0
                                        --------     --------       --------    ------    --------   ------    --------    ------

Operating loss ........................   (2,381)       (66.1)        (6,365)   (145.7)  (12,704)    (129.7)  (26,893)     (214.2)

Gain (loss) on sales of assets ........     --         --                (86)     (2.0)      743        7.6      (123)       (1.0)
Interest income (expense), net and
other income (expense), net ...........      615         17.1            140       3.2       650        6.9       450         3.6
                                        --------     --------       --------    ------    --------   ------    --------    ------
Loss before income tax (benefit) ......   (1,766)       (49.0)        (6,311)   (144.5)  (11,311)    (115.2)  (26,566)     (211.6)
Income tax expense (benefit) ..........       45          1.2           --        --         140        1.4      (668)       (5.3)
                                        --------     --------       --------    ------    --------   ------    --------    ------
Net loss .............................. $ (1,811)      (50.2)%      $(6,311    (144.5)%  $(11,451)    (116.6)  (25,898)     (206.3)%
                                        ========       =====        =======    ======    ========     ======   =======      ======

                               AXEDA SYSTEMS INC.
Results of Operations

Revenues. Overall revenues decreased by $0.8 million or 18% and $2.8 million or 22%, to $3.6 million and $9.8 million, during the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. Sales of our DRM solutions increased $0.7 million and $1.8 million, while PC and hardware sales decreased $1.5 million and $4.5 million during the three and nine months ending September 30, 2003, respectively.

License revenues for the three and nine months ending September 30, 2003 decreased by approximately $0.8 million and $2.0 million, respectively, compared to the same periods in 2002. The decrease in license revenues was mainly attributable to the discontinuation of our former PC business, which declined by $1.2 million and $3.1 million during the three and nine months ending September 30, 2003, respectively, from the year earlier periods. Partially offsetting these decreases were increases in DRM license revenues of approximately $0.4 million and $1.1 million during the three and nine months ending September 30, 2003, respectively. We do not expect any future license revenues from our former PC business, and expect DRM System license revenues to increase as our DRM Systems are more widely adopted.

Hardware revenues remained flat and decreased by $1.2 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002, due to decreased sales of components for our former Internet appliances and Internet set-top boxes. We expect future hardware revenues and related gross profit to be minimal.

Services and maintenance revenues increased $0.1 million and $0.4 for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. The increase over the three and nine-month periods in comparison to the same period in 2002 is due to a greater demand for professional services in connection with existing DRM installations, as well as additional maintenance plans sold with our DRM Systems. We anticipate services and maintenance revenues will vary, as opportunities in this area is subject to our customers' requirements and approval process.

Historically, the majority of our revenues have been derived from a small number of customers. However, as our model has shifted to the enterprise software market, our revenues are becoming less concentrated. For the three and nine month periods ending September 30, 2003, our top five customers accounted for $1.7 million, or 46%, and $2.5 million, or 26%, of our total revenues, respectively. For the three and nine month period ending September 30, 2002, our top five customers accounted for $2.3 million, or 53%, and $4.5 million, or 36%, of our total revenues, respectively. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time.

We sell our DRM System solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation, and office automation industries. In the quarter ending September 30, 2003 customers based in North America accounted for 46% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

Cost of Revenues. Cost of revenues decreased by $1.2 million and $3.9 million, or 54% and 48%, respectively, to $1.1 million and $4.2 million for the three and nine months ending September 30, 2003 compared to the same periods in 2002.

Cost of revenues for license fees for the three and nine months ending September 30, 2003 decreased by approximately $0.4 million and $1.4 million, respectively, compared to the same periods in 2002, due to a decrease in costs associated with our former PC products. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for hardware sales remained flat and decreased by $1.3 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. The decrease in cost of hardware revenues for the three months ended is due our inventories having been substantially fully reserved since June 30, 2002. The decrease in cost of hardware revenues for the nine months ended corresponds directly to the decrease in our hardware sales, as well as the fully-reserved state of our inventories.

Cost of revenues for services and maintenance decreased by $0.4 and $0.1 for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. The $0.4 million decrease in cost of services and maintenance for the three months ending September 30, 2003 is attributable to a $0.3 million and $0.1 million decrease in DRM professional staff expense and PC service expense. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to remain approximately the same, as our service and maintenance costs are adjusted to meet the requirements of our customers.

Software amortization of our developed and core technologies for the three and nine months ending September 30, 2003 decreased by $0.4 and $1.1 million, respectively, compared to the same periods in 2002, due to an impairment of our identified intangibles in the fourth quarter of 2002. Non-cash amortization of acquired technology will represent approximately $0.6 million of our cost of revenues for the year ending December 31, 2003.

Gross Profit. Gross profit increased $0.5 million and $1.1 million, or 22% and 25%, to $2.5 million and $5.5 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. The increase in gross profit is largely attributable to an increase in revenues from our DRM license fees and the higher gross profit associated with such revenues, increased DRM service and maintenance revenues, and reduced software amortization expense. Offsetting these increases were corresponding decreases in revenue and gross profit from our former PC products.

For the three and nine months ending September 30, 2003, 71% and 72% of our total revenues were derived from license fees in comparison to 78% and 72% during the same periods in the prior year. As a percentage of total revenues, gross profit increased from 47% to 70% for the three months ending September 30, 2003 and 35% to 57% for the nine months ending September 30, 2003, compared to the same periods in 2002. The increase in gross profit margin was largely due to increased revenues and associated gross profit from our DRM licenses fees and reduced software amortization expense.

DRM license gross profit margin was 94% and 86% for the three and nine months ending September 30, 2003, respectively, and 86% and 84% for the three and nine months ending September 30, 2002, respectively. Services and maintenance plans gross profit margin was 18% and negative 14% for the three and nine months ending September 30, 2003, respectively, reflecting an improvement in the billable utilization of professional services employees. For the three and nine months ending September 30, 2002 services and maintenance plans gross profit margin was negative 46% and negative 43%, respectively. The variability in our services and maintenance gross profit margin reflects the variability in our services revenues, and cost savings from our recent restructuring efforts.

Research and Development Expense. Other research and development expenses consist of staff, staff-related, professional and other development related support costs associated with the development of new products, quality assurance and testing. Research and development expenses decreased $0.7 million and $1.9 million, or 41% and 32%, to $1.0 million and $4.1 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002.

The $0.7 million decrease in the three months ending September 30, 2003 was attributable to the discontinuance of the PC development team during 2002, which contributed $0.3 million as well as a decrease in staff related and other costs, which totaled $0.4 million. The $1.9 million decrease in the nine months ending September 30, 2003 was due to the discontinuance of the PC development team, which contributed $1.5 million as well as a decrease in staff related and other costs, which totaled $0.4 million. As a percentage of revenues, research and development expenses decreased from 38% to 27%, and 48% to 42% for the three and nine months ending September 30, 2003, compared to the same periods in 2002. We expect research and development expenses to remain at approximately the same level from the quarter ending September 30, 2003 for the remainder of 2003. Additionally, we expect research and development expenses to decrease as a percentage of revenues as our future revenues increase.

Sales and Marketing Expense. Other sales and marketing expenses consist of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts, as well as technical support costs. Sales and marketing expenses decreased approximately $2.1 million and $7.1 million, or 54% and 52%, to $1.8 million and $6.6 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002.

Decreases in sales staff headcount, severance and the elimination of our former business development personnel focused on professional services in 2002 contributed $0.7 million, $0.2 million and $0.2 million to the decrease in sales and marketing expense for the three months ending September 30, 2003 compared to the same periods in the prior year. In addition, reduced public relations, trade shows and advertising expense equally contributed approximately $0.3 million for the three month period ending September 30, 2003 over the prior year. Finally, reductions in travel, subcontractors, the closure of our Israeli office, and other expenses contributed $0.2, $0.1, $0.1 and $0.3 million, respectively, to the decrease for the three months ending September 30, 2003, compared to the same period in the prior year.

The elimination of our former business development personnel focused on professional services in 2002, decreases in sales staff headcount, and the elimination of our former PC sales team and initial branding expense contributed $2.8 million, $0.8 million and $0.6 million to the decrease in sales and marketing expense for the nine months ending September 30, 2003 compared to the same periods in the prior year. In addition, reduced public relations, trade shows and advertising, expense equally contributed approximately $0.6 million for the nine month period ending September 30, 2003 over the prior year. Also, reductions in travel, subcontractors, the closure of our Israeli office, contributed $0.4, $0.5, and $0.4 million. Finally, reduced collateral, severance and other expenses contributed $0.2 million, $0.2 million and $0.5 million, compared to the same period in the prior year.

As a percentage of revenues, sales and marketing expenses decreased from 88% to 49%, and 109% to 67%, respectively, for the three and nine months ending September 30, 2003, compared to the same periods in 2002. We expect sales and marketing expenses to remain at approximately the same level from the quarter ending September 30, 2003 for the remainder of 2003. Additionally, we expect sales and marketing expenses to decrease as a percentage of revenue as our future revenues increase.

Other General and Administrative Expense. Other general and administrative expenses consist of staff, staff related, and support costs for our finance, human resources, legal and other management departments. Other general and administrative expenses decreased $0.7 million and $2.2 million, or 27% and 26%, to $1.7 million and $6.3 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002. As a percentage of total revenues, other general and administrative expenses decreased from 55% to 48%, and 68% to 64% of total revenues for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002.

Rent and other expense to support our former PC business and staff related expense contributed $0.3 million and $0.2 million to the decrease in general and administrative expense for the three months ending September 30, 2003 compared to the same periods in the prior year. In addition, insurance and the closure of our Israeli office each contributed $0.1 million to the decrease in general and administrative expense for the three months ending September 30, 2003 compared to the prior year.

Reduced staffing, expenses to support our former PC business and estimated intellectual property expense contributed $0.7 million, $0.4 million, and $0.4 million, respectively, to the decrease for the nine months ending September 30, 2003 compared to the same period in the prior year. In addition, cost reductions associated with the closure of our Israeli office, reduced travel and other expense contributed $0.3 million, $0.1 million and $0.3 million to the decrease in general and administrative expense for the nine months ending September 30, 2003 compared to the same periods in the prior year. Finally, decreases in third party consultants were offset by an increase in severance expense for the nine months ending September 30, 2003, compared to the same periods in 2002. We expect general and administrative expense to remain at approximately the same level from the quarter ending September 30, 2003 for the remainder of 2003. Additionally, we expect general and administrative expense to decrease as a percentage of revenue as our future revenues increase.

Non-cash Compensation General and Administrative Expense. Non-cash general and administrative expense consists of amortization of compensation related to stock options. Non-cash general and administrative expense decreased from $1.2 million for the nine months ending September 30, 2002 to $0.4 million for the nine months ending September 31, 2003. The decrease is attributable to modifications to certain outstanding stock options and deferred stock compensation expense incurred in 2002. No similar expense was incurred during in the first nine months of 2003. For the nine months ending September 30, 2002, a $0.4 million expense was incurred for the acceleration of option vesting in accordance with the termination of certain employment agreements. In addition, $0.2 million was the result of amortization of deferred stock compensation recorded in connection with stock options granted to employees at less than fair market value granted between July and December 2001. The remaining portion of the 2002 non-cash compensation general and administrative expense was attributable to a one-time charge of $0.2 million for the modification of stock options held by a former employee.

Depreciation and Amortization. We recorded depreciation and amortization of $0.3 million and $0.4 million and $0.8 million and $1.1 million for the three and nine months ending September 30, 2003, respectively compared to the same periods in 2002. The decrease in amortization expense is due to the partial impairment of identified intangible assets recorded in connection with our acquisition of eMation in December 2001.

Special Charges. Special charges for the nine months ending September 30, 2002 consisted of items related to our exit from the PC business in May 2002. The charges included $0.3 million for furniture and equipment and employee inducements related to our license agreement with Sonic Solutions and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our San Jose facility. No special charges were recorded for the nine months ending September 30, 2003.

Gains on Disposals of Assets. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. No corresponding gains were recorded for the nine months ending September 30, 2002.

Interest Income and (Expense), net. Net interest income decreased by $0.4 million or 93% for the nine months ending September 30, 2003 compared to the same period in 2002. The decrease is the result of lower average cash balances and lower bank interest rates in 2003.

Other income and (expense), net. While we view the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market non-cash gain for the quarter ending September 30, 2003 was $0.6 million. Due to the uncertainty surrounding the variables required by the valuation model for the financing-related liability and corresponding gain or loss adjustment, it is difficult to estimate the future income or expense resulting from the periodic valuations of the liability.

Provision for Income Taxes (Benefit). The income tax benefit recorded for the nine months ending September 30, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics and Internet Appliance businesses and the September 2003 PIPE financing. As of September 30, 2003, we had approximately $11.4 million in cash and cash equivalents.

Net cash used in operating activities for the nine months ending September 30, 2003 was $13.4 million, compared to $20.0 million for the nine months ending September 30, 2002. Cash used in operating activities for the nine months ending September 30, 2003 was primarily the result of our net loss of approximately $11.4 million and other changes in working capital of approximately $2.4 million, offset by approximately $0.4 million for the net non-cash expenses, gains on asset disposals and financing-related gain. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, and have closely monitored our infrastructure costs. We exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and through the third quarter of 2003, we recorded $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

Net cash used in investing activities for the nine months ending September 30, 2003 was $0.1 million, as compared to $2.2 million for the nine months ending September 30, 2002, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was $5.8 million for the nine months ending September 30, 2003 and consisted of net proceeds from the issuance of common stock of $5.6 million and borrowings under a bank line of credit of $0.4 million, offset by principal payments reducing other indebtedness of $0.2 million. Net cash used in financing activities of $2.0 million for the nine months ending September 30, 2002 consisted of principal payments reducing other indebtedness.

In June 2003, we executed a loan and security agreement with Silicon Valley Bank that provides us with a line of credit, or the Line, in the amount of the lesser of $2 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). As of September 30, 2003, we had $0.4 million in borrowings under the Line, which was repaid in October 2003. In addition, we had approximately $0.1 million outstanding on an equipment loan facility, or the Loan, with payments due monthly over a 36 month period ending in December 2003. As of September 30, 2003, we were in compliance with all of our covenants under the Line and the Loan.

In September 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with gross proceeds of approximately $6.0 million. Subsequent to September 30, 2003, we paid placement and legal and accounting fees of approximately $0.4 million in connection with the financing. In connection with the PIPE financing, we also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share.

As of September 30, 2003, we have $1.4 million of estimated accrued costs related to facilities that we no longer occupy. We have made significant efforts to terminate these occupancy arrangements, but if these arrangements cannot be terminated, we may be required to make these payments.

We maintain an irrevocable, cash-secured, standby letter of credit, or the letter of credit, from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires on August 31, 2004 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires on August 31, 2004. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.

Based on our cash resources, our expected continued year over year growth in DRM Systems revenues and the continued realization of savings from our already implemented expense reductions, we expect to have sufficient cash resources to meet our cash needs through at least 2004. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected.

Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Employee and Director Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1999 Stock Incentive Plan, as amended (the "1999 Plan"). The 1999 Plan has three separate programs which include: the discretionary option grant program, under which employees may be granted options to purchase shares of common stock; the stock issuance program, under which eligible employees may be granted shares of common stock; and the automatic grant program, whereby eligible non-employee board members are granted options to purchase shares of common stock. To date, we have not issued any shares under the stock issuance program. In addition, our stock option program includes the 1995 Stock Option Plan (the "1995 Plan"), from which we no longer grant options. In connection with the eMation acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd. The plans listed above are collectively referred to in the following discussion as "the Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally 1 to 4 years and expire 10 years from the grant date for the 1999 Plan. Option vesting periods are generally 2 to 5 years and expire 5 to 10 years from the grant date for the 1995 Plan.

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

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted for the nine months ended September 30, 2003 and for the year ended December 31, 2002 to our Chief Executive Officer and our three other executive officers, Dale E. Calder, Thomas J. Fogarty and John C. Roberts. This group is referred to as the "Named Executive Officers."

Options granted to Named Executive Officers for the nine months ended September 30, 2003 and the year ended December 31, 2002 are summarized as follows:

                                                                     Nine Months Ended   Year Ended
                                                                       September 30,    December 31,
                                                                           2003            2002
                                                                         -------         -------
Net grants during the period as % of outstanding shares (#) .........       4.04%           9.17%
Grants to Named Executive Officers during the period as % of
total options granted (%) ...........................................      11.87%          13.82%
Grants to Named Executive Officers during the period as % of
outstanding shares granted (%) ......................................       0.48%           1.27%
Cumulative options held by Named Executive Officers as % of total
options outstanding (%) .............................................      34.93%          40.90%

General Option Information

         The following table sets forth the summary of activity under the Plans for the nine months ended September 30, 2003 and the year ended December 31, 2002:


                                                                       Options Outstanding
                                                               ----------------------------------------
                                           Number of Shares     Number of Shares        Weighted Average
                                            Available for     Issuable on Exercise        Exercise Price
                                               Options             of Options              (per share)
                                               -------             ----------               -----------
December 31, 2001                             771,301             3,781,592                   $2.43
                                              -------             ---------                   -----

Grants                                    (2,533,700)             2,533,700                    1.63
Exercises                                           -             (207,331)                    0.26
Cancellations*                                925,823           (1,029,142)                    3.27
Additional shares reserved                  1,100,000                   N/A
                                            ---------                   ---

December 31, 2002                             263,424             5,078,819                   $1.95
                                              =======             =========
Grants                                    (1,306,000)             1,306,000                    1.46
Exercises                                           -              (74,437)                    0.12
Cancellations*                                469,610             (581,471)                    2.89
Additional shares reserved                  1,100,000                   N/A
                                            ---------                  ---
September 30, 2003                            527,034             5,728,911                   $1.76
                                              =======             =========                   =====



* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 103,319 and 111,861 shares that were cancelled during 2002 and the first nine months of 2003, respectively, as no options will be granted in the future pursuant to these assumed plans.



The following table sets forth a comparison, as of September 30, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on September 30, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

                                   Exercisable                Unexercisable                     Total
                                   -----------                -------------                     -----
                                            Weighted                    Weighted
                                            Average                     Average
                             Number of      Exercise      Number of     Exercise    Number of   Weighted Average
                               Shares        Price        Shares        Price          Shares      Exercise Price
In-the-money                    1,061,044        $ 0.11    1,310,976      $ 0.49     2,372,020            $ 0.32
Out-of-the-money (1)            1,664,903        $ 3.54    1,691,988      $ 2.03     3,356,891            $ 2.78
Total options outstanding       2,725,947        $ 2.21    3,002,964      $ 1.36     5,728,911            $ 1.76


(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $1.41 as of September 30, 2003, as reported by the NASDAQ National Market.

Executive Options

     The following table sets forth information regarding stock options granted in nine months ended September 30, 2003, to our Named Executive Officers, each under our 1999 Plan. Options were granted with an exercise price equal to or less than the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten (10) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                                                   Individual Grants
                              Number of                                                        Potential Realizable Value
                              Securities     Percentage of Total   Exercise                      at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per   Expiration      Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)       Date                 Option Terms
----                          ---------          -----------        ------       ----                 ------------
                                                                                                     5%            10%
                                                                                                     --            ---
Robert M. Russell, Jr                -            -                   N/A          N/A               N/A             N/A
Dale E. Calder .......               -            -                   N/A          N/A               N/A             N/A
Thomas J. Fogarty ....         100,000           7.66%              $   0.01     4/28/2013        $ 66,703        $111,272
John C. Roberts ......          55,000           4.21%              $   1.45     9/24/2013        $ 40,450        $ 67,476

*Based on a total of 1,306,000 shares subject to options granted to employees under our option plans during the nine months ended September 30, 2003.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the nine months ended September 30, 2003, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of September 30, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of September 30, 2003 of our common stock.

                            Number of
                             Shares
                          Acquired on      Value        Number of Securities Underlying      Values of Unexercised In-the-Money
                            Exercise      Realized            Unexercised Options                         Options*
                            --------      --------            -------------------                         --------
 Named Executive
 Officer                                                     Exercisable       Unexercisable        Exercisable        Unexercisable
 -------                                                     -----------       -------------        -----------        -------------

 Robert M. Russell              -            $ -                486,496            394,504             $351,089           $ 256,621
 Dale E. Calder                 -             -                 503,125             71,875              436,219              92,531
 Thomas J. Fogarty              -             -                 327,706            102,294              331,937              91,063
 John C. Roberts                -             -                  26,874             88,126               19,388              22,913

* Option values based on stock price of $1.41 on September 30, 2003.



Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of September 30, 2003:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights     Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                          --------------------        -----------               ------------
Equity Compensation Plan Approved by
 Shareholders (A) (B)                       4,525,381                  $1.90                   527,034
                                            =========                  =====                   =======

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

We have never been profitable and may never achieve profitability in the future.

We had a loss before income taxes of approximately $11.3 million for the nine months ended September 30, 2003. To date, we have not achieved operating profitability on an annual basis. We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our future success depends upon the acceptance of our DRM solutions.

Our future growth will be driven by sales of Axeda DRM Systems and related services. We acquired eMation, Ltd., or eMation, a private Israeli company, in December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM System and also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our traditional industrial automation business.

Revenues from our legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, have decreased and we expect that revenues from these products will continue to decline in the future as we focus our efforts on the development of the Axeda DRM System.

Revenues from eMation's legacy products, which include Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, accounted for a significant portion of its historical revenues but have declined recently. We anticipate that revenues from our legacy products will continue to decline in the future as we plan to continue to focus on the Axeda DRM System.

It may be difficult to raise needed capital in the future, which could significantly harm our business.

We may require additional capital to finance our future growth and fund our ongoing research and development activities. Our capital requirements will depend on many factors, including but not limited to the following:

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

To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to seek additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or on terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected. If we issue additional stock to raise capital, your percentage ownership in Axeda would be reduced.

Failure to comply with NASDAQ's listing standards could result in our delisting by NASDAQ from the NASDAQ National Market and severely limit the ability to sell any of our common stock.

Our common stock is currently traded on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or on the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

Economic and political conditions could adversely affect our revenue growth and ability to forecast revenue.

The revenue growth of our business depends on the overall demand for DRM software and services. Because our sales targets are primarily major corporate customers in the medical instruments, enterprise technology, industrial and building automation equipment, and office equipment and print production industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. Customers may defer or reconsider purchasing products if they continue to experience a lack of growth in their business or if the general economy fails to significantly improve. The September 11, 2001 terrorist attacks, consequences of the war in Iraq, and the possibility of war or hostilities relating to other countries, and changes in international political conditions as a result of these events, may continue to affect the United States and the global economy, and could materially and adversely affect the growth rate of our software license and services revenues and have a material adverse effect on our business, financial condition or results of operations.

Our historical financial information is of limited value in projecting our future operating results or evaluating our operating history.

We believe that you should not rely on the results for any period prior to the eMation acquisition as an indication of our future performance because our business model has changed significantly since the sales of the assets of our consumer electronics, or CE, and Internet appliance, or IA, businesses in the first quarter of 2001, the license of our personal computer, or PC, technology to Sonic in May 2002 and the acquisition of eMation in December 2001.

We may not be able to compete effectively.

Competition in the market for DRM solutions is emerging and expected to grow stronger. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could have a material adverse effect on our business.

We may not be able to keep pace with technological advances.

The process of remotely extracting and managing information from intelligent devices will likely be characterized by rapid technological change, frequent new product introductions and emerging industry standards. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our products to remain competitive. Our products could become obsolete and unmarketable if we are unable to quickly adapt to new technologies or standards. To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes, evolving industry standards and other market changes and developments in a timely manner and on a cost-effective basis. Although we plan to continue to spend substantial amounts on research and development in the future, we cannot assure you that we will develop new products and product enhancements successfully or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies and other market changes and developments could have a material adverse effect on our business.

Our sales cycle for DRM Systems is long and may be seasonal and we may rely on large contracts from relatively few DRM customers, which may cause our operating results to fluctuate.

Our sales cycle is lengthy and may be subject to seasonality. Our DRM Systems sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, before purchasing our products, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our DRM Systems sales cycle may also depend on a number of additional factors, including but not limited to the following:

     o    the complexities of the problems our solutions address;

     o the breadth of the solution required by the customer, including the technical, organizational and geographic scope of the icense;

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

Because we have typically recognized a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients.

A variation in the conversion of our revenue pipeline to contracts could adversely affect our revenues and ability to forecast operations.

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. There has been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time. A variation in the revenue pipeline or in the conversion of the revenue pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

Our customers' ability to integrate our DRM solutions with their products can be difficult, time-consuming and expensive and they may be unable to deploy their products successfully or otherwise achieve the benefits attributable to our DRM solutions.

Our customers often desire to integrate our DRM solutions with their existing products, computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our customers' products. As a result, some customers may have difficulty or be unable to integrate our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective integration of our DRM solutions may limit our ability to expand our revenues, and may result in customer dissatisfaction, causing harm to our reputation.

We are dependent upon our key management for our future success, and few of our key personnel are obligated to stay with us.

Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed at will. Our business could be harmed if any of these or other key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement.

Our future growth will be limited if we are unable to expand our indirect distribution sales channels.

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

We may depend on our strategic partners and other third parties for sales and implementation of our products. If we fail to derive benefits from our existing and future strategic relationships, our business will suffer.

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

Our business model depends upon licensing our intellectual property, and if we fail to protect our proprietary rights, our business could be harmed.

Our ability to compete depends substantially upon our internally developed technology. We have a program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. However, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. If we are not successful in protecting our intellectual property, our business could be substantially harmed. We regard the protection of patentable inventions as important to our business. We currently have eleven United States patent applications pending relating to our DRM business and thirteen patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

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

     o certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

     o tamper-resistant copy protection codes and security buttons may not be successful in preventing unauthorized use of our software.

The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits would likely be expensive to resolve and would require management's time and resources and, therefore, could harm our business.

We may be subject to product liability claims and reduced sales because of defects in our products.

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

We have received notices of claims related to our former PC products (or digital media products) regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages.

Some third parties claim to hold patents covering various aspects of digital television, or DTV, high-definition television, or HDTV, and digital versatile disk, or DVD technology incorporated into our former and our former PC customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

A group of companies formed a consortium known as MPEG-LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that were incorporated into our former PC products.

Another group of companies formed a consortium known as DVD6C (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that were incorporated into our former PC products.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys' fees, they are required to pay or agree to pay these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several of our former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions, which could have a material adverse effect on our business, financial condition or results of operations.

Stock-based compensation will negatively affect our operating results.

We have recorded deferred compensation in connection with the grant of stock options to employees where the option exercise price is less than the estimated fair value of the underlying shares of common stock as determined for financial reporting purposes. We had a balance of $0.2 million of unamortized deferred stock compensation as at September 30, 2003 that will be amortized as follows:
$0.1 million in 2003; and $0.1 million in 2004.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs and trade barriers and political and economic instability.

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, the Netherlands, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For the nine months ended September 30, 2003, we derived approximately 61% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

We are subject to conditions attached to governmental grants we have received in Israel.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of September 30, 2003, $0.3 million of the remaining potential $0.4 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of September 30, 2003, $0.4 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund.

Because of their significant stock ownership, our officers and directors can exert significant influence over our future direction.

As of September 30, 2003, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.0 million shares, or approximately 13%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our certificate of incorporation and by-laws make changes of control difficult even if they would be beneficial to our stockholders.

The board of directors has the authority without any further vote or action on the part of our stockholders to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Our business is subject to changes in financial accounting standards, which may affect our reported revenue, or the way we conduct business.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2003 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective.

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

Item 2:  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. In connection with the PIPE financing, we also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The shares and warrants were issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.


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

   (b) The following reports were filed on Form 8-K during this period:

On September 23, 2003 the Registrant filed a Form 8-K to announce that it had completed a private placement of its common stock and warrants to certain accredited investors.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 14th day of November 2003.

November 14, 2003
Axeda Systems Inc.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
           Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item  601(a)(2) of Regulation  S-K, this Exhibit
Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):
                                    EXHIBITS

Exhibit Number           Exhibit Title
--------------           -------------

          2.1             Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics, Inc.,
                          STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and RAVISENT Operating
                          Company, Inc. (3)
          2.2             Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and RAVISENT
                          Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company, Inc. (4)
          2.3             Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among RAVISENT
                          Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of eMation, Ltd. (5)
          3.1             Amended and Restated Certificate of Incorporation. (1)
          3.2             Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002.  (2)
          3.3             Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent
                          Technologies Inc., a Delaware corporation, dated as of January 10, 2002. (6)
          4.1             Form of registrant's Specimen Common Stock Certificate. (1)
            10.1          Purchase Agreement, dated September 22, 2003, by and among Axeda Systems Inc. and the investors named on the signature pages thereto. (7)
          10.2            Registration Rights Agreement, dated September 23, 2003, by and among Axeda Systems Inc. and the investors named on the signature pages thereto. (7)
          10.3            Form of Common Stock Warrant. (7)
        10.4 * +          Employment Agreement dated September 25, 2003 by and between Axeda Systems Inc. and John C. Roberts
         10.5 *           Amendment #1 to License and Distribution Agreement effective August 15, 2003
         31.1 *           Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.
         31.2 *           Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.
         32.1 *           Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       FOOTNOTES:
          (1)             Incorporated by reference to The registrant's registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15,1999 (File No. 333-77269).
          (2)             Incorporated by reference to the registrant's current report on Form 8-K dated February 25, 2002 as filed with the Securities and Exchange Commission on February 27, 2002.
          (3)             Incorporated by reference the registrant's current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001.
          (4)             Incorporated by reference to the registrant's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.
          (5)             Incorporated by reference to the registrant's Definitive Proxy Statement on Form 14A dated November 9,
                          2001, as filed with the Securities and Exchange Commission on November 19, 2001.
          (6)             Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.
          (7)             Incorporated by reference to the registrant's current report on Form 8-K dated September 23, 2003 as filed with the Securities and Exchange Commission on September 23, 2003.

           *              Filed herewith.
           +              Compensation plans and arrangements for executives and others
