Form 10-K
period 2003-12-31
AXEDA SYSTEMS INC
filed 2004-03-24
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the year ended December 31, 2003

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

           Securities registered pursuant to Section 12(g)of the Act:
                     Common Stock, par value $.001 per share

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

The aggregate market value of such common stock held by non-affiliates of the registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $25,072,838 as of June 30, 2003. Shares of common stock held by each executive officer and director and each person known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant's common stock outstanding as of March 22, 2004 was 32,469,862.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement prepared in connection with its 2004 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 84.

                               Axeda Systems Inc.
                             Form 10-K Annual Report
                         (Year Ended December 31, 2002)

                                Table of Contents


                                     Part I
                                                                            Page

Item 1        Business ........................................................3

Item 2        Properties .....................................................19

Item 3        Legal Proceedings ..............................................20

Item 4        Submission of Matters to a Vote of Security Holders ............21


                                    Part II

Item 5        Market for Registrant's Common Equity and Related Stockholder
                 Matters .................................................... 22

Item 6        Selected Financial Data ........................................24

Item 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations ....................................25

Item 7A       Quantitative and Qualitative Disclosures About Market Risk .....43

Item 8        Financial Statements and Supplementary Data ....................44

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................79

Item 9A       Controls and Procedures.................... ....................79

                                    Part III

Item 10       Directors and Executive Officers of the Registrant .............80

Item 11       Executive Compensation .........................................80


Item 12        Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ..................80

Item 13       Certain Relationships and Related Transactions .................80

Item 14       Principal Accountant Fees and Services..........................80

                                    Part IV

Item 15       Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K .................................................81

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for NASDAQ delisting; our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ that are included in this report, are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda", "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

PART I

ITEM 1.  BUSINESS OF AXEDA

This Annual Report on Form 10-K includes certain registered trademarks and tradenames of Axeda Systems Inc. Axeda, Axeda Systems, Axeda DRM, Axeda Device Relationship Management System, Axeda Agent, Axeda Applications, Axeda Enterprise, Axeda Software Management, Axeda Usage, Axeda Access, Axeda Service, Axeda Device, Axeda Administration, Axeda Supervisor, Axeda Connector, Axeda Gateway, Axeda Builder, Wizcon, Axeda @aGlance/IT, Axeda Web@aGlance, Axeda FactorySoft OPC, Firewall-Friendly and Access. Insight. In Real Time. are trademarks of Axeda Systems Inc. All other trademarks are property of their respective owners, and are hereby acknowledged.

OVERVIEW

Axeda is a software and services company providing an emerging category of business software known as Device Relationship Management, or DRM. Our flagship product, the Axeda DRM System, is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings.

Axeda customers include Global 2000 original equipment manufacturers, or OEMs, in the Medical Instrument, Enterprise Technology, Printer and Copier and Industrial and Building Automation industries.

COMPANY HISTORY

We were incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed our name to Quadrant International, Inc. in May 1994. In April 1999, we changed our name to Divicore Inc. and then reincorporated in Delaware as RAVISENT Technologies Inc. in June 1999. We changed our name to Axeda Systems Inc. in January 2002. On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products, and for 2003, substantially all of our revenues were generated from selling DRM products. Our revenues in 2001 were substantially generated from sales from our Internet Appliance, or IA, business, our consumer electronics, or CE, business and our personal computer, or PC, business.

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

Our CE business designed, developed, licensed and marketed software solutions that enabled digital video and audio stream management in CE devices. This business also provided supporting hardware designs to selected customers as well as customization services and customer support. Our CE solutions enabled decoding (playback) and encoding (recording) of multimedia formats such as digital versatile disk or DVD; direct broadcast satellite or DBS and high-definition television or HDTV on existing CE platforms. We sold the assets of our CE business to STMicroelectronics, NV in March 2001 for approximately $55.6 million.

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

Our DRM and Other products generated the following revenues for the last three years:
                                    Year Ended December 31,
                             --------------------------------------
                             2003             2002             2001
                             ----             ----             ----
                                         (In thousands)
Revenues:
    DRM                     $12,622          $10,876         $ 1,614
    Other                       572            7,253           5,975
                                ---            -----           -----
         Total             $ 13,194         $ 18,129         $ 7,589
                           ========         ========         =======

A description of our segments is provided in note 17 to the consolidated financial statements included at Item 8 herein. Asset and revenue information about the geographic areas we operate in is included in notes 13 and 16 to the consolidated financial statements, filed herewith at Item 8.


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

eMation, a company we acquired in December 2001, has built and marketed products to address real-time device control and data management needs in the industrial automation market since the late 1980s. These products include supervisory control and data acquisition or SCADA systems for single or multiple devices. They feature computer-based human-machine interface, or HMI, capability for local monitoring, and offer sophisticated features for enabling remote control, monitoring, HMI, and data management of device data via proprietary networks or the Internet. Our communications technology enables multiple supervisory systems or other real-time control and data management applications to be connected over networks to remote operators or software systems.

eMation identified an opportunity in the late 1990s to develop a "DRM System" to use the Internet to enable businesses to remotely monitor, manage and service intelligent devices. The growth of the Internet provided a ubiquitous, open, global network to tap into the data locked within intelligent devices. Devices contain valuable information that could be used to control and monitor not only their output, but also their health and operation. Business could work better if these devices could communicate and if everyone in a business could tap directly into the information within the devices they sell and service, or the systems they use. For example, companies could benefit if they could tell when machines are out of raw materials or about to fail, how many times they were used in a week, how a facility was operating, or what features were most popular in products in use by their customers. Based on this information, companies could lower costs, operate more efficiently, and add new sources of revenue.

AXEDA DRM SOLUTIONS

The Axeda DRM System is a software solution that leverages the Internet to provide real-time, continuous exchange of information between remote devices, business systems and people. It allows timely, accurate and unbiased information to be communicated automatically, via the Internet, between remote devices deployed at customer facilities and external service personnel or enterprise business systems. Patent-pending Axeda technology allows intelligent devices hidden behind customer firewalls to have secure two-way Internet-based communication with external sales and service personnel and their enterprise applications. This enables companies to connect directly to their deployed products rather than relying on feedback filtered through their users.
The Axeda DRM System can be used on a stand-alone basis where, for example, personnel in a service department use the system on a day-to-day basis to monitor and diagnose remote devices installed at customer sites. Further, Axeda DRM solutions can be used to feed information to existing installed enterprise software systems. These could include enterprise resource planning, customer relationship management or CRM, and supply chain and asset management systems.

The Axeda DRM System is our major business focus. We complement our DRM products with professional services, training, and support offerings. We leverage our mix of experience in embedded systems, enterprise software, and the Internet to solve difficult problems with practical solutions. We also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC to support our industrial automation business.

OUR STRATEGY

Our objective is to be the leading provider of DRM solutions and services in targeted industries. Key elements of our strategy include:

     o Reducing service costs in ready markets. We are focused on helping device manufacturers in targeted industries provide better customer service at lower cost. We intend to continue to expand our products and services to ensure broad and successful adoption of the Axeda DRM System in customer service operations within our target accounts.

     o Reaching additional information stakeholders. Device data stored within the Axeda DRM System is also available to additional information stakeholders both inside and outside the company. We offer applications that provide solutions to marketing, sales, operations and product development departments. For example, our Axeda Usage application enables marketing and sales departments to monitor how a device is performing or how much consumable has been used during operation, enabling proactive decisions about product development, marketing programs, or automated upgrade or re-supply.

     o DRM-enabling complementary products and solutions. We seek alliances with complementary solution suppliers whose customers can benefit from the availability of live device data within their businesses.

     o Leverage our industrial automation experience. We are leveraging our industrial automation products from a broad library of connectivity software we have established to accelerate acceptance of the Axeda DRM System within related markets. For example, Axeda Supervisor can be used as part of a full Axeda DRM System or independently on a stand-alone basis as per our industrial automation customers.

MARKETS

We market our DRM solutions to device OEMs and strategic large-scale end users in a variety of industries. We target specific industries that have significant service costs and uptime requirements as well as complex, intelligent systems. Our current target industries are:

     o    Medical Instruments
     o    Office and Print Production Systems
     o    Enterprise Technology Equipment
     o    Industrial and Building Automation

We believe these industries have the greatest current need and most appropriate systems for our DRM Solutions, because they utilize complex, computer controlled, electro-mechanical devices that cannot afford downtime. They also often use "consumables" in their operation that operators want to automatically and remotely monitor and re-supply.

PRODUCTS AND SERVICES

The Axeda DRM System is a distributed software system that lets companies use the Internet to remotely monitor, manage, and service intelligent devices deployed at their customers' sites. It consists of a three tier architecture with Axeda Agent software deployed in or near the remote device, an Axeda Enterprise server that centrally receives and securely manages the information flowing to and from remote devices, and Axeda Applications that let field service or other enterprise personnel access, analyze, process and use the DRM device information for business purposes. Axeda Agent software is configured to monitor specific device data, process or filter it locally, and securely package the information for sending to and from the device through customer firewalls. Axeda Enterprise software manages the two way information communication with devices, collects, stores and manages this information, and triggers actions per specified business rules. Axeda Applications provide a family of web browser-based software solutions that use device data and connectivity for a variety of business processes including remote diagnostics and repair, usage tracking, access and control, and software release management. Certain Axeda Applications control the administration and configuration of the DRM System itself.

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

     o Axeda Usage provides a window into device operation and customer behavior, enabling companies to proactively identify usage trends. Axeda Usage's flexible design lets it measure a wide variety of usage types as appropriate to the targeted device. Its built-in intelligence enables automatic interactions with existing enterprise applications. For example, medical device manufacturers can measure the number of tests performed by their instruments; service providers for printers and copiers can track toner usage or predict remaining equipment life; and enterprise technology makers can track system performance or disk space utilization in data storage equipment.

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

Axeda Enterprise
----------------
Axeda Enterprise server software provides a secure, fault-tolerant infrastructure for communicating and managing the information exchange between remote devices and businesses. Axeda Enterprise software acts as a device data center, storing and managing live and historical information in a secure environment. Business rules drive automated device data analysis and notification of people or initiate transactions with other enterprise business systems such as billing, maintenance, help-desk, inventory, re-supply, ordering and asset management. The Axeda Integrator for Siebel provides seamless integration between Axeda Enterprise and the Siebel 7 Field Service application from Siebel Systems Inc. The Axeda Integrator for SAP provides similar certified integration with the mySAP.com e-business platform. The Axeda Enterprise SDK adds the ability to customize Axeda Applications and create new custom applications that leverage the power of the Axeda DRM System. Sophisticated security features assure data is encrypted and authenticated as it moves between devices and users. Access controls assure only the right people can access designated devices. An integrated reporting engine enables data to be published and analyzed.

Intelligent Agents
------------------
Axeda Agent products at the device allow distributed monitoring, communications and control. These software products run on or are attached to devices, allowing local data processing and two-way, Firewall-Friendly communications with the enterprise. By putting intelligence on devices, Axeda DRM takes advantage of distributed processing to enable large-scale deployment of proactive device management.

Axeda Agents are fully portable across the most popular operating systems and are easily integrated with existing designs or serve as the basis for entirely new products. Intelligent Agent technology is offered in a variety of forms: embedded within the chip or control processor, in an attached gateway, or as a full supervisory system capable of managing multiple devices or a whole facility.

Axeda Agents provide data acquisition, local decision-making, and web user interface for intelligent devices and systems. Axeda Agents also pool the information from multiple devices in a local area and sends it to the Axeda Enterprise server, providing a single interface between multiple devices and the enterprise. Axeda Agents include the functionality and extensible markup language or XML processing needed to perform two-way Firewall-Friendly communication between a group of local devices and the Axeda Enterprise server.

Axeda Builder provides a graphical development studio for creation, deployment and remote administration of Axeda Agent applications. Axeda Policy Manager gives authorized customer administrators the ability to establish and enforce the privacy policy for all their devices.

Axeda Supervisor builds on this core agent capability and provides local control for complex systems of devices such as building controls or plant floors, sending system-wide data to the Axeda Enterprise server and enabling central control and monitoring of geographically dispersed systems. Combining both discrete and process control with the Internet, Axeda Supervisor supplies the software tools businesses need to build a complete automation solution. Axeda Supervisor can be used as part of a full Axeda DRM System, or independently on a stand-alone basis, as per our industrial automation customers.

A comprehensive library of customizable drivers, industry standard protocols, and sophisticated programs complete the connection between Axeda Agents and the device. These can include custom device drivers, pre-built industry standard interfaces, or multi-protocol toolkits developed by Axeda, including Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC.

DRM Professional Services
-------------------------

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

STRATEGIC ALLIANCES

We have and will continue to enter into strategic alliances with experienced technology, systems, consulting and distribution companies carefully selected for their expertise in systems integration, hardware, software, enterprise applications and other critical services. Our existing relationships include:

     o Logicalis. In November 2003 we partnered with Logicalis, an international provider of IT integration services and solutions, to deliver DRM solutions for remote monitoring of mission critical systems in complex IT environments.

     o    IBM-Life  Sciences.  In June 2003 IBM  selected us as a Life  Sciences
          Partner. Together, we will bring the benefits of autonomic computing to enable diagnostic device manufacturers with automated remote monitoring, management, and service solutions.

     o TietoEnator. In May 2003, TietoEnator, a provider of consulting and system integration services in Scandinavia entered into an agreement with us to jointly market the Axeda DRM System across Europe.

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

     o Hitachi High-Technologies Corporation (HHT). In March 2002, HHT, a high-tech trading company and equipment maker, selected us as its partner for its new DRM managed services business. HHT initially licensed the Axeda DRM System for its Japanese application service provider (ASP) center. In September 2002, Hitachi High-Technologies - Kasado Works, a major Japanese semiconductor tool manufacturer, licensed the Axeda DRM System for use in Hitachi Series Plasma Etch System including its M700 and U700 series for 300mm wafer application. In November of 2003, HHT entered into a reseller agreement with us to resell the Axeda DRM System to industrial companies in multiple markets such as facilities management, various kinds of production equipment, industrial automation and office equipment.

     o Agrex, one of Japan's major information technology (IT) system solution providers, entered into a reseller agreement with us in March 2003 to offer the Axeda DRM system as part of their comprehensive solutions offering.

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

SALES AND MARKETING

Our sales and marketing strategy is focused on target account selling in specific industries. The majority of our direct sales resources are targeted toward direct sales of DRM to large OEMs in the United States, Europe and Japan. We apply an integrated sales and marketing strategy with target account marketing efforts focused on media and analyst relations, product marketing, web sites, sales tools, targeted lead generation, executive events, direct marketing promotions and trade shows in target industries. These direct resources are leveraged in the industrial automation market through a network of OEMs, distributors and systems integrators who sell our industrial automation products to end users, some of which are smaller customers in remote markets, such as those in South America, Eastern Europe, and China.

Prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or the Marketing Fund, totaling $1.2 million, and, through December 31, 2003, paid royalties of $0.6 million. We are obligated to pay royalties of 4.0% of revenues derived from sales of products developed using such grants, up to a maximum of the total amount of the grants received.

CUSTOMERS

We target our DRM solutions to OEMs that build and support intelligent devices in industries that have significant service costs and uptime requirements. We currently serve Global 2000 companies in the medical instrument, enterprise technology, office and print production systems and industrial and building automation industries. Our customers include Bayer A.G., Fujifilm Medical Systems, Agrex, Idexx Laboratories, Beckman Coulter, Fr. Sauter AG, Shinkawa Electric Co., Ltd., CERN, Toshiba IT-Solutions Corporation, Varian Medical Systems, Chiron Corporation, MAQUET, Procket Networks, Inc., Network Appliance, Inc., Abbott Laboratories, Hitachi High-Technologies - Kasado Works, Applied Biosystems Group, Xeikon International and Noritsu Koki Co., Ltd.

For the year ended December 31, 2003, five customers accounted for $2.9 million, or 22%, of our total revenues.

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

For the year ended December 31, 2003 our DRM business had research and development expenditures, excluding non-cash compensation, totaling $5.0 million. For the years ended December 31, 2002 and 2001, eMation as a stand-alone entity had research and development expenditures, excluding non-cash compensation, totaling $5.6 million and $5.9 million, respectively.

The majority of our DRM product line is developed at our research and development headquarters in Mansfield, Massachusetts.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist or OCS in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, plus interest on any unpaid outstanding balance, up to a maximum of the total amount of the grants received. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of December 31, 2003, the remaining $0.4 million of principal liability is accrued in other current liabilities. The terms of the OCS grants require that we manufacture our products that were developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

COMPETITION

Competition in the market for DRM solutions is emerging and expected to grow stronger. The principal competitive factors that affect our performance in the DRM market are :

o        our ability to effectively market and sell our products;

o        our customer service and support;

o        our product reputation, quality and performance; and

o the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

The Axeda DRM system faces competition from custom software development by in-house developers within the machine and device manufacturers that are our prime sales targets, or from system integrators doing custom product development. These companies may choose to deploy their own information technology personnel or utilize system integrators to write new code or rewrite existing applications in an effort to develop their own information extraction solutions. As a result, prospective clients may decide against purchasing and implementing externally developed software and, instead, may develop their own solutions similar to our DRM solutions.

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

We also expect to see new or increased competition from several areas, including device-networking companies, providers of industrial automation products, and e-Business platforms such as the large CRM companies.

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

INTELLECTUAL PROPERTY

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. We currently have twelve patent applications pending in the United States and thirteen patent applications pending internationally with respect to our DRM technology. We have registered the trademark "AXEDA" in the U.S. Patent and Trademark Office, and have numerous corresponding trademark registrations or applications filed for "AXEDA" in foreign jurisdictions. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors and corporate partners, as appropriate, and limit access to and distribution of our software, documentation and other proprietary information. Further, our software licensing agreements provide for protection of our intellectual property within our software.

EMPLOYEES

As of February 29, 2004, we employed 116 individuals. Our future performance depends in significant part upon the continued services of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could harm our business. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a loss before income taxes of approximately $13.4 million for the year ended December 31, 2003. To date, we have not achieved operating profitability on an annual basis. We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

OUR FUTURE SUCCESS DEPENDS UPON THE ACCEPTANCE OF OUR DRM SYSTEM SOLUTIONS.

Our future growth will be driven by sales of Axeda DRM Systems and related services. We acquired eMation, Ltd., or eMation, a private Israeli company, in December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM System and also continue to separately sell the Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our industrial automation business.

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

To the extent that our currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to seek additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or on terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected. If we issue additional stock to raise capital, your percentage ownership in us would be reduced.

FAILURE TO COMPLY WITH NASDAQ'S LISTING STANDARDS COULD RESULT IN OUR DELISTING BY NASDAQ FROM THE NASDAQ NATIONAL MARKET AND SEVERELY LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

Our common stock is currently traded on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our common stock does not maintain a minimum bid price of one dollar for thirty consecutive days, we are subject to being delisted from the Nasdaq National Market. If our stock is under $1.00 for thirty consecutive business days, we will be able to maintain our listing if during the next 90 day period, our stock maintains at least a minimum bid price of $1.00 for a ten consecutive day period. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted on the SmallCap Market or on the over-the-counter market. This may have a negative impact on the liquidity and price of our common stock.

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

IT MAY BE DIFFICULT, TIME-CONSUMING AND EXPENSIVE FOR OUR CUSTOMERS TO
INTEGRATE OUR DRM SOLUTIONS WITH THEIR PRODUCTS AND THEY MAY BE UNABLE TO DEPLOY THEIR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR DRM SOLUTIONS.

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

OUR BUSINESS MODEL DEPENDS UPON LICENSING OUR INTELLECTUAL PROPERTY, AND IF WE FAIL TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

Our ability to compete depends substantially upon our internally developed technology. We have a program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. However, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. If we are not successful in protecting our intellectual property, our business could be substantially harmed. We regard the protection of patentable inventions as important to our business. We currently have twelve United States patent applications pending relating to our DRM business and thirteen patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

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

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, the Netherlands, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For the year ended December 31, 2003, we derived approximately 56% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates. Our geographic diversity requires significant management attention and financial resources. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products into our international operations.

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

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE HAVE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of December 31, 2003, the remaining $0.4 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of December 31, 2003, $0.4 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.


BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

As of December 31, 2003, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.0 million shares, or approximately 13%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

                               Axeda Systems Inc.

ITEM 2.  PROPERTIES

In May 2002, we entered into a sub-lease for approximately 35,000 square feet of space in an office building in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses (approximately $170,000 per year), utilities and taxes, and is used for research and development, sales and support, services and administrative activities. The sub-lease commenced in June 2002 and expires in July 2007.

In September 2002, we entered into a lease for approximately 4,500 square feet of space in Malvern, Pennsylvania. This facility is leased at an annual rental of approximately $42,000, plus operating expenses (approximately $19,000 per year), utilities and taxes, and is used for administrative activities. The lease commenced in December 2002 and expires in November 2005.

We currently lease 3 other international sales offices in France, Holland and Japan with a total of approximately 4,169 square feet of space. The combined annual rental for these offices is approximately $276,000 and $148,000 for 2004 and 2005, respectively, and approximately $138,000 for 2006 through 2010. The leases have terms expiring from August 2004 through February 2011. The lease for our primary office in France expires in 2011, but is cancelable without penalty in 2008 upon 6 months written notice.

We believe our current facilities will be adequate to fulfill our needs for the foreseeable future.

Prior to occupying our current offices in Mansfield, Massachusetts, we leased approximately 12,000 square feet of space in an office building, located in the same business park as our current offices, for our research and development, sales and support and administrative activities. The lease for our former offices expires in July 2004 and requires us to pay minimum future rental payments totaling approximately $178,000, including operating expenses, as of December 31, 2003.

                               Axeda Systems Inc.

ITEM 3. LEGAL PROCEEDINGS

Between February and April 2000, eleven class action lawsuits were filed against certain of our current and former officers and directors and us in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. We filed a motion to dismiss the consolidated and amended class action complaint on July 3, 2000. The motion is presently fully briefed and the parties are waiting for a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of Axeda common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

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

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15 million for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend their complaint on February 19, 2004, which if granted would withdraw their fraud complaint and modify their breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. We believe  that  such  lawsuit  and  claims  are  without  merit  and that we have
meritorious   defenses  to  the  actions.  We  plan  to  vigorously  defend  the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

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

None.

                               Axeda Systems Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

On January 14, 2002 we changed our name to Axeda Systems Inc. and effective as of February 5, 2002, our common stock is quoted on the NASDAQ National Market under the symbol XEDA. Prior to February 5, 2002 and since our initial public offering in July 1999, our common stock was quoted on the NASDAQ National Market under the symbol RVST. Prior to such time, there was no public market for our common stock. On February 27, 2004, Axeda Systems Inc. had 32,469,862 outstanding shares of common stock held by 157 record holders, not including stockholders who beneficially own common stock held in nominee or street name. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

                            2003                         2002
                     --------------------        -------------------
                     High            Low          High          Low
                     ----            ---          ----          ---
First Quarter        $0.81          $0.32         $3.86        $2.15
Second Quarter       $2.09          $0.30         $3.21        $1.11
Third Quarter        $1.99          $1.19         $1.77        $0.38
Fourth Quarter       $2.13          $1.27         $1.29        $0.25

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


                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of December 31, 2003:

                                   (1)                    (2)                    (3)
                                                                         Number of Securities
                                                   Weighted-Average     Remaining Available for
                           Number of Securities    Exercise Price of   Future Issuance Under
                            to be Issued upon    Outstanding Options,    Equity Compensation
                               Exercise of       Warrants, and Rights      Plans (Excluding
                          Outstanding Options,        (per share)       Securities Reflected in
Plan Category                Warrants, and Rights                             Column (1)
-------------                -------------------- --------------------  ------------------------
Equity Compensation Plan
Approved by Shareholders .......    5,720,641            $   1.76              521,326
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

     (B) The number of shares reserved for issuance under our 1999 Stock Incentive Plan is automatically increased on January 1 of each year by an amount equal to 3% of the shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,000,000 shares. On January 1, 2003, 600,000 additional shares were reserved for issuance. At our 2003 annual stockholders meeting, proposals were approved increasing the limit of 600,000 shares on the amount by which the share reserve under the plan automatically increases at the beginning of each year to 1,000,000 shares, and increasing the number of shares authorized for issuance over the term of our 1999 Stock Incentive Plan (prior to any automatic increase) by an additional 500,000 shares.


                             Purchases of Securities

         None.

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

                                                                                      Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                       2003        2002        2001        2000        1999
                                                                       ----        ----        ----        ----        ----
Revenues:
    License .......................................................  $9,134     $12,772      $ 6,036    $ 12,328    $ 12,710
    Services and maintenance ......................................   3,737       3,124          442       1,898         968
    Hardware ......................................................     323       2,233        1,111       6,628      15,740
                                                                        ---       -----        -----       -----      ------
Total revenues..................... ...............................  13,194      18,129        7,589      20,854      29,418
                                                                     ------      ------        -----      ------      ------
Cost of revenues:
    License......................... ..............................   1,292       2,849        1,629       3,374       1,874
    Services and maintenance ......................................   3,694       4,210          223         733         259
    Hardware........................ ..............................       1       1,288        1,122       6,189      13,732
    Software amortization .........................................     634       1,943          171           -           -
    Inventory charges .............................................       -           -       18,502       1,708           -
                                                                        ---         ---       ------       -----         ---
Total cost of revenues.............. ..............................   5,621      10,290       21,647      12,004      15,865
                                                                      -----      ------       ------      ------      ------

Gross profit ......................................................   7,573       7,839     (14,058)       8,850      13,553

Research and development (R&D)
    Non-cash compensation .........................................     102         163        2,100         801         200
    Other R&D expense ........................ ....................   4,992       7,162        5,691      10,187       8,107
Sales and marketing (S&M)
    Non-cash compensation and other expense .......................      31          71          147       3,480           -
    Other S&M expense .......................... ..................   8,421      16,642        7,670      10,863       5,296
General and administrative (G&A)
    Non-cash compensation .........................................     476       1,304          780         467         308
    Other G&A expense ...................... ......................   7,421      11,000        9,860      10,256       5,048
    Provision for doubtful accounts (net of recoveries) ...........    (15)        (45)          929       4,965          31
Depreciation and amortization .....................................   1,123       1,552        2,844       5,897       1,886
Special charges ...................................................       -         820            -           -           -
Impairment charges ................................................       -      22,413        3,916       2,831           -
Acquired in-process research and development ......................       -           -        3,112       1,373      1,888
                                                                        ---         ---        -----       -----      -----
        Operating loss ............................................(14,978)    (53,243)     (51,107)    (42,270)     (9,211)

Gains (losses) on disposals of assets .............................     743       (138)       52,037           -           -
Interest income (expense), net ....................................      19         441        1,753       1,792       1,192
Other income (expense), net .......................................     806         554        (133)          51           -
                                                                        ---         ---        -----         ---         ---

Income (loss) before provision for income taxes (benefit) .........(13,410)    (52,386)        2,550    (40,427)     (8,019)
     Provision for income taxes (benefit) .........................     198       (459)        1,123          40          52
                                                                        ---       -----        -----          --          --

Net income (loss) .............................................. $ (13,608)  $ (51,927)       $1,427   $(40,467)    $(8,071)
                                                                 ==========  ==========       ======   =========    ========

Accretion of discount on mandatory redeemable preferred stock ..          -           -            -           -         659

Net income (loss) attributable to common shareholders ..........  $(13,608)   $(51,927)       $1,427   $(40,467)    $(8,730)
                                                                  =========   =========       ======   =========    ========

Basic net income (loss) per weighted average common share
 outstanding ...................................................    $(0.48)    $ (1.92)       $ 0.08   $  (2.44)    $ (1.02)
                                                                    =======    ========       ======   =========    ========

Diluted net income (loss) per weighted average common share
 outstanding ...................................................    $(0.48)    $ (1.92)       $ 0.07   $  (2.44)    $ (1.02)
                                                                    =======    ========       ======   =========    ========

Weighted average number of common shares outstanding used in
 calculation of basic net income (loss) per common share ....... 28,631,975  27,063,751   18,559,185  16,606,795   8,532,140
                                                                 ==========  ==========   ==========  ==========   =========

Weighted average number of common shares outstanding used in
 calculation of diluted net income (loss) per common share ..... 28,631,975  27,063,751   20,194,713  16,606,795   8,532,140
                                                                 ==========  ==========   ==========  ==========   =========

Total assets ...................................................    $20,886     $32,513      $89,106     $60,193     $89,748
                                                                    =======     =======      =======     =======     =======

                               Axeda Systems Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with other sections of this Annual Report on Form 10-K. including "Item 1: Business," "Item 6: Selected Financial Data," and "Item 8: Financial Statements and Supplementary Data."

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under "Risk Factors" included under Item 1. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it is made.

The preparation of the consolidated financial statements which are the basis of the following discussion and analysis requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, purchase commitments and contingencies. The estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Axeda is a software and services company providing an emerging category of business software known as Device Relationship Management, or DRM. Our flagship product, the Axeda DRM System, is a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring, and e-commerce offerings.

In recent years we have undertaken several major steps to reposition our business and capitalize on the emerging growth opportunities represented by the DRM market. This market is also known as M2M (machine to machine), autonomic computing, remote monitoring and management and several other descriptors in different vertical markets.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products, and for 2003, substantially all of our revenues were generated from selling DRM products. Our revenues in 2001 were substantially generated from sales from our former personal computer, or PC, business, our former Internet Appliance, or IA, business, and our former consumer electronics, or CE, business. We sold the assets of our IA business, excluding inventory, to Phoenix Technologies Ltd., or Phoenix, for $18 million in March of 2001. We also sold the assets of our CE business to STMicroelectronics, NV in March 2001 for approximately $55.6 million. We exited the PC business pursuant to an exclusive license with Sonic IP, Inc., or Sonic, in May 2002 for a $2.0 million license fee.

In the second quarter of 2002 we foresaw that revenue would be short of our expectations due to the macroeconomic climate impacting capital spending as well as slower than expected development of the DRM market. As a result, beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46% and have closely monitored our infrastructure costs. Due to the lower revenue and our lower market capitalization, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized a goodwill and identified intangible asset impairment charge of approximately $22.4 million in 2002. No such charge was recorded in 2003. In 2002 and 2003, we recorded approximately $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future operating losses will continue to be lower. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

We currently operate in 3 principal regions: the United States, Europe and Japan. Overall revenues declined by $4.9 million in 2003 due to our exit from the PC and IA hardware businesses. Despite the continued difficult capital spending climate, our DRM revenues increased by $1.7 million in 2003 mainly due to increases in the U.S. and Japan, while Europe was approximately unchanged. These net increases were driven by an accelerated acquisition of new customer accounts, as well as additional spending by our existing customers. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will increase in 2004 due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

For 2003 our operating expenses decreased by $38.5 million, or 63%, compared to the prior year. This includes the goodwill and identified intangibles charge of $22.4 million from 2002. We believe the cost reductions combined with an increase in revenues will be sufficient to allow us to meet our cash needs through the first quarter of 2005.

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with net proceeds of $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. At December 31, 2003, our cash balance was $9.6 million compared with $19.1 million at year-end 2002. Operating results and our liquidity position are discussed further below.


Geographic Areas

Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in note 16 of the notes to the consolidated financial statements, filed herewith at Item 8-Financial Statements and Supplementary Data. Revenues from individual countries are based upon information available to us regarding our customers' country of domicile.

Information pertaining to long-lived assets is included in note 13 of the notes to the consolidated financial statements, filed herewith at Item 8-Financial Statements and Supplementary Data.

Results of Operations

The following table sets forth, for the periods indicated, the dollar amounts and the dollar amounts expressed as a percentage of total revenues reflected in our consolidated statements of operations:

                                                                                    Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                  2003                     2002                     2001
                                                            --------------------      ------------------        -------------------
                                                            $ `000's        %          $ `000's      %          $ `000's      %
                                                            --------      -----        --------    -----         --------    -----
Revenues:
    License ..............................................     $ 9,134     69.2%       $ 12,772     70.5%        $ 6,036      79.6%
    Services and maintenance .............................       3,737     28.3           3,124     17.2             442       5.8
    Hardware .............................................         323      2.5           2,233     12.3           1,111      14.6
                                                                   ---      ---           -----     ----           -----      ----

Total revenues ...........................................      13,194    100.0          18,129    100.0           7,589     100.0
                                                                ------    -----          ------    -----           -----     -----

Cost of revenues:
    License......................... .....................       1,292      9.8           2,849     15.7           1,629      21.5
    Services and maintenance .............................       3,694     28.0           4,210     23.2             223       2.9
    Hardware........................ .....................           1        -           1,288      7.1           1,122      14.8
    Software amortization ................................         634      4.8           1,943     10.7             171       2.2
    Inventory charges ....................................           -        -               -        -          18,502     243.8
                                                                  ----      ---             ---      ---          ------     -----
Total cost of revenues ...................................       5,621     42.6          10,290     56.7          21,647     285.2
                                                                 -----     ----          ------     ----          ------     -----

Gross profit........................ .....................       7,573     57.4           7,839     43.3        (14,058)   (185.2)
                                                                 -----     ----           -----     ----        --------   -------

Research and development (R&D)
    Non-cash compensation ................................         102      0.8             163      0.9           2,100      27.7
    Other R&D expense ....................................       4,992     37.8           7,162     39.5           5,691      75.0
Sales and marketing (S&M)
    Non-cash compensation and other expense ..............          31      0.2              71      0.4             147       1.9
    Other S&M expense ....................................       8,421     63.8          16,642     91.8           7,670     101.1
General and administrative (G&A)
    Non-cash compensation ................................         476      3.6           1,304      7.2             780      10.3
    Other G&A expense ....................................       7,421     56.3          11,000     60.7           9,860     129.9
     Provision for doubtful accounts (net of recoveries) .        (15)    (0.1)            (45)    (0.2)             929      12.2
Depreciation and amortization ............................       1,123      8.5           1,552      8.6           2,844      37.5
Special charges ..........................................           -        -             820      4.5               -         -
Impairment charges .......................................           -        -          22,413    123.6           3,916      51.6
Acquired in-process research and development (IPR&D) .....           -        -               -        -           3,112      41.0
                                                                ------    -----          ------    -----          ------     -----
        Total operating costs ............................      22,551    170.9          61,082    336.9          37,049     488.2
                                                                ------    -----          ------    -----          ------     -----

        Operating loss ...................................    (14,978)  (113.5)        (53,243)  (293.7)        (51,107)   (673.4)

Gains (losses) on disposals of assets ....................         743      5.7           (138)    (0.7)          52,037     685.7
Interest income (expense), net ...........................          19      0.1             441      2.4           1,753      23.1
Other income (expense), net ..............................         806      6.1             554      3.1           (133)     (1.8)
                                                                   ---      ---             ---      ---           -----     -----

Income (loss) before provision for income taxes (benefit) .   (13,410)  (101.6)        (52,386)  (288.9)           2,550      33.6
Provision for income taxes (benefit) .....................         198      1.5           (459)    (2.5)           1,123      14.8
                                                                   ---      ---           -----    -----           -----      ----
Net income (loss) ........................................   $(13,608)  (103.1)%      $(51,927)  (286.4)%         $1,427      18.8%
                                                             =========  =======       =========  =======          ======      ====

Revenues. Total revenues for the year ended December 31, 2003 decreased by $4.9 million, or 27%, to $13.2 million from $18.1 million in the previous year. For the year ended December 31, 2003, sales of our DRM solutions increased $1.7 million, while sales of our IA inventories and PC license and services decreased by $6.7 million compared to the prior year.

Currency movements in 2003 increased revenues by $1.0 million from the prior year due to more favorable exchange rates. Increases in net revenues due to currency movements are due primarily to the weakness versus prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future movements in currency rates, any strengthening of the U.S. dollar against our foreign currencies will have an unfavorable impact on our revenues in 2004. Currency effects on our revenues for 2002 and 2001 were insignificant.

Total revenues for the year ended December 31, 2002 increased by $10.5 million, or 139%, to $18.1 million, from $7.6 million in the previous year. For the year ended December 31, 2002 our DRM solutions contributed $9.2 million to the increase in revenues, due to the acquisition of eMation, while sales of our IA inventories and PC services added $1.7 million to our total revenues. These increases were partially offset by a decrease of $0.4 million in our CE business over the prior year.

For the year ended December 31, 2003 revenues across our license, services and maintenance and hardware streams decreased $3.6 million, increased $0.6 million and decreased $1.9 million, respectively, from the prior year. For the year ended December 31, 2002 revenues from license, services and maintenance and hardware increased $6.7 million, $2.7 million and $1.1 million, respectively, from the prior year.

License revenues for the year ended December 31, 2003 decreased by approximately $3.6 million to $9.1 million, from $12.8 million in the previous year. The decrease in license revenues was mainly attributable to the discontinuation of our former PC business, which declined by $4.3 million and was partially offset by an increase in DRM license revenues of approximately $0.6 million for the year ended December 31, 2003. License revenues for the year ended December 31, 2002 increased by approximately $6.8 million to $12.8 million, from $6.0 million in the previous year. The increase was attributable to sales of our DRM products, which added $6.7 million to our revenues for the year ended December 31, 2002. Due to the complete shift from our legacy PC, CE and IA businesses to our DRM product line, we do not expect any future license revenues from our former businesses, and we expect DRM System license revenues to increase as our DRM Systems are more widely adopted.

Hardware revenues for the year ended December 31, 2003 decreased by $1.9 million compared to the prior year, to $0.3 million, due to decreased sales of components for our former Internet appliances and Internet set-top boxes. Conversely, hardware revenues for the year ended December 31, 2002 increased by approximately $1.1 million compared to the prior year, to $2.2 million, due to increased sales of components related to Internet appliances and Internet set-top boxes. In the future we expect hardware sales to be minimal.

Services and maintenance revenues for year ended December 31, 2003 increased $0.6 million from the prior year to $3.7 million, due to a greater demand for professional services in connection with existing DRM installations, as well as additional maintenance plans sold with our DRM Systems. Services and maintenance revenues for the year ended December 31, 2002 increased $2.7 million compared to the prior year to $3.1 million. The increase was attributable to services and maintenance plans sold with our DRM system products, as well as PC-related services provided to Sonic, which contributed $2.6 million and $0.5 million, respectively, for the year ended December 31, 2002, offset by a decrease in services of $0.4 million associated with our former CE business, which was sold to STMicroelectronics in March 2001. We anticipate services and maintenance revenues will vary, as opportunities in this area are subject to our customers' requirements and approval process.

For year ended December 31, 2003, our top five customers accounted for $2.9 million, or 22% of our revenues. During 2002 a substantial portion of our revenues were derived from a small number of customers. For the year ended December 31, 2002, five customers accounted for $6.2 million, or 34%, of our total revenues. Our revenues are becoming less concentrated as our business has changed to the DRM market. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time.

We sell our DRM solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation and office automation industries. For the year ended December 31, 2003 customers based in North America accounted for 44% of our revenues. In the year ended December 31, 2002 companies based in North America accounted for 57% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

Cost of Revenues. Cost of revenues for the year ended December 31, 2003 decreased $4.7 million from the prior year to $5.6 million. The decrease was due to: a decrease in PC license and service expense of $1.5 million and $0.5 million, respectively, due to our exit from the PC business; a decrease in hardware expense of $1.3 million, due to our exit from the IA business; a decrease in software amortization of $1.3 million, due to the impairment of the related intangible assets in 2002; and a decrease in other license fees of $0.2 million. Cost of revenues for the year ended December 31, 2002 decreased $11.4 million from the prior year to $10.3 million. The decrease was due to an $18.5 million inventory charge recorded during 2001 relating to our former IA business, partially offset by increases relating to our DRM license and services and maintenance, of approximately $1.2 million, $4.0 million, respectively, hardware of approximately, $0.2 million, and DRM software amortization of approximately $1.8 million.

Cost of revenues for license fees for the year ended December 31, 2003 decreased by approximately $1.6 million, compared to the prior year, mainly due to a decrease in costs associated with our former PC products, caused by our exit from the PC business. For the year ended December 31, 2002, the $1.2 million increase in cost of license revenues over the prior year was due to an additional $1.0 million in costs associated with greater sales of our DRM solutions and a net increase of $0.2 million for our former PC products. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for hardware sales for the year ended December 31, 2003 decreased by $1.3 million, compared to the prior year due to reduced hardware sales, as well as the fully-reserved state of our inventories. The $0.2 million increase in cost of revenues for hardware sales for the year ended December 31, 2002 from the prior year corresponds to the increase in our hardware sales. In the future we expect hardware cost of sales to be minimal.

Cost of revenues for services and maintenance for the year ended December 31, 2003 decreased by $0.5 million from the prior year due to a decrease in PC services expense, due to our exit from the PC business. The $4.0 million increase in cost of services and maintenance for the year ended December 31, 2002 compared to the prior year is attributable to an approximate $3.6 million increase from our DRM system services and maintenance plans, and a $0.5 million increase in services related to our former PC business, offset by a $0.1 million decrease in services related to our former CE business. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to remain approximately the same, as our service and maintenance costs are adjusted to meet the requirements of our customers.

Software amortization of our developed and core technologies for the year ended December 31, 2003 decreased by $1.3 million, compared to the prior year, due to the impairment of our identified intangible assets in the fourth quarter of 2002 that resulted in a decrease to the carrying amount of those assets, and therefore a lower amortizable cost. Software amortization of our developed and core technologies acquired in the eMation acquisition, added approximately $1.8 million to our cost of revenues for the year ended December 31, 2002. For the year ended December 31, 2004 we expect non-cash amortization of acquired technology to represent approximately $0.4 million of our cost of revenues.

Currency movements in 2003 increased expenses (operating costs and cost of revenues) by $1.0 million from the prior year due to unfavorable exchange rates. Increases in expenses due to currency movements are due primarily to the weakness versus prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future movements in currency rates, any strengthening of the U.S. dollar against our foreign currencies will have a favorable impact on our expenses in 2004. Currency effects on our expenses for 2002 and 2001 were insignificant.

Gross Profit. Gross profit for the year ended December 31, 2003 decreased $0.3 million, or 3%, to $7.6 million, compared to the prior year. The decrease in gross profit was due to a decrease in gross profit from sales of our former PC and IA hardware products of $3.4 million, due to our exit from these businesses, offset by increases in gross profit from our DRM license fees, DRM service and maintenance revenues and reduced software amortization expenses, which totaled $3.2 million.

Gross profit as a percentage of total revenues for the year ended December 31, 2003 increased to 57%, from 43% in the prior year, due to improved margins from our DRM professional services and reduced software amortization expense.

Gross profit as a percentage of total revenues (excluding the charges recorded for inventory and software amortization) for the year ended December 31, 2002 decreased to 54%, from 61% in the prior year, due to negative gross profit from our services and maintenance products. The negative gross profit from our services and maintenance products was attributable to the delivery of a large number of non-billable proof of concepts, or POCs, delivered to prospective customers during the year. In order to establish a stronger market presence and earn a prospective customer's commitment, we performed various marketing activities including delivering POCs to potential customers. These POCs provided a business case to demonstrate that our product can successfully operate in our customer's environment, perform according to published specifications as well as deliver cost savings.

The gross profit margin on DRM license revenue was 88% for the year ended December 31, 2003, compared to 86% for the prior year, and resulted from reductions in product packaging costs. Services and maintenance gross profit margin was 1% and negative 42% for the years ended December 31, 2003 and December 31, 2002, respectively. The change reflects an improvement in the billable utilization of professional services employees. The variability in our services and maintenance gross profit margin reflects the variability in our services revenues, and cost savings from our recent restructuring efforts.

Other Research and Development (R&D) Expense. Other R&D expense consists of staff, staff-related, professional and other development-related support costs associated with the development of new DRM products, quality assurance and testing. Other R&D expense for the year ended December 31, 2003 decreased $2.2 million, or 30%, to $5.0 million, compared with the prior year. The discontinuance of the PC development team during 2002, in connection with the license to Sonic, contributed $1.6 million to the decrease, and a decrease in staff related expense, consulting fees, and other expense, contributed the remaining $0.6 million. Other R&D expenses as a percentage of total revenues decreased from 40% in 2002 to 38% in 2003, due to the reduction in other R&D expense, offset by the decrease in revenues. We expect other R&D expense to continue to decrease in 2004 and also expect other R&D expense to decrease as a percentage of revenues as we expect our future revenues to increase.

R&D expense for the year ended December 31, 2002 increased $1.5 million, or 26%, to $7.2 million, compared with the prior year. The increase was attributable to a full year of DRM expenses (up $5.1 million, from $0.5 million in 2001 to $5.6 million in 2002). This increase was partially offset by a decrease in R&D expenses of $2.2 million in our former PC development team, and the elimination of the CE and IA development teams in 2001, which contributed approximately $0.7 million and $0.8 million, respectively, to the decrease. As a percentage of total revenues, other R&D expenses decreased from 75% to 40% of total revenues due to the proportionally larger increase in total revenues from the prior year.

Non-cash Compensation R&D Expense. Non-cash R&D expense consists of compensation related to stock options. Non-cash R&D expense decreased 92% from $2.1 million for the year ended December 31, 2001, to $0.2 million for the year ended December 31, 2002. Approximately $1.5 million of the decrease is partially due to the immediate recognition of prepaid and deferred stock compensation relating to reductions in staffing in connection with the closing of our Vancouver office in March 2001. In addition, $0.5 million of the decrease resulted from amortization of deferred compensation recorded in 2001 in connection with stock options granted to employees in December 2000. No similar expenses were recorded for the year ended December 31, 2002. This expense is offset by amortization of $0.1 million for deferred compensation recorded in connection with stock options granted to employees in December 2001 at less than fair market value for which no similar expense was recorded in 2001.

Other Sales and Marketing (S&M) Expense. Other S&M expense consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts. Other S&M expense for the year ended December 31, 2003 decreased approximately $8.2 million to $8.4 million, or 49%, as compared with the prior year. The elimination of our former business development personnel focused on professional services in 2002, decreases in sales staff headcount, the elimination of our former PC sales team and initial branding expense contributed $2.8 million, $1.1 million and $0.6 million, respectively, to the decrease in other S&M expense for the year ended December 31, 2003 compared to the prior year. In addition, reduced public relations, trade shows and advertising expense equally contributed approximately $0.7 million for the year ended December 31, 2003 over the prior year. Also, reductions in travel, subcontractors and the closure of our Israeli office, each contributed $0.4 million to the decrease in 2003. Finally, reduced marketing and sales collateral, severance and other expenses in 2003 contributed $0.3 million, $0.7 million and $0.7 million, respectively, compared to the same period in the prior year. As a percentage of revenues, other S&M expenses decreased from 92% to 64%, due to reduced S&M expense from the prior year, offset by the decrease in revenues. In 2004 we expect other S&M expenses to continue to decrease and also expect other S&M expenses to decrease as a percentage of revenues as we expect our future revenues to increase.

Other S&M expense for the year ended December 31, 2002 increased $9.0 million, or 117%, to $16.6 million, as compared with the prior year. The increase in other S&M expense was attributable to the inclusion of the acquired eMation sales, marketing and business development groups, which contributed $15.1 million. Partially offsetting this increase was the elimination of the sales and marketing teams associated with our former CE and IA businesses, which resulted in decreases of $0.4 million and $0.5 million, respectively. Decreases of approximately $1.8 million, relating to the settlement of a South American distribution rights agreement, and $2.8 million, from reduced staff in our former PC sales and marketing teams, also partially offset the increase. Branding expenses in 2001 associated with our name change also contributed approximately $0.6 million to the decrease. As a percentage of total revenues, other S&M expenses decreased from 101% to 92%, due to the proportionally larger increase in total revenues from the prior year.

Other General and Administrative (G&A) Expense. Other G&A expense consists of staff, staff related, and support costs for our finance, human resources, legal and other management departments. Other G&A expense for the year ended December 31, 2003 decreased $3.6 million to $7.4 million, or 32%, as compared with the prior year. Reduced staff related expense, expenses to support our former PC business and estimated intellectual property expense contributed $1.0 million, $0.5 million and $0.4 million, respectively, to the decrease. Cost reductions associated with the closure of our Israeli office, reduced travel and other expense contributed $0.3 million, $0.2 million and $0.4 million, respectively, to the decrease. In addition, decreased use of consultants and reductions in accruals for estimated liabilities and sales taxes contributed $1.0 million in total to the decrease. The above decreases were partially offset by a $0.3 million increase in severance expense. Other G&A expense as a percentage of total revenues decreased from 61% in 2002 to 56% in 2003 due to the reduction in other G&A expense, offset by the decrease in revenues. In 2004 we expect other G&A expense to continue to decrease based on cost reductions that occurred throughout 2003, and we also expect other G&A expense to decrease as a percentage of revenues as we expect our future revenues to increase.

Other G&A expense for the year ended December 31, 2002 increased $1.1 million, or 12%, to $11.0 million, compared to the prior year. The increase was mainly due to the addition of the acquired eMation G&A function, which contributed $3.1 million to the increase, partially offset by decreases in severance costs of $1.1 million, staff retention expense of $0.4 million, executive recruiting expense of approximately $0.3 million and rent and other expense of $0.2 million. Included in the $3.1 million increase is a net one-time lease charge of $0.2 million representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received for a property vacated during the third quarter of 2002. Other G&A expense as a percentage of total revenues decreased from 130% to 61%, due to the proportionally larger increase in total revenues.

Non-cash Compensation G&A Expense. Non-cash general and administrative expense consists of compensation related to stock options. Non-cash general and administrative expense decreased from $1.3 million for the year ended December 31, 2002 to $0.5 million for the year ended December 31, 2003. The decrease is primarily attributable to the acceleration of vesting of $0.4 million and modifications to certain outstanding stock options of $0.2 million in 2002, and certain deferred stock compensation balances that were fully expensed by December 31, 2002, resulting in $0.2 million less expense in 2003. There were no accelerations or significant modifications that resulted in additional non-cash compensation G&A expense in 2003.

Non-cash general and administrative expense increased from $0.8 million for the year ended December 31, 2001 to $1.3 million for the year ended December 31, 2002. The increase is attributable to a $0.4 million expense incurred for the acceleration of option vesting in accordance with certain employment agreements offset by $0.1 million for the acceleration of option vesting in 2001. The remaining portion of the increase is attributable to a one-time charge recognized in 2002 of $0.2 million for the modification of stock options held by a former employee.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million for the year ended December 31, 2003 to $1.1 million from $1.6 million in 2002, and decreased $1.3 million for the year ended December 31, 2002 to $1.6 million from $2.8 million in the prior year. The $0.4 million decrease during the year ended December 31, 2003 is due to the partial impairment in 2002 of the identified intangible assets recorded in connection with our acquisition of eMation, which contributed $0.2 million, as well as reduced depreciation expense, which contributed $0.2 million. The $1.2 million decrease in expense for the year ended December 31, 2002 is due to sales of the assets of our CE and IA businesses, both of which were sold in March 2001, and contributed $1.2 million of the decrease, while the decrease in amortization expense relating to our Cinax goodwill accounted for $1.0 million. Offsetting these decreases was an increase of approximately $0.9 million attributable to depreciation of assets and amortization of intangibles acquired in the purchase of eMation. In the future we expect depreciation and amortization expense to approximate the current year expense.

Special Charges. Special charges for the year ended December 31, 2002 consist of items related to our exit from the PC business in May 2002. The charges include $0.3 million for furniture and equipment and employee inducements, termination expenses related to our license agreement with Sonic Solutions, lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for furniture and equipment, for our former San Jose facility.

Impairment Charges. During November 2002 we completed our annual impairment test of goodwill in accordance with SFAS 142. Due to adverse market conditions, and a slower than expected rate of adoption of our software technology in our industry, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized a goodwill and identified intangible asset impairment charge of approximately $22.4 million in 2002. No such charge was recorded in 2003. If our current financial projections or related assumptions are modified in the future, we may be required to record additional impairment charges.

Impairment charges for the year ended December 31, 2001 totaling $3.9 million include a charge for an acquired Intel technology license, valued at $1.7 million, as well as charges for the identified intangible assets and goodwill remaining from the Cinax acquisition totaling approximately $2.2 million. Both the acquired technology rights and Cinax identified intangible assets and goodwill were deemed to be impaired based upon various factors including the projected cash flows expected from the use of the assets and their eventual disposition, as well as our strategic shift to becoming a DRM software and services company.

Gains on Disposals of Assets. For the year ended December 31, 2001 we recorded gains of approximately $47.5 million and $4.5 million as a result of the sale of the assets related to our CE and IA businesses, respectively, in March 2001. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. During the year ended December 31, 2002 we recorded charges of $0.1 million for the disposal of certain assets that were no longer utilized or needed for our continuing operations.

Interest Income (Expense), net. Net interest income decreased by $0.4 million or 96% for the year ended December 31, 2003 compared to the same period in 2002. The decrease is the result of lower average cash balances and lower bank interest rates in 2003. Net interest income and expense decreased by $1.3 million, or 75%, for the year ended December 31, 2002 compared to the comparable period in 2001. The decrease was the result of lower average cash balances and lower bank interest rates in 2002.

Other Income and (Expense), net. We entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement for the resale of the shares sold in the transaction, and the shares issuable upon exercise of the warrants with the SEC. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statement is updated and declared effective by the SEC. While we view the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market non-cash gain for the year ended December 31, 2003 was $0.8 million. Due to the uncertainty surrounding the variables required by the valuation model for the financing-related liability and corresponding gain or loss adjustment, it is difficult to estimate the future income or expense resulting from the periodic valuations of the liability.

During the year ended December 31, 2002 we recorded, as other income, $0.5 million in connection with the settlement of a vendor disputeinvolving inventory for which a portion of our total obligation was forgiven. There were no equivalent charges recorded in the prior year.

Provision for Income Taxes (Benefit). The income tax expense recorded for the year ended December 31, 2003 is attributable to the provision for certain foreign income taxes. The income tax benefit recorded for the year ended December 31, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002, and partially offset by a provision for certain foreign income taxes.

Acquired In-Process Research and Development

In connection with the acquisition of eMation in December 2001, we expensed $3.1 million of the purchase price as IPR&D. The potential income streams were discounted using a 15%-25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets, and other factors.

As of the acquisition date, eMation was conducting ongoing research and development into its next generation DRM product, as well as enhancing its WizFactory and @aGlance industrial DRM products. Due to the significant technological risks relating to the development of these products and the fact that the products were not completed at the time of the acquisition, the work effort estimated to bring these products to market was considered in-process research and development. These development efforts were expected to include product enhancements to enable the products to perform on an increased number of platforms. In September 2002, we completed the next generation DRM product, Axeda DRM 3. Release 3 expanded the diagnosis and repair, reporting, performance, connectivity and security features of the Axeda DRM system. Also in September 2002, we completed the new Windows XP version of our industrial automation solution, Wizcon, version 8.2, supervisory control and data acquisition, or SCADA, system. These products, along with any related services and maintenance, are expected to generate revenues for the next several years.

Quarterly Results of Operations
The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 2003. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements included at Item 8 herein. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire year or for any future period.


                                             Mar. 31,   Jun. 30,   Sept. 30,  Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,  Dec. 31,
                                               2002       2002       2002       2002       2003       2003       2003       2003
                                               ----       ----       ----       ----       ----       ----       ----       ----
(In thousands, except share and per share data)
 Revenues:
     License ................................   $ 3,040    $ 2,578    $ 3,421    $ 3,733     $2,317     $2,158    $ 2,575     $2,084
     Services and maintenance ...............       543        674        795      1,112        963        570        924      1,280
     Hardware ...............................     1,057        291        153        732        137         46        104         36
                                                  -----        ---        ---        ---        ---         --        ---         --

 Total revenues .............................     4,640      3,543      4,369      5,577      3,417      2,774      3,603      3,400
                                                  -----      -----      -----      -----      -----      -----      -----      -----
 Cost of revenues:
     License ................................     1,035        782        579        453        511        314        151        316
     Services and  maintenance ..............       717        990      1,163      1,340      1,012      1,025        757        900
     Hardware ...............................     1,009        243         29          7          -          1          -          -
     Software amortization ..................       529        525        525        364        157        159        159        159
                                                    ---        ---        ---        ---        ---        ---        ---        ---
 Total cost of revenues .....................     3,290      2,540      2,296      2,164      1,680      1,499      1,067      1,375
                                                  -----      -----      -----      -----      -----      -----      -----      -----

 Gross profit ...............................     1,350      1,003      2,073      3,413      1,737      1,275      2,536      2,025
                                                  -----      -----      -----      -----      -----      -----      -----      -----
 Research and development (R&D)
     Non-cash compensation ..................        64         34         31         34         28         28         28         18
     Other R&D expense ......................     2,232      2,090      1,655      1,185      1,714      1,407        969        902
 Sales and marketing (S&M)
     Non-cash compensation and other expense .       19         19         17         16         11          6         10          4
     Other S&M expense .....................      4,802      4,990      3,836      3,014      2,505      2,276      1,777      1,863
 General and administrative (G&A)
     Non-cash compensation .................        860        239        103        102        103        170        108         95
     Other G&A expense .....................      3,018      3,076      2,401      2,505      2,570      1,943      1,763      1,145
     Provision for doubtful  accounts
      (net of recoveries) ..................        45       (67)       (27)          4        (9)         13       (16)        (3)
 Depreciation and amortization .............        310        330        422        490        308        262        278        275
 Impairment charges ........................          -          -          -     22,413          -          -          -          -
 Special charges ...........................          -        820          -          -          -          -          -          -
                                                    ---        ---        ---        ---        ---        ---        ---        ---

   Total operating costs ...................     11,350     11,531      8,438     29,763      7,230      6,105      4,917      4,299
                                                 ------     ------      -----     ------      -----      -----      -----      -----

   Operating loss ..........................   (10,000)   (10,528)    (6,365)   (26,350)    (5,493)    (4,830)    (2,381)    (2,274)

 Gains (losses) on disposals of assets .....          -       (37)       (86)       (15)        743          -          -          -
 Interest income (expense), net ............        220         93         93         35         31         22       (24)       (10)
 Other income (expense),net ................          -        (3)         47        510       (18)          -        639        185
                                                    ---        ---        ---        ---       ----        ---        ---        ---

 Loss before provision for income taxes
  (benefit) ................................    (9,780)   (10,475)    (6,311)   (25,820)    (4,737)    (4,808)    (1,766)    (2,099)
 Provision for income taxes (benefit) ......      (668)          -          -        209         50         45         45         58
                                                  -----        ---        ---        ---        ---        ---        ---        ---
 Net loss ..................................  $ (9,112) $ (10,475)  $ (6,311) $ (26,029)  $ (4,787)  $ (4,853)  $ (1,811)  $ (2,157)
                                              ========= ==========  ========= ==========  =========  =========  =========  =========

 Basic and diluted net loss per weighted
  average common share outstanding .........    $(0.34)    $(0.39)    $(0.23)    $(0.96)    $(0.18)    $(0.18)    $(0.07)    $(0.07)
                                                =======    =======    =======    =======    =======    =======    =======    =======

 Weighted average number of common shares
  outstanding - basic and diluted .......... 26,789,174 26,986,387 27,222,368 27,250,263 27,179,237 27,245,700 27,741,394 32,314,920
                                             ========== ========== ========== ========== ========== ========== ========== ==========

                               Axeda Systems Inc.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics and Internet Appliance businesses and the September 2003 PIPE financing. As of December 31, 2003, we had approximately $9.6 million in cash and cash equivalents.

Net cash used in operating activities for the year ended December 31, 2003 was $15.2 million, compared to $23.9 million for the year ended December 31, 2002. Cash used in operating activities for the year ended December 31, 2003 was primarily the result of our net loss of approximately $13.6 million and other changes in working capital of approximately $2.4 million, offset by approximately $0.8 million for the net non-cash expenses, gains on asset disposals and financing-related gain. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46%, by eliminating or not replacing 96 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and 2003, we recorded $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. As a result of these actions, our cash and cash equivalents balance decreased by $11.3 million and $3.7 million (excluding the $5.6 million received in September 2003) during the first and second halves of 2003, respectively. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

Net cash used in investing activities for the year ended December 31, 2003 was $0.3 million, as compared to $2.3 million for the year ended December 31, 2002, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was $5.8 million for the year ended December 31, 2003 and consisted primarily of net proceeds from the issuance of common stock of $5.6 million and borrowings under a bank line of credit of $0.4 million, offset by principal payments reducing other indebtedness of approximately $0.2 million. Net cash used in financing activities of $2.0 million for the year ended December 31, 2002 consisted of principal payments reducing other indebtedness.

In June 2003, we executed a loan and security agreement with Silicon Valley Bank that provides us with a line of credit, or the Line, in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). As of December 31, 2003, we had $0.4 million in borrowings under the Line, which was repaid in January 2004. In addition, we repaid the remaining balance under an equipment loan facility in December 2003. As of December 31, 2003, we were in compliance with all of our covenants under the Line.

In September 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in the PIPE financing. The shares were sold at a price of $1.22 per share with proceeds of approximately $5.6 million, net of placement and legal and accounting fees of approximately $0.4 million. In connection with the PIPE financing, we also issued to the investors warrants exercisable through September 23, 2008 for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share.

As of December 31, 2003, we have $1.2 million of estimated accrued costs related to facilities that we no longer occupy. We have made significant efforts to terminate certain of these occupancy arrangements, but if these arrangements cannot be terminated, we may be required to make these payments.

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

Based on our cash resources, our expected continued year over year growth in DRM Systems revenues and the continued realization of savings from our already implemented expense reductions, we expect to have sufficient cash resources to meet our cash needs through the first quarter of 2005. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. Additionally, financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In such event, our operations and liquidity will be materially adversely affected.

                               Axeda Systems Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to goodwill, intangible assets, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see note 1 to the accompanying consolidated financial statements filed herewith at Item 8.

Revenue recognition. We derive our revenues from primarily two sources (i) product revenues, which includes software license, royalties and hardware revenues, and (ii) services and support revenues, which includes professional services, software license maintenance, training and consulting revenues. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We generally license our software products on a perpetual basis. Some of our licenses include maintenance and support, which typically are for renewable periods of one year.

We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," or SOP 98-9, to all transactions involving the sale of software products.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when product is delivered to a common carrier. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due and payable.

We assess collection based on a number of factors, including the transaction history and the credit-worthiness of the customer. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For all sales we use either a signed agreement or a binding purchase order as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For multiple-element arrangements that are not accounted for using contract accounting (for example, undelivered maintenance and support), we allocate revenue to the delivered elements of the arrangement using the residual value method when there is vendor-specific objective evidence of fair value, or VSOE, for each of the undelivered elements. We defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of DRM maintenance and postcontract customer support, or PCS, obligations is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of DRM services, such as training or consulting, is based upon separate sales by us of these services to other customers.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenues for maintenance services ratably over the contract term. Our training and professional services are billed based on daily rates, and we generally recognize revenues as these services are performed. However, if our services are bundled with a license component and the arrangement requires us to perform significant work, such as altering the underlying software or building additional, complex interfaces so that the software conforms to the customer's requirements, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the costs incurred to date as a percentage of the estimated total costs to complete the project. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. During our analysis, if the work effort to complete a project exceeds our revenue projections, a loss on the project is immediately recognized.

Provision for doubtful accounts. Management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $3.2 million, net of allowance for doubtful accounts of less than $0.1 million as of December 31, 2003.

Valuation of long-lived assets and intangible assets with finite lives, and goodwill. We evaluate long-lived assets, including intangible assets other than goodwill, for impairment under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2003, the carrying amount of our identified intangible assets was $1.4 million.

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

We evaluate goodwill on a quarterly basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. During the fourth quarter of 2003, we performed the annual goodwill impairment test, which indicated that goodwill was not impaired. We did not record any impairment charges on our goodwill during 2003. As of December 31, 2003, the carrying amount of our goodwill was $3.6 million.

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

Income Taxes. The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. We have recorded a valuation allowance for our entire deferred tax asset balance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

                                                               Payments Due By Period
                                ------------------------------------------------------------------------
                                                  Less than 1                                 More than 5
Contractual obligation               Total            year        1-3 years     3-5 years        years
----------------------------         -----            ----        ---------     ---------        -----
Long-term debt obligation            $  14            $  14        $  --          $ --           $ --
Operating lease obligations          3,925            1,230          1,411           819            465
Purchase obligations                 1,404            1,191            213             -              -
                                     -----            -----            ---           ---            ---
     Total                          $5,343           $2,435         $1,624           819            465
                                    ======           ======         ======           ===            ===

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

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

         All stock option grants to executive officers are made after a review by and with the approval of the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the current and proposed rules applicable to issuers traded on the NASDAQ Stock Market. See the "Compensation Committee Report in Executive Compensation" appearing in our 2004 Proxy Statement for further information concerning our policies and procedures, including those of the Compensation Committee, regarding the use of stock options.

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted for the years ended December 31, 2003 and 2002 to our Chief Executive Officer and our three other executive officers, Dale E. Calder, Thomas J. Fogarty and John C. Roberts. This group is referred to as the "Named Executive Officers."

                                                                          2003       2002
                                                                          ----       ----
Net grants during the period as % of outstanding shares (#) ...............4.11%     9.17%
Grants to Named Executive Officers during the period as % of
total options granted (%) ................................................11.66%    13.82%
Grants to Named Executive Officers during the period as % of
outstanding shares granted (%) ........................................... 0.48%     1.27%
Cumulative options held by Named Executive Officers as % of total
options outstanding (%) ..................................................34.98%    40.90%

General Option Information

The following table sets forth the summary of activity under the Plans for the years ended December 31, 2003 and 2002:

                                                                  Options Outstanding
                                                        -------------------------------------
                                    Number of Shares     Number of Shares    Weighted Average
                                     Available for     Issuable on Exercise   Exercise Price
                                        Options             of Options          (per share)
December 31, 2001                         771,301              3,781,592            $2.43
                                          -------              ---------
Grants                                (2,533,700)              2,533,700             1.63
Exercises                                       -              (207,331)             0.26
Cancellations*                            925,823            (1,029,142)             3.27
Additional shares reserved              1,100,000                    N/A
                                        ---------                    ---
December 31, 2002                         263,424              5,078,819            $1.95
                                          =======              =========
Grants                                (1,329,000)              1,329,000             1.47
Exercises                                       -               (85,645)             0.17
Cancellations*                            486,902              (601,533)             2.88
Additional shares reserved              1,100,000                    N/A
                                        ---------                    ---
December 31, 2003                         521,326              5,720,641            $1.76
                                          =======              =========

* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 114,631 and 103,319 shares that were cancelled during 2003 and 2002, respectively, as no options will be granted in the future pursuant to these assumed plans.

The following table sets forth a comparison, as of December 31, 2003, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on December 31, 2003 ("In-the-Money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-Money" options):

                                      Exercisable                    Unexercisable                  Total
                               -------------------------     -------------------------      ------------------------
                                                Weighted                      Weighted                     Weighted
                                                 Average                       Average                     Average
                                Number of       Exercise        Number of      Exercise      Number of     Exercise
                                  Shares          Price             Shares      Price          Shares        Price
                                  ------          -----             ------      -----          ------        -----
In-the-money                    1,424,805        $ 0.17         941,007         $ 0.54       2,365,812     $ 0.32
Out-of-the-money (1)            1,783,796        $ 3.48       1,571,033         $ 1.99       3,354,829      $2.78
Total options outstanding       3,208,601        $ 2.01       2,512,040         $ 1.45       5,720,641     $ 1.76


(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $1.36 as of December 31, 2003, as reported by the NASDAQ National Market.

Executive Options

     The following table sets forth information regarding stock options granted in 2003, to our Named Executive Officers, each under our 1999 Plan. Options were granted with an exercise price equal to or less than the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten (10) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                                                   Individual Grants
                          -----------------------------------------------------------------
                              Number of                                                        Potential Realizable Value
                              Securities     Percentage of Total   Exercise                   at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per     Expiration    Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)            Date            Option Terms
----                          ---------          -----------        ------            ----            ------------
                                                                                                     5%            10%
                                                                                                     --            ---
Robert M. Russell, Jr.                     -                    -          N/A             N/A           N/A          N/A
Dale E. Calder                             -                    -          N/A             N/A           N/A          N/A
Thomas J. Fogarty                    100,000                7.52%       $ 0.01       4/28/2013         $66,703     $111,272
John C. Roberts                       55,000                4.14%       $ 1.45       9/24/2013         $40,450      $67,476

*Based on a total of 1,329,000 shares subject to options granted to employees under our option plans during 2003.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the year ended December 31, 2003, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of December 31, 2003, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of December 31, 2003 of our common stock.

                            Number of
                             Shares
Named Executive            Acquired on      Value        Number of Securities Underlying               Values of Unexercised
 Officer                    Exercise      Realized            Unexercised Options                       In-the-Money Options*
-------------------         --------      --------       -----------------------------------        -------------------------------
                                                             Exercisable       Unexercisable        Exercisable        Unexercisable
                                                             -----------       -------------        -----------        -------------
 Robert M. Russell              -            $ -                513,663            367,337             $364,252           $ 221,908
 Dale E. Calder                 -             -                 521,874             53,126              437,749              72,251
 Thomas J. Fogarty              -             -                 343,538             86,462              335,749              72,251

 John C. Roberts                -             -                  29,790             85,210               20,966              19,834


* Option values based on stock price of $1.36 on December 31, 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Financial Statements
Axeda Systems Inc.
  Independent Auditors' Report ...................................................... .........................45

  Consolidated Balance Sheets, December 31, 2003 and 2002 ........................... .........................46

  Consolidated Statements of Operations, Years ended December 31, 2003, 2002, and 2001 ........................47

  Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2003, 2002, and 2001 ...48

  Consolidated Statements of Cash Flows, Years ended December 31, 2003, 2002, and 2001 ........................50

  Notes to the Consolidated Financial Statements ..................................... ........................51

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Axeda Systems Inc.:

We have audited the accompanying consolidated balance sheets of Axeda Systems Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axeda Systems Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1e to the consolidated financial statements, Axeda Systems Inc. adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


/s/KPMG LLP

Philadelphia, Pennsylvania
February 2, 2004

                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                           December 31,
                                                                                     ----------------------
                                                                                         2003         2002
                                                                                         ----         ----
ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of  $650 in 2002 .........       9,617       19,065
   Accounts receivable, net of provision for doubtful accounts of $68 in 2003 and
    $84 in 2002 ..................................................................       3,200        3,305
   Prepaid expenses ..............................................................         307          546
   Other current assets ..........................................................         121          427
                                                                                     ---------    ---------
       Total current assets ......................................................      13,245       23,343

   Furniture and equipment, net ..................................................       2,229        3,111
   Goodwill ......................................................................       3,640        3,651
   Identified intangible assets, net .............................................       1,423        2,087
   Other assets ..................................................................         349          321
                                                                                     ---------    ---------
       Total assets ..............................................................   $  20,886    $  32,513
                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable ..............................................   $     417    $     238
   Accounts payable ..............................................................       1,253        2,448
   Accrued expenses ..............................................................       4,866        8,015
   Income taxes payable ..........................................................         733          616
   Deferred revenue ..............................................................       1,422        1,078
                                                                                     ---------    ---------
       Total current liabilities .................................................       8,691       12,395

Non-current liabilities:
   Other non-current liabilities .................................................         862        1,046
    Financing-related liability ..................................................       2,608         --
                                                                                     ---------    ---------
     Total liabilities ...........................................................      12,161       13,441
                                                                                     ---------    ---------

Commitments and contingencies (note 12)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized in 2003 and 2002,
    none issued or outstanding ...................................................        --           --
   Common stock, $.001 par value 50,000,000 shares authorized; 32,913,211 shares
    issued in 2003 and 27,822,217 shares issued in 2002 ..........................          33           28
   Additional paid-in capital ....................................................     146,644      143,847
   Deferred stock compensation ...................................................        (310)        (578)
   Accumulated deficit ...........................................................    (136,488)    (122,880)
   Accumulated other comprehensive income ........................................         226           35
   Treasury stock at cost, 603,800 shares in 2003 and 2002 .......................      (1,380)      (1,380)
                                                                                     ---------    ---------

       Total stockholders' equity ................................................       8,725       19,072
                                                                                     ---------    ---------
       Total liabilities and stockholders' equity ................................   $  20,886    $  32,513
                                                                                     =========    =========

          See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                        Year Ended December 31,
                                                                               --------------------------------------------
                                                                                   2003            2002            2001
                                                                               ------------    ------------    ------------
Revenues:
    License .................................................................  $      9,134    $     12,772    $      6,036
    Services and maintenance ................................................         3,737           3,124             442
    Hardware ................................................................           323           2,233           1,111
                                                                               ------------    ------------    ------------

  Total revenues ............................................................        13,194          18,129           7,589
                                                                               ------------    ------------    ------------
Cost of revenues:
    License .................................................................         1,292           2,849           1,629
    Services and maintenance ................................................         3,694           4,210             223
    Hardware ................................................................             1           1,288           1,122
    Software amortization ...................................................           634           1,943             171
    Inventory charges .......................................................          --              --            18,502
                                                                               ------------    ------------    ------------

  Total cost of revenues ....................................................         5,621          10,290          21,647
                                                                               ------------    ------------    ------------

Gross profit ................................................................         7,573           7,839         (14,058)
                                                                               ------------    ------------    ------------
Research and development
    Non-cash compensation ...................................................           102             163           2,100
    Other research and development expense ..................................         4,992           7,162           5,691
Sales and marketing
    Non-cash compensation and other expense .................................            31              71             147
    Other selling and marketing expense .....................................         8,421          16,642           7,670
General and administrative
    Non-cash compensation ...................................................           476           1,304             780
    Other general and administrative expense ................................         7,421          11,000           9,860
    Provision for doubtful accounts (net of recoveries) .....................           (15)            (45)            929
Depreciation and amortization ...............................................         1,123           1,552           2,844
Special charges .............................................................          --               820            --
Impairment charges ..........................................................          --            22,413           3,916
Acquired in-process research and development ................................          --              --             3,112
                                                                               ------------    ------------    ------------

Total operating costs .......................................................        22,551          61,082          37,049
                                                                               ------------    ------------    ------------

  Operating loss ............................................................       (14,978)        (53,243)        (51,107)

Gains (losses) on disposals of assets .......................................           743            (138)         52,037
Interest income (expense), net ..............................................            19             441           1,753
Other income (expense), net .................................................           806             554            (133)
                                                                               ------------    ------------    ------------

Income (loss) before provision for income taxes (benefit) ...................       (13,410)        (52,386)          2,550
     Provision for income taxes (benefit) ...................................           198            (459)          1,123
                                                                               ------------    ------------    ------------

Net income (loss) ...........................................................  $    (13,608)   $    (51,927)   $      1,427
                                                                               ============    ============    ============

Basic net income (loss) per weighted average common share outstanding .......  $      (0.48)   $      (1.92)   $       0.08
                                                                               ============    ============    ============
Diluted net income (loss) per weighted average common share
 outstanding ................................................................. $      (0.48)   $      (1.92)   $       0.07
                                                                               ============    ============    ============
Weighted average number of common shares outstanding used in calculation
 of basic net income (loss) per common share .................................   28,631,975      27,063,751      18,559,185
                                                                               ============    ============    ============
Weighted average number of common shares outstanding used in calculation
 of diluted net income (loss) per common share ...............................   28,631,975      27,063,751      20,194,713
                                                                               ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)


                                                                                       Additional     Deferred
                                                             Common stock                paid-in      stock          Accumulated
                                                          Shares       Amount           capital     compensation      deficit
                                                          ------       ------         ------------    -------        -------------
Balances as of December 31, 2000 .................        17,594,429        $17        $ 121,330         $(3,241)        $ (72,380)
                                                          ----------        ---        ---------         -------         ---------
Issuance of common stock upon exercise of
 options .........................................         1,167,132          1            1,570            --                --
Issuance of common stock upon exercise of
 warrants ........................................              --           --                4            --                --
Issuance of common stock for employee stock
 purchase plan ...................................            38,735         --               86            --                --
Issuance of equity securities related to Cinax ...           474,666          1               14             344              --
Issuance of common stock to acquire eMation,
 Ltd .............................................         8,000,000          8           19,752            (847)             --
Compensation related to stock options and warrants              --           --              698             549              --
Amortization of deferred stock
 compensation ....................................              --           --             --             1,353              --
Repurchases of common stock ......................              --           --             --              --                --
Foreign currency translation
 adjustment ......................................              --           --             --              --                --
Reclassification adjustment for available-for-sale
 investment sold .................................              --           --             --              --                --
Net income .......................................              --           --             --              --               1,427
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2001 .................        27,274,962        $27        $ 143,454         $(1,842)        $ (70,953)
                                                          ----------        ---        ---------         -------         ---------
Issuance of common stock upon exercise of
 options .........................................           207,331         --               53            --                --
Issuance of common stock for employee stock
 purchase plan ...................................            68,085         --               65            --                --

Issuance of equity securities related to Cinax....           271,839          1               (1)           --                --
Compensation related to stock options and warrants              --           --              276              45              --
Amortization of deferred stock
 compensation ....................................              --           --             --             1,219              --
Common stock received as repayment of officer loan
 receivable ......................................              --           --             --              --                --
Foreign currency translation
 adjustment ......................................              --           --             --              --                --
Net loss .........................................              --           --             --              --             (51,927)
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2002 .................        27,822,217        $28        $ 143,847         $  (578)        $(122,880)
                                                          ----------        ---        ---------         -------         ---------
Issuance of common stock in private placement
 transaction, net                                          4,918,100          5            2,165            --               --
Escrow shares returned from acquisition of eMation, Ltd.     (98,127)        --              182            --               --
Issuance of common stock upon exercise of options
 and warrants.......                                         147,238         --               15            --               --
Issuance of common stock for employee stock
 purchase plan............                                   123,783         --               50            --               --
Compensation related to stock options and warrants              --           --              385            (279)            --
Amortization of deferred stock compensation ....                --           --             --               547             --
Foreign currency translation adjustement.....                   --           --             --              --               --
Net loss........................................                --           --             --              --             (13,608)
                                                          ----------        ---        ---------         -------         ---------
Balances as of December 31, 2003                          32,913,211        $33        $ 146,644           $(310)        $(136,488)
                                                          =========         ===        =========         =======         =========
          See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                                     Accumulated                         Total
                                                      other                           stockholders'       Comprehensive
                                                    comprehensive      Treasury         equity              income
                                                     income (loss)      stock        (deficiency)          (loss)
                                                    --------------   ------------    --------------      ---------------
Balances as of December 31, 2000 .................        $(178)        $  (720)           $ 44,828         $(40,565)
                                                          ----------        ---              -------         ---------

Issuance of common stock upon exercise of
 options .........................................         --              --                 1,571             --
Issuance of common stock upon exercise of
 warrants ........................................         --              --                     4             --
Issuance of common stock for employee stock
 purchase plan ...................................         --              --                    86             --
Issuance of equity securities related to Cinax ...         --              --                   359             --

Issuance of common stock to acquire eMation,
 Ltd .............................................         --              --                18,913             --
Compensation related to stock options and warrants         --              --                 1,247             --
Amortization of deferred stock
 compensation ....................................         --              --                 1,353             --
Repurchases of common stock ......................         --              (621)               (621)            --
Foreign currency translation
 adjustment ......................................          112            --                   112              112
Reclassification adjustment for available-for-sale
 investment sold .................................           87            --                    87               87
Net income .......................................         --              --                 1,427            1,427
                                                          ---------      -------            --------         --------
Balances as of December 31, 2001 .................        $  21         $(1,341)           $ 69,366         $  1,626
                                                          ----------    --------             -------         ---------
Issuance of common stock upon exercise of
 options .........................................         --              --                    53             --
Issuance of common stock for employee stock
 purchase plan ...................................         --              --                    65             --
Issuance of equity securities related to Cinax
.. ................................................         --              --                  --               --
Compensation related to stock options and warrants         --              --                   321             --
Amortization of deferred stock
 compensation ....................................         --              --                 1,219             --
Common stock received as repayment of officer loan
 receivable ......................................         --               (39)                (39)            --
Foreign currency translation
 adjustment ......................................           14            --                    14               14
Net loss .........................................         --              --               (51,927)         (51,927)
                                                          -----         -------            --------         --------
Balances as of December 31, 2002 .................        $  35         $(1,380)           $ 19,072         $(51,913)
                                                          -----         -------            --------         --------

Issuance of common stock in private placement
 transaction, net                                           --             --                 2,170             --
Escrow shares returned from acquisition of
 eMation, Ltd.                                              --             --                   182             --
Issuance of common stock upon exercise of options
 and warrants.......                                        --             --                    15             --
Issuance of common stock for employee stock
 purchase plan............                                  --             --                    50             --
Compensation related to stock options and warrants          --             --                   106             --
Amortization of deferred stock compensation                 --             --                   547             --
Foreign currency translation adjustment                     191            --                   191             191
Net loss......................................              --             --               (13,608)        (13,608)
                                                         -------       -------              -------         -------
Balances as of December 31, 2003                           $226        $(1,380)              $8,725         $(13,417)
                                                          =====       ========               ======        =========

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended December 31,
                                                                                 ----------------------------------
                                                                                  2003         2002        2001
                                                                                  ----         ----        ----
Cash flows from operating activities:
  Net income (loss) ..........................................................   $(13,608)   $(51,927)   $  1,427
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization ............................................      1,757       3,495       3,015
    Impairment charges .......................................................       --        22,413       3,916
    (Gains) losses on disposals of assets ....................................       (729)        472     (52,037)
    Unrealized gain on financing-related liability ...........................       (802)       --          --
    Non-cash compensation and other expenses .................................        610       1,523       2,599
    Provision for doubtful accounts (recoveries) .............................        (65)        (97)        929
    Provision for inventory ..................................................       --          --        18,783
     Acquired in-process research and development ............................       --          --         3,112

  Changes in items affecting operations (excluding the effects of acquisitions and divestitures):
    Accounts receivable ......................................................        121       1,415       2,252
    Inventories ..............................................................       --         2,070        (895)
    Loan receivable--officer .................................................       --          --           494
    Prepaid expenses and other current assets ................................        589         680      (1,590)
    Other assets and intangible assets .......................................        (17)         35         572
    Accounts payable .........................................................     (1,195)     (2,439)    (15,623)
    Accrued expenses and other current and non-current liabilities ...........     (2,316)     (1,266)      2,257
    Income taxes payable .....................................................        117        (459)      1,075
    Deferred revenue .........................................................        344         152        (765)
                                                                                 --------    --------    --------
Net cash used in operating activities ........................................    (15,194)    (23,933)    (30,479)
                                                                                 --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .......................................................       (293)     (2,334)       (505)
  Net proceeds from sales of assets ..........................................       --          --        68,112
  Acquisition, net of cash acquired ..........................................       --          --           497
                                                                                 --------    --------    --------
Net cash provided by (used in) investing activities ..........................       (293)     (2,334)     68,104
                                                                                 --------    --------    --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock .................................      5,597        --          --
  Net borrowings under bank line of credit ...................................        417        --          --
  Net proceeds from exercise of stock options and warrants ...................         10          53       1,538
  Repayments of long-term debt ...............................................       (238)     (2,084)       --
  Repurchases of common stock ................................................       --          --          (621)
  Repayments under other liabilities .........................................       --          --          (132)
  Repayment of shareholder bridge loan .......................................       --          --          (750)
  Repayments under capital lease obligations .................................       --          --           (38)
                                                                                 --------    --------    --------
Net cash provided by (used in) financing activities ..........................      5,786      (2,031)         (3)

Effect of exchange rate changes on cash and cash equivalents .................        253          14         112
                                                                                 --------    --------    --------

Net increase (decrease) in cash and cash equivalents .........................     (9,448)    (28,284)     37,734

Cash and cash equivalents:
  Beginning of period ........................................................     19,065      47,349       9,615
                                                                                 --------    --------    --------
  End of period, including restricted cash of  $650 in 2002 and $2,549 in 2001   $  9,617    $ 19,065    $ 47,349
                                                                                 ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1)       Summary of Significant Accounting Policies

     a) Description of Business

     Axeda Systems Inc., or we, our, us or Axeda, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management, or DRM, to access and exploit information hidden within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices for DRM in the United States, Japan and France.

     In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts (note 4). In 2003 our revenues have been substantially generated from selling DRM products.

     We have sustained significant net losses and negative cash flows from operations since our inception. For the years ended December 31, 2003, 2002 and 2001, our net losses, excluding gains and losses on disposals of assets, were $14,351, $51,789, and $50,610, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. Management believes that the current cash and cash equivalent amounts will be sufficient to sustain our operations through the first quarter of 2005. However, due to risks and uncertainties, there can be no assurances that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

     Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations and decrease our losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by approximately 46% and have closely monitored our infrastructure costs. We exited the personal computer, or PC, business and focused our efforts on several key markets for DRM Systems products. In 2002 and 2003, we recorded approximately $1,900 and $1,400, respectively, in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. As a result of these actions our cash and cash equivalents balance decreased by $11,305 and $3,740 (after taking into consideration the net $5,597 raised in September 2003 - note 10), during the first and second halves of 2003, respectively. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that future operating losses will continue to be lower than in previous years. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

     b) Principles of Consolidation

     The consolidated financial statements include our financial statements and the financial statements of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     c) Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, we consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     d) Furniture and Equipment

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

                     Purchased software ........... .. 3-5 years
                     Computer and other equipment . .. 3-5 years
                     Furniture and equipment ...... ..  7 years


     e) Goodwill and Intangible Assets (Note 1f)

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," or SFAS 141, and SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142, which was effective January 1, 2002, requires that intangible assets with indefinite useful lives should not be amortized until their lives are determined to be finite and all other intangible assets with finite lives must be amortized over their useful lives to their estimated residual values. SFAS 142 also requires that goodwill not be amortized, but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually or between annual tests upon the occurrence of certain events or upon certain changes in circumstances. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. See "Impairment of Goodwill and Long-lived Assets," below.

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

     We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the "reporting unit level," or Reporting Unit, at least annually, and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, we determine if the carrying amount of the Reporting Unit exceeds the "fair value" of the Reporting Unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. If the carrying amount exceeds the implied fair value, we will record an impairment charge for the excess, if any, but not in an amount in excess of the carrying amount, in the period in which the determination of impairment is made. Refer to notes 1f, 4 and 7 for further discussion of acquisitions, intangible assets and goodwill.

     Goodwill  represents  the  excess  of cost  over  fair  value of  assets of businesses acquired. In accordance with SFAS 142, $3,640 of goodwill acquired subsequent to June 30, 2001, in connection with the acquisition of eMation. (notes 1e, 1f and 4), is not being amortized. Also under SFAS 142, through December 31, 2001, all other goodwill was amortized on a straight-line basis over the expected period to be benefited, estimated at four years. Other identified intangible assets, consisting of developed and core technology and customer base, are being amortized on a straight-line basis over periods from two to five years. Amortization expense was $664, $2,177 and $2,418 in 2003, 2002 and 2001, respectively. See notes 1f, 4, 6 and 7 for further discussion of acquisitions, acquired intangible assets and goodwill.

     f) Impairment of Goodwill and Long-Lived Assets

     We evaluate long-lived assets, including intangible assets other than goodwill, for impairment under SFAS 144 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     During the fourth quarter of 2003, we performed the annual goodwill impairment test (note 1e), which indicated that goodwill was not impaired.

     During the fourth quarter of 2002, with the assistance of an independent, national valuation firm, we completed our annual goodwill impairment test under SFAS 142, and also tested our identified intangible assets for impairment under SFAS 144. Due to the severity and the length of the industry downturn, including the decrease in the fair market value of our common stock during 2002, and uncertainty of the timing of improvement in industry conditions, we revised our earnings forecasts for the DRM reporting unit. As a result, we recognized impairment charges of $17,124 to reduce goodwill and $5,290 to reduce the identified intangible assets in the DRM reporting unit. The impairment charges pertain to the core and developed technologies, customer list and patent applications acquired from, and goodwill related to the acquisition of eMation. The weighted fair value of the DRM reporting unit was estimated using the Market Approach (70%) and the Income Approach (30%). The market approach weighted the fair values determined by valuing the market value of our common stock (the Quoted Price Methodology - 35%), transactions of minority interests in publicly-traded companies engaged in a similar business to ours (the Exchange Method - 30%) and the median value-to-revenue multiple of recent transactions in the software industry, adjusted for term debt (the Acquisition Method - 5%). The income approach weighted the fair value determined by the expected present value of future cash flows (the Discounted Cash Flow Methodology - 30%). The fair value of the identified intangible assets was determined using the expected present value of future cash flows. The aggregate charges of $22,414 recorded in 2002 are included in impairment charges in the accompanying consolidated statement of operations.

     In 2001, we recognized an impairment charge of $2,199 to reduce the amount of goodwill and intangible assets associated with a prior acquisition to their estimated fair value of zero. The impairment charge was attributable to certain technology acquired from, and goodwill related to the acquisition of Cinax Designs Inc. in 2000. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we did not anticipate material future sales of the products. Also in 2001, we recognized an impairment charge of $1,716 to reduce the amount of acquired technology rights associated with a prior equity financing to its estimated fair value of zero. This impairment charge was attributable to certain technology acquired from Intel in connection with the sale of our Series C preferred stock in 1999. During the fourth quarter of 2001, we determined that we would not allocate future resources to assist in the market growth of this technology and we did not anticipate any material future sales of products incorporating this technology. The aggregate amount of impaired long-lived assets of $3,915 recorded in 2001 is included in impairment charges in the accompanying consolidated statement of operations.

     g) Revenue Recognition

     Since December 2001, we license our DRM system products to customers in the industrial, building automation, technology, medical instrumentation and office and semiconductor equipment industries (note 4). Prior to December 2001, our primary revenue categories consisted of: software licenses for PC and consumer electronics, or CE, products, including Digital Versatile Disc, or DVD (note 5); Internet Appliance, or IA, products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards.

     We recognize software revenues in accordance with the American Institute of Certified Public Accountants' , or AICPA, Statement of Position 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," or SOP 98-9. License revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable.

     For software arrangements that include multiple elements, SOP 97-2 requires us to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value, or VSOE, regardless of the prices stated within the contract. VSOE is generally limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual value method. Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support, or PCS, obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training or consulting, is based upon our separate sales of these services to other customers.

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

     Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," or SOP 81-1, using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

     h) Computer Software Costs

     Computer software costs consist of purchased software capitalized under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of capitalized software costs is computed on a straight-line basis over the estimated economic life of the product (notes 4 and 6) or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater, and included in cost of revenues in the accompanying consolidated statements of operations. To date, no internally developed software costs have been capitalized. All other research and development expenditures are charged to research and development expense in the period incurred.

     Software developed for internal use is recognized in accordance with SOP 98-1, "Accounting For The Cost Of Computer Software Developed Or Obtained For Internal Use," or SOP 98-1. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on our operating results or financial position.

     i) Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $311, $1,125 and $1,908 for the years ended December 31, 2003, 2002 and 2001, respectively.

     j) Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

     k) Financial Instruments

     Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value. The financing-related liability financial instrument is recorded at fair value (note 10).

     l) Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-based Compensation," or SFAS 123, provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, with pro forma disclosures of results of operations as if the fair value method had been applied.

     At December 31, 2003 we have two stock-based employee compensation plans, which are described more fully in note 11. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income
     (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                           2003          2002         2001
                                                                           ----          ----         ----
     Net income (loss), as reported.........................         $  (13,608)   $  (51,927)   $   1,427
     Add:  Stock-based employee compensation included in
      reported net income, net of related tax effects ..............        609         1,538        3,027
     Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects ...................................     (2,560)       (4,860)      (4,369)
                                                                     ----------    ----------    ---------
     Pro forma
                                                                     $  (15,559)   $  (55,249)   $      85
                                                                     ==========    ==========    =========

Net income (loss) per common share - basic:
     As reported ................................................... $    (0.48)   $    (1.92)   $    0.08
                                                                     ==========    ==========    =========
     Pro forma ..................................................... $    (0.54)   $     (2.04)  $    0.00
                                                                     ==========    ===========   =========
Net income (loss) per common share - diluted:
     As reported ................................................... $    (0.48)   $    (1.92)   $    0.07
                                                                     ==========    ==========    =========
     Pro forma ..................................................... $    (0.54)   $    (2.04)   $    0.00
                                                                     ==========    ==========    =========

     We used the following range of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                           2003           2002         2001
                                          ----           ----         ----
     Dividend yield.....................      0%            0%           0%
     Expected volatility................    116%          145%         192%
     Average expected option life....... 4 years       4 years      4 years
     Risk-free interest rate............   1.28%         1.41%        2.28%

     m) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates in these financial statements include goodwill and intangible assets, valuation allowances for accounts receivable, deferred tax assets and deferred tax liabilities and foreign income taxes. Actual results could differ from those estimates.

     n) Foreign Currency Translation

     Except for our subsidiary in Israel, we consider the functional currency of our foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. The functional currency of our Israeli subsidiary is the U.S. dollar. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions are recognized in current operations and historically have not been significant to our operating results in any period presented. For the year ended December 31, 2002, we recorded net foreign currency gains of $67, primarily from our operations in Israel.

     o) Computation of Net Income (Loss) Per Share

     We compute earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," or SFAS No. 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (loss):

          i) Year Ended December 31, 2003

              Options to purchase 5,720,641 shares of common stock with a weighted-average exercise price of $1.76 were outstanding during the year ended December 31, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,208,601 options that are vested, with a weighted average exercise price of $2.01, of which 1,389,083 are vested and in the money, with a weighted average exercise price of $0.15. The options have various expiration dates during the next 10 years.

              Warrants to purchase 1,019,625 shares of common stock with a weighted-average exercise price of $2.37 were vested and outstanding, including 673,712 warrants with a weighted average exercise price of $1.71 that were not exercisable as of December 31, 2003, during the year ended December 31, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 163,345 warrants that are in the money, with a weighted average exercise price of $0.51. The warrants have various expiration dates during the next 5 years.

          ii) Year Ended December 31, 2002

          Options to purchase 5,078,819 of common stock with a weighted-average exercise price of $1.95 were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,115,396 options that are vested, with a weighted average exercise price of $2.69, of which 738,640 are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next 10 years.

          Warrants to purchase 464,191 shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding during the year ended December 31, 2002, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 243,919 warrants that are vested and in the money, with a weighted average exercise price of $0.28. The warrants are fully vested and have various expiration dates during the next 5 years.

iii) Year Ended December 31, 2001

                                                                    Income         Shares          Per-Share
                                                                  (Numerator)   (Denominator)       Amount
                                                                  -----------   -------------       ------
Basic EPS
    Net income available to common stockholders ............   $        1,427      18,559,185       $  0.08
                                                               --------------      ----------       -------

Effect of Dilutive Securities
     Warrants ..............................................            --            218,258
     Outstanding options ...................................            --            658,879
     Contingently issuable shares ..........................            --            758,391
                                                                      ------       ----------

Diluted EPS
     Net income available to common stockholders and
      assumed conversions ..................................   $        1,427      20,194,713       $  0.07
                                                               ==============      ==========       =======

          Options to purchase 2,001,263 shares of common stock with a weighted-average exercise price of $4.15 were outstanding during the year ended December 31, 2001 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have had an anti-dilutive effect on EPS. The outstanding options included 1,226,192 options that were vested, with a weighted average exercise price of $3.45, of which 383,214 were vested and in the money, with a weighted average exercise price of $0.01. The options had various expiration dates during the next 10 years.

          Warrants to purchase 815,907 shares of common stock with a weighted-average exercise price of $4.86 were vested and outstanding during the year ended December 31, 2001, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have been anti-dilutive. The outstanding warrants include 243,919 warrants that were vested and in the money, with a weighted average exercise price of $0.22. The warrants were fully vested and had various expiration dates during the next 5 years.

     p)  Guarantees

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

     q) Recent Accounting Pronouncements

     On December 17, 2003, the Staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, or SAB 104, "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have an effect on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34," or FIN 45. FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We added certain disclosures in our consolidated financial statements to reflect the guidance proscribed in FIN 45; however, the adoption of FIN 45 did not have a significant impact on our results of operations, financial position or cash flows.

     In November 2002, the EITF reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an effect on our results of operations or financial position.

     In March 2003 the FASB added a project to its agenda that will seek to improve the accounting and disclosures relating to stock-based compensation, The FASB continued its deliberations on this project through the fourth quarter of 2003, and plans to issue an Exposure Draft in the first quarter of 2004. The FASB has set a goal of completing its redeliberations and issuing a final statement in the third quarter of 2004. The effective date of the proposed standard would be for all equity-based compensation awards granted, modified or settled in years beginning after December 15, 2005, with early adoption permitted.

     In March and May 2003, respectively, the United States Congress introduced proposed legislation titled the Broad-Based Stock Option Plan Transparency Act (H.R. 1372 and S. 979, respectively), or the Transparency Bill, that calls for a three-year moratorium on mandatory expensing of stock-based compensation and directs the Securities and Exchange Commission to call for improved disclosure on employee stock option plans. H.R. 1372 directs the SEC to require, by rule, enhanced reporting disclosures of all employee stock options given by publicly-traded companies. Additionally, the SEC would not be permitted to recognize any new accounting standard related to stock options until they have submitted a report to Congress on the effectiveness of the new disclosures, following a three year period of study. The Transparency Bill would also require that the Secretary of Commerce spend one year studying the impact of broad-based employee stock option plans in expanding corporate ownership, recruiting skilled workers, stimulating research and innovation and growing the U.S. economy. Committees and subcommittees of the House and Senate are reviewing the Transparency Bill.

     In November 2003 the United States Congress introduced proposed legislation titled the Stock Option Accounting Reform Act (H.R. 3574 and S. 1890, respectively), or the Reform Bill, that would require mandatory expensing of stock options granted to executive officers. The Reform Bill provides for limited exemptions to the expensing requirement, but also prohibits the SEC from recognizing any accounting principle as generally accepted unless and until the Secretary of Commerce and Secretary of Labor complete a joint study on the impact of the mandatory expensing of all employee stock options. Committees or subcommittees of the House and Senate are reviewing the Reform Bill and conducting hearings.

     In May 2002 the FASB added a project to its technical agenda to develop a comprehensive Statement of Financial Accounting Standards on revenue recognition. The FASB plans to issue Exposure Drafts for the Statement in the latter part of 2004, and to finalize them in 2005.

     r) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2) Furniture and Equipment

Furniture and equipment consist of the following at December 31, 2003 and 2002:

                                                                  2003             2002
                                                                  ----             ----
           Furniture and fixtures............................... $  647          $  793
           Leasehold improvements..............................   1,117           1,145
           Computer and other equipment                           1,627           1,670
           Purchased software                                     1,003             851
                                                                  -----             ---
                                                                  4,394           4,691
           Less: accumulated depreciation and amortization        2,165           1,579
                                                                  -----           -----

           Furniture and equipment, net                          $ 2,229         $ 3,111
                                                                 =======         =======

         Depreciation expense was $1,093, $1,319 and $597 for the years ended December 31, 2003, 2002 and 2001, respectively.

3)       Restricted Cash

Restricted cash consisted of a portion of the sales price, held by a third party in escrow for indemnification purposes, related to the 2001 sale of the assets of our IA business totaling $550. The remaining escrow balance had been withheld pending the settlement of a claim submitted by Phoenix and was included in restricted cash in the consolidated balance sheet as of December 31, 2002. In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies and the remaining $550 of the purchase price was paid to us and is no longer restricted.

4)       Acquisition

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

We acquired eMation in consideration for: 8,000,000 shares of Axeda common stock, valued at $17,440; the assumption of 1,428,710 shares of Axeda common stock reserved for issuance upon exercise of assumed eMation stock options, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share; options exercisable for up to 113,600 shares of Axeda common stock issued at closing pursuant to our 1999 Stock Incentive Plan; and warrants exercisable for up to 7,000 shares of Axeda common stock exercisable at $2.14 issued to ex-employees of eMation in consideration for cancellation of outstanding options to purchase shares of eMation. The aggregate value of these issued and assumed options and warrants was $2,570. The total combined value of the securities assumed and issued was $20,010 and we incurred transaction costs of $3,415 related to the acquisition, for an aggregate purchase price of $23,425. We also assumed approximately $5,000 of eMation net debt.

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

The acquisition was recorded under the purchase method of accounting. We expensed $3,112 of the purchase price as in-process research and development, or IPR&D, in connection with the eMation acquisition.

We also issued or assumed warrants at closing exercisable for up to 108,240 shares of Axeda common stock with exercise prices ranging from $4.88 to $21.51 per share to holders of warrants exercisable for shares of eMation. Prior to the acquisition, we loaned eMation $4,300, with an interest rate of 3-month LIBOR plus 2.5%, for working capital purposes. On the date of the closing of the transaction, we paid certain employees of eMation for joining us sign-on bonuses totaling $300.

An aggregate of 1,600,000 shares of our common stock issued in the eMation acquisition was deposited with a third party escrow agent to be held in escrow to compensate us for certain losses and taxes that may have arisen as a result of the eMation acquisition. This escrow arrangement expired February 21, 2003. In February 2003 98,127 shares were returned to us from escrow.



     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

    Current assets ................................................   $  3,856
    Property and equipment ........................................      1,168
    Identified intangible assets ..................................      9,745
    IPR&D .........................................................      3,112
    Goodwill ......................................................     20,819
                                                                      --------
         Total assets acquired ....................................     38,700
                                                                      --------

    Current liabilities ...........................................     12,358
    Long-term debt ................................................      2,336
    Other non-current liabilities .................................      1,428
                                                                      --------
         Total liabilities assumed ................................     16,122
                                                                      --------
    Unvested stock options allocated to deferred stock compensation       (847)
                                                                      --------
         Net assets acquired ......................................   $ 23,425
                                                                      ========

     The   acquired   identifiable   intangible   assets  that  are  subject  to
     amortization consist of the following:

                                 December 31, 2003      December 31, 2002
                                -----------------       -----------------
                                          Weighted                Weighted
                                          Average                 Average
                                        Estimated                 Estimated
                                       Useful Life              Useful Life
                               Amount   (Years)         Amount   (Years)
        Developed Technology   $  210       -*          $  210        1
        Core Technology ....    1,840        3           1,840        4
        Customer Base ......      110        3             110        4
                               ------   ------          ------   ------
        Total ..............   $2,160        3          $2,160        4
                               ======   ======          ======   ======


 * - fully amortized as of December 31, 2003

     The amount allocated to IPR&D was determined by independent appraisal. The projects in progress, the next generation DRM product and industrial automation products, required resolution of high-risk testing and development issues in order to be completed. At acquisition, those projects had not reached technological feasibility and had no alternative future uses. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," and FASB Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPR&D technology meeting the above stated criteria must be charged to expense as part of the allocation of purchase price of a business combination. The IPR&D technology was valued using the income approach, a cash flow model under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted using a 25% discount rate for risks, probabilities and uncertainties, including the stage of development of the technology, viability of target markets and other factors.

     The amount allocated to deferred stock compensation was determined in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25," or FIN 44. Under FIN 44, to the extent that service is required subsequent to the consummation date of the acquisition in order to vest in the assumed options, a portion of the intrinsic value (if any) of the unvested awards shall be allocated to unearned compensation and recognized as compensation cost over the remaining future vesting (service) period. The amount allocated to unearned compensation cost shall be based on the portion of the intrinsic value at the consummation date related to the future vesting (service) period. Accordingly, the intrinsic value, which corresponded to 530,000 of the total 1,550,000 stock options and warrants assumed and issued, of $847 was deducted from the fair value of the awards for purposes of the allocation of the purchase price and allocated to deferred stock compensation. We amortized this amount over the respective vesting periods of 6 to 24 months and recorded approximately $359, $439 and $40 of non-cash compensation expense in 2003, 2002 and 2001, respectively, related to these awards.

     The following unaudited pro forma information is presented as if the acquisition of eMation occurred as of the beginning of 2001. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

         Revenues........................................ $ 18,148
                                                          ========

         Net loss....................................... $ (17,718)
                                                         =========
         Basic and  diluted net loss per  weighted
           average common share outstanding ............. $ (0.68)
                                                          =======

5) Transaction With Sonic Solutions

     In May 2002 we entered into a Software Distribution Agreement, or the Agreement, with Sonic IP, Inc., or Sonic, a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the digital media market (see discussion of Services, below) and, as of June 30, 2002, terminated or assigned to Sonic, substantially all of the customer contracts of our PC business. Under the terms of the Agreement, Sonic paid us $2,000 for the exclusive and perpetual license to all of the intellectual property, or IP of our PC business, which was delivered effective with the closing of the Agreement, and for certain furniture and computer equipment, or the
     Equipment. The Equipment, which had a net book value totaling $331, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the Agreement, approximately 10 of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling $107. These inducements were paid in June 2002 and are included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. In May 2002 we recorded a charge of $24 related to the modifications, which is included in special charges in the consolidated statement of operations for the year ended December 31, 2002. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information, and computer software (collectively, the "Services") through December 31, 2002. We provided the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. Sonic maintained the Services agreement through December 31, 2002, and paid Axeda $423, which approximated our cost, for the Services provided from August to December 31, 2002. The Services fees were recognized as services revenues ratably over the period. For the year ended December 31, 2002, we recognized $423 of services revenues and cost of revenues related to these services.

     Because we did not have vendor-specific evidence of fair value for each of the elements of this license arrangement, and because we provided the Services to Sonic after the initial delivery of the licensed IP, we recognized the $2,000 license fee on a straight-line basis over the seven months ended December 31, 2002, which was the period that we agreed to provide the Services. Approximately $166 of the net book value of the Equipment was charged to expense and was included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002. The remaining net book value of the Equipment of $165, which was attributed to the Equipment that was utilized by our employees who provided the services to Sonic through December 31, 2002, was amortized over the seven-month term of the Services.

     Also as part of our strategy to exit the PC business, we vacated our offices in San Jose, California in May 2002, and, in July 2002, we terminated our lease for this facility. The original term of the lease ended in March 2005. In July 2002, we paid $135, including $64 held by the lessor as security from the inception of the lease, to the lessor as an inducement to cancel the lease. We also paid $210 in July 2002 and, for nominal consideration, sold furniture, computer equipment and leasehold improvements to the new lessee as incentives to the new lessee to enter into a lease for the premises with the lessor. The total cash payments of $345, including the foregone security deposit, and the net book value of the assets sold of $168 are included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002.

     A summary of special charges recorded for the year ended December 31, 2002, all in connection with our exit from the PC business, is as follows:

          Net book value of equipment.......  $ 166
          Employee termination expenses.....    130
          Inducements to other employees....     11
          Lease termination costs...........    513
                                                ---
          Total special charges               $ 820
                                              =====

6) Acquired Intangible Assets (note 1e and 1f)

Acquired intangible assets that are subject to amortization at December 31, 2003 and 2002, consist of the following:

                               Gross Carrying Amount            Accumulated Amortization
                               ---------------------            ------------------------
                               2003             2002              2003            2002
                               ----             ----              ----            ----
Developed Technology ......   $  210           $  210             $210           $  21
Core Technology ...........    1,840            1,840              497              50
Customer Base .............      110              110               30               2
                                 ---              ---               --              --
     Total ................  $ 2,160          $ 2,160             $737           $  73
                             =======          =======             ====            =====


Aggregate amortization expense was $664, $2,200 and $2,400 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated aggregate expense for each of the next 3 years is as follows:

                                                       Charged to:
                                                Cost of         Operating
Year ending December 31,         Total          revenues         expense
------------------------         -----          --------         -------
2004....................         $ 474           $ 447             $ 27
2005....................           474             447               27
2006....................           474             447               27
Thereafter..............           -               -                -

7) Goodwill (note 1e and 1f)

The changes in the gross carrying amount of goodwill, all attributable to our DRM segment, for the years ended December 31, 2003 and 2002, are as follows:

             Balance as of December 31, 2001 .......... $ 20,819
                                                        ========
             Impairment charges....... ................  (17,168)
                                                        ========
             Balance as of December 31, 2002... .......  $ 3,651
                                                         =======
             Other ....................................     (11)
                                                            ====
             Balance as of December 31, 2003 ..........   $3,640
                                                          ======

     Goodwill acquired in 2001 is not deductible for income tax purposes.

     Summarized below are the effects on net income and net income per share data, if we had followed the amortization provisions of SFAS 142 for 2001:

       Reported net income .......................... $1,427
       Add Back:  Goodwill amortization .............  2,246
                                                       -----
       Adjusted net income ..........................  3,673
                                                       =====

       Basic earnings per share:
                Reported net income .................  $0.08
                Goodwill amortization ...............   0.12
                                                        ----
                Adjusted net income .................  $0.20
                                                       =====
       Diluted earnings per share:
                Reported net income .................  $0.07
                Goodwill amortization ...............   0.11
                                                        ----
                Adjusted net income .................  $0.18
                                                       =====

8)       Line of Credit

      In June 2003 we executed a loan and security agreement with Silicon Valley Bank, or the Bank, that provides us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The Line also provides for a maximum of $1,000 in the form of letters of credit or other services from the Bank that reduces the amount of available borrowings under the Line. The Line matures in June 2004, bears interest at the prime rate plus 1% (5.25% at December 31, 2003), with a minimum rate of 5.25%, and is collateralized by substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement, and a minimum available cash (including amounts available but undrawn under the Line) covenant. At December 31, 2003 there were no letters of credit or other amounts for bank services outstanding under the Line. At December 31, 2003, we were in compliance with our covenants and approximately $567 was available and $417 was outstanding under the terms of the Line at December 31, 2003.


      In connection with obtaining the Line, we issued a warrant to the Bank to acquire 43,042 shares of our common stock at an exercise price of $1.39 per share and which expires in June 2008. The estimated fair value of the warrant issued was $44 and was recorded as debt issuance costs. We also incurred legal and professional fees of approximately $38 in obtaining the Line. These amounts, totaling $82, are being amortized over the one-year term of the Line and included in interest expense.

9) Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31,
                                                  2003     2002
                                                ------   ------
Legal and professional fees ....................$  558   $1,202
Payroll and related costs ...................... 1,477    2,778
Severance ......................................    88      355
Unutilized leased facilities ...................   547      566
Royalties to Israeli government agencies .......   759      828
Legal settlements ..............................  --        277
Sales, excise and other taxes ..................   266      689
Other .......................................... 1,171    1,320
                                                ------   ------
                                                $4,866   $8,015
                                                ======   ======


10) Equity Transactions and Capital Stock

Private Placement

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at $1.22 per share with net proceeds of $5,597.

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

The FASB's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", or EITF 00-19, addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, to qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract, there can be no provisions that could require a net cash settlement to the holder of the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts' classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreement if we fail to keep our registration statement effective is a potential net cash settlement pursuant to EITF 00-19. While we view this liquidated damages contingency as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 of $3,410 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

The estimated fair value of the financing-related liability as of December 31, 2003 was $2,608. The $802 net change in the fair value from September 23, 2003 was recorded as other income in the consolidated statement of operations.

The estimated fair value of the warrant was calculated using the Black-Scholes model and using the following assumptions:

                                         December 31, 2003    September 23, 2003
                                         -----------------    ------------------
Current market price/share ............   $     1.36                $     1.70
Exercise price/share ..................   $     1.71                $     1.71
Dividend yield ........................            0%                        0%
Expected volatility ...................          115%                       115%
Expected life .........................        4.7 years                 5 years
Risk-free interest rate ...............         3.13%                      3.13%


 Other Equity Transactions

         In May 2002 we reached an agreement with a former officer to re-pay a portion of the remaining balance of a loan for $160 that was originally extended to the officer in February 2000. The officer previously paid $15 of the loan, leaving a balance of $145. Under the agreement, in June 2002, the former officer paid us $50 and surrendered 20,000 shares of Axeda common stock held by the former officer. On the day that we received the shares, the fair market value of our common stock was $1.97 per share. As a result, during the quarter ended June 30, 2002, we recorded treasury stock of $39. The aggregate amount of $89 was recorded as a recovery of bad debt expense in the consolidated statement of operations for the year ended December 31, 2002.

11) Stock Options, Stock Purchases and Warrants

     a) Stock Options

     We adopted the 1995 Stock Option Plan, or 1995 Plan, in May 1995. The 1995 Plan provided for the grant of incentive stock options and non-qualified stock options to employees, consultants, our advisors, and members of the board of directors to purchase shares of common stock. Prior to the adoption of the 1995 Plan, 43,258 options were granted to employees. Under the terms of the 1995 Plan, authorized options were granted at estimated fair value. The options generally vest over a period ranging from 2 to 5 years and expire 5 to 10 years from the grant date. In 1998 the board of directors approved an amendment to our 1995 Plan in which the total number of options available for grant was increased to 8,500,000. In April 1999, we, with the approval of the board of directors, adopted the 1999 Stock Incentive Plan, or 1999 Plan, as a successor to the 1995 Plan. The 1999 Plan has reserved 6,105,361, 4,505,361 and 3,905,361 shares as of December 31, 2003, 2002 and 2001, respectively. The 1999 Plan has three separate programs which included: the discretionary option grant program under which employees may be granted options to purchase shares of common stock; the stock issuance program under which eligible employees may be granted shares of common stock; and the automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.


     In December 2001 and in connection  with the  acquisition  of eMation (note
     4), we assumed 530,000 unvested stock options held by certain officers and employees of eMation exercisable at a price of $0.01, which was less than the fair market value of our common stock of $2.14 on the date of the acquisition. We recorded deferred stock compensation of $847 that was amortized on a pro rata basis over the vesting periods of 6 to 24 months. Also in connection with the acquisition of eMation, we assumed 883,710 unvested and 15,000 fully vested stock options held by certain officers and employees of eMation and issued 113,600 unvested stock options to an officer and certain employees of eMation exercisable at a price of $2.14, which was equal to the fair market value of our common stock on the date of the acquisition.

     In August 2001, the board of directors granted an aggregate of 331,000 stock options to an officer-employee with an exercise price of $0.01 per share. We recorded deferred stock compensation of $543 that is being amortized over the vesting period of three years. In connection with the closing of the acquisition of eMation (note 4), in February 2002, options for 100,000 shares became immediately vested and exercisable. As a result we recorded additional non-cash compensation expense of $132 attributable to the accelerated vesting of this option. Also in August 2001, the board of directors granted 300,000 stock options to the officer-employee with an exercise price equal to the fair market value on the date of grant, or $1.65. These options vest 25% upon completion of one year of service from the date of grant, with the balance vesting equally over a 36-month period measured from the first anniversary of the vesting commencement date.

A summary of stock option activity follows:

                                                2003                      2002                      2001
                                      ------------------------   ----------------------     --------------------------
                                                      Weighted                  Weighted                     Weighted
                                                       average                   average                      average
                                      Number of       exercise    Number of      exercis     Number of       exercise
                                       Options          price     Options          price      Options          price
                                       -------          -----     -------          -----      -------          -----
Balance as of beginning of year       5,078,819       $   1.95    3,781,592       $   2.43    3,055,318       $   5.69
Options granted ...............       1,329,000       $   1.47    2,533,700       $   1.63    1,600,300       $   1.07
Options assumed ...............            --         $    --          --         $    --     1,428,710       $   1.35
Options (forfeited) ...........        (601,533)      $   2.88   (1,029,142)      $   3.27   (1,135,604)      $   9.53
Options (exercised) ...........         (85,645)      $   0.17     (207,331)      $   0.26   (1,167,132)      $   1.35
                                        -------       --------     --------       --------   ----------       --------
 Balance at end of year .......       5,720,641       $   1.76    5,078,819       $   1.95    3,781,592       $   2.43
                                      =========       ========    =========       ========    =========       ========

     At December 31, 2003, 3,208,601 options with a weighted-average exercise price of $2.01 were fully vested and exercisable. At December 31, 2002, 2,115,396 options with a weighted-average exercise price of $2.69 were fully vested and exercisable. At December 31, 2001, 1,226,317 options with a weighted-average exercise price of $3.45 were fully vested and exercisable.

     The weighted-average exercise prices and weighted average grant-date fair value of options granted during 2003, 2002 and 2001 are as follows:

                                                2003                       2002                          2001
                                                ----                       ----                          ----
                                       Weighted                  Weighted                     Weighted
                                        average     Weighted      average       Weighted       average        Weighted
                                       exercise      average     exercise    average fair     exercise     average fair
                                         price     fair value      price         value          price          value
                                         -----     ----------      -----         -----          -----          -----
  Exercise price equals fair market
   value ..............................     $1.59        $1.36        $1.62           $1.39        $1.96             $1.85
  Exercise price exceeds fair
   market value .......................       N/A          N/A        $1.96           $1.36          N/A               N/A
  Exercise price is less than fair
   market value .......................     $0.01        $0.39        $0.01           $2.52        $0.01             $1.96

  Weighted average - all options
   granted ............................     $1.47        $1.28        $1.63           $1.39        $1.07             $1.90


The following summarizes information about our stock options outstanding at December 31, 2003:

                                          Options outstanding                         Options exercisable
                           -----------------------------------------------        --------------------------
                                             Weighted average     Weighted                         Weighted
                                                remaining          average                          average
                               Number        contractual life     exercise            Number       exercise
Range of exercise prices    outstanding          (years)            price          outstanding       price
------------------------    -----------          -------            -----          -----------       -----
$ 0.01- 3.88 ..............  5,382,575              8.1           $    1.29         2,880,131      $    1.18
$ 3.89- 7.75 ..............    127,050              5.8           $    6.58           118,002      $    6.58
$ 7.76-11.63 ..............    200,316              0.6           $   10.01           199,797      $   10.01
$ 15.51-19.38 .............      5,850              1.6           $   15.94             5,821      $   15.94
$ 19.39-38.75 .............      4,850              6.0           $   38.75             4,850      $   38.75
                                 -----              ---           ---------             -----      ---------
      Totals . ............   5,720,641             7.8           $    1.76         3,208,601      $    2.01
                              =========             ===           =========         =========      =========

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


         A summary of the shares purchased is as follows:

                                              Number of
                    Purchase Date          Shares Purchased       Purchase Cost
                    -------------           ---------------       -------------
                    January 31, 2000 ...........  27,513                $ 281
                    July 31, 2000 ..............  48,378                  190
                    January 31, 2001 ...........  27,330                   71
                    July 31, 2001 ..............  11,405                   15
                    February 1, 2002 ...........   9,627                   14
                    July 31, 2002 ..............  58,458                   60
                    January 31, 2003 ...........  70,652                   28
                    July 31, 2003 ..............  53,131                   22
                                                  ------                   --
                    Total............. ........  306,494                $ 681
                                                 =======                =====

     On the January 31, 2004 purchase date, 50,390 shares were purchased at an aggregate cost of $21.

     c) Warrants

     The warrants that we issue generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split or stock dividend.

         A summary of warrant activity follows:

                                                           Common stock
                                                           ------------
                                                      Number of    Weighted Average
                                                      Warrants      exercise price
                                                      --------      --------------
Balance as of December 31, 2000 ...............       1,835,633       $   5.96
                                                     ==========       ========

     Warrants granted .........................          48,077          12.84
     Warrants assumed .........................          74,661           5.52
     Warrants canceled.........................      (1,500,000)          7.00
     Warrants exercised ......................            --               --
                                                     ----------       --------
Balance as of December 31, 2001 ...............         458,371       $   3.19
                                                     ----------       --------

     Warrants granted .........................           3,750           6.64
     Warrants assumed (note 4) ................           2,068          18.03
     Warrants canceled........................            --              --
     Warrants exercised ......................            --              --
                                                     ----------       --------
Balance as of December 31, 2002................         464,189       $   3.28
                                                     ==========       ========

     Warrants granted .........................       2,652,092           1.66
     Warrants canceled.........................        (326,904)          1.59
     Warrants exercised........................        (100,000)      $   0.59
                                                     ----------       --------
Balance as of December 31, 2003................       2,689,377       $   1.99
                                                     ==========       ========

     In December 2001 and in connection  with the  acquisition  of eMation (note
     4), we issued or assumed 115,238 fully-vested stock warrants at exercise prices ranging from $2.14 to $21.51.

     12) Commitments and Contingencies

     a) Leases

     We lease our office facilities and various equipment under operating leases that expire at various dates through 2011. We also lease automobiles with combined annual rentals of approximately $83, $44 and $28 for the years ending December 31, 2004, 2005 and 2006, respectively. The automobile lease terms expire at various dates through November 2006. The following is a schedule by year of future minimum lease payments relating to noncancelable operating leases as of December 31, 2003:

          Year ending December 31,                        Amount
                                                          -----
               2004.......................................$ 1,233
               2005.......................................    750
               2006.......................................    666
               2007.......................................    502
               2008.......................................    319
               Thereafter.................................    465
                                                              ===
               Total minimum lease payments............   $ 3,935
                                                          =======

     The following table shows the composition of total rent expense for operating leases, except those with terms of one month or less that were not renewed:

                                                  Year Ended December 31,
                                                -----------------------
                                               2003      2002       2001
                                               ----      ----       ----
               Minimum rentals ** .........  $ 1,132    $ 1,915    $ 1,023
               Less: Sublease rentals ** ..       92        441         92
                                                 ---        ---         --
                                             $ 1,040    $ 1,474      $ 931
                                             =======    =======      =====
               ** In 2002 minimum rentals and minimum sublease rentals include $545 and $344, respectively, for amounts accrued for an unutilized leased facility, which we subleased to an unrelated third party. Minimum rentals for 2003 include $199 for the reversal of a portion of the sublease accrued in 2002.

     In September 2002, we entered into a lease for approximately 4,500 square feet of space in an office building in Malvern, Pennsylvania. This facility is leased at an annual rental of $42, plus operating expenses ($17 per year), utilities and taxes, and is used for administrative activities. The lease commenced in December 2002 and expires in November 2005.

     In May 2002, we entered into a sub-lease for approximately 35,000 square feet of space in an office building in Mansfield, Massachusetts. This facility is leased at an annual rental of $310, plus operating expenses ($170 per year), utilities and taxes, and is used for research and development, sales and support and administrative activities. The lease commenced in June 2002 and expires in July 2007.

     Prior to occupying our current offices in Mansfield, Massachusetts, we leased approximately 12,000 square feet of space in an office building, located in the same business park as our current offices, for our research and development, sales and support and administrative activities. We completed our occupation of the current offices in July 2002 and, in September 2002, we entered into a sublease with a subtenant, or Subtenant, for the balance of the term of this lease for our former offices. The lease for our former offices expires in July 2004 and required us to pay minimum future rental payments, including operating expenses, totaling $545 as of December 31, 2002. Under the terms of the sublease agreement, we were to receive minimum future rental payments, including operating expenses, totaling $344 from the Subtenant. For the year ended December 31, 2002, we recorded a charge of approximately $201, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received. The Subtenant had made rental payments totaling $92 through and including June 30, 2003, and in August 2003, filed for bankruptcy protection. We have not found an alternate Subtenant and have reversed and expensed in 2003 the remaining subrental accrual of $199, which is included in other general and administrative expense. We are required to pay minimum future rental payments totaling $131, including operating expenses, as of December 31, 2003.

     We currently lease 3 other international sales offices in France, Japan and Holland, with a total of 4,169 square feet of space. The combined annual rental for these offices is $276 and $148 for 2004 and 2005, respectively, and $138 for 2006 through 2010. The leases have terms expiring from April 2003 through February 2011. The lease for our office in France expires in 2011, but is cancelable without penalty in 2008 upon 6 months written notice.

     We are associated with approximately 9,000 square feet of office space in Marlborough, Massachusetts, which is no longer used for operating purposes. The lease requires annual rental payments totaling $181 and expires in February 2009. The present value of the future lease payments, discounted at 5%, of $1,200 was accrued by eMation as of the date of acquisition.

     b) Royalties

     Under various licensing agreements, we are required to pay royalties, generally on per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was $1,275, $2,688 and $1,324 for the years ended December 31, 2003, 2002 and
     2001, respectively, and is included in cost of revenues in the consolidated statements of operations.

     Royalty Commitments to the Chief Scientist:

     Prior to 2001, eMation had received grants from the Chief Scientist of Israel's Ministry of Industry and Trade to finance the research and development of certain products. We are obligated to pay royalties at a rate of 3.0 - 3.5% resulting from sales of the products developed within the framework of the aforementioned grants, and the services related to the products, up to an amount equal to 100% of the grants received, linked to the U.S. dollar. Grants received in respect of approvals obtained after December 31, 1998 bear interest at an annual rate equal to 12-month LIBOR (1.4582% at December 31, 2003). As of December 31, 2003, we accrued royalties of $372.

     Royalties to the Fund for the Encouragement of Marketing Activities:

     Prior to 2001, the Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded eMation grants for participation in foreign marketing expenses. We are required to pay royalties at the rate of 4% of the increase in export sales, up to an amount equal to 100% of the grants received, linked to the U.S. dollar. Grants received after January 1, 1998 bear interest at an annual rate equal to 6-month LIBOR (1.2192% at December 31, 2003). As of December 31, 2003, we accrued royalties of $387.

     DRM License Fees:

     In June 2002 we entered into a Software License Agreement, or the Agreement, with a vendor to provide server and client software that, beginning in August 2002, is incorporated into our DRM Enterprise Server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay a minimum, non-refundable prepaid license fee of $400, which was payable in installments. We paid $100 in July 2002, $100 in June 2003 and the remaining $200 in January 2004.

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

     Between February and April 2000, eleven class action lawsuits were filed against certain of our current and former officers and directors and us in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder and seeks unspecified damages on behalf of a purported class of purchasers of our stock during the period stated above. We filed a motion to dismiss the consolidated and amended class action complaint on July 3, 2000. The motion is presently fully briefed and the parties are waiting for a hearing date to be set for the motion. Certain of our employees and certain holders of 5% or more of Axeda common stock are members of the putative classes alleged in these actions and therefore may have interests adverse to us with respect to the alleged claims in these actions. We believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation. However, failure to successfully defend these actions could substantially harm our results of operations, liquidity and financial condition.

     On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15,000 for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. Axeda and RTIAG filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2,733, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend their complaint on February 19, 2004, which if granted would withdraw their fraud complaint and modify their breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition. We are unable to predict the outcome of these matters or reasonably estimate an amount of loss given the current status of this matter.

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

     In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies and the remaining $550 of the purchase price for the sale of the assets of our former IA business held in escrow by a third party for indemnification purposes (included in restricted cash at December 31, 2002), was paid to us and is no longer restricted. In connection with this settlement agreement, we reversed accruals of $743 initially recorded in March 2001 as part of the sale of the assets of our former IA business.

     From time to time we are involved in lawsuits, claims, investigations or proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, we make a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that our cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

     d) Employment Agreements

     We have entered into employment agreements with certain of our officers and employees. The agreements are generally for two to three-year periods, generally provide for annual salaries and bonuses, guaranteed bonuses, incentive and nonqualified stock options, as determined by the board of directors and covenants not-to-compete during the employment term and for one year thereafter. The employment agreements also generally provide for severance benefits of six month's to one year's salary and health insurance coverage in the event the individual is terminated under the terms of the agreements. The aggregate amount payable for salaries in the event of employee severance totals approximately $2,931 as of December 31, 2003.

     13) Business Risks and Credit Concentration

     Axeda markets its DRM solutions worldwide to the service operation of device original equipment manufacturers (OEMs) and strategic large-scale end users in a variety of industries including the industrial and building automation, high-technology devices, medical instrumentation, office automation and semiconductor equipment industries.

     We perform ongoing credit evaluations of our customers' financial condition and generally no collateral is required. We had three customers representing, in the aggregate, 28%, 19% and 26% of accounts receivable at December 31, 2003, 2002 and 2001, respectively.

     Geographic Areas

     Long-lived assets, at cost, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the United States, for the following years noted:

                                         December 31,
                                         ------------
Country                        2003        2002        2001
-------                        ----        ----        ----
United States ..............  $3,714      $3,919      $2,994
France .....................     540         369         113
Germany ....................      11          10        --
Japan ......................      90          89          64
Holland ....................      39         109          79
Israel .....................    --           195         240
United Kingdom .............    --          --             5
                                          ------      ------
Total ......................  $4,394      $4,691      $3,495
                              ======      ======      ======

14)      Income Taxes

     The provision for income taxes (benefit) is as follows:

                                      Years ended December 31,
                                      ------------------------
                                   2003        2002         2001
                                 ------      ------       ------
     Federal ................     $ --        $ (668)      $  668
     State ..................       --          --             55
     Foreign ................        198         209          400
                                  ------      ------       ------

     Total ..................     $  198      $ (459)      $1,123
                                  ======      ======       ======

     The table below reconciles the U.S. federal statutory income taxes to the recorded provision for income taxes (benefit):

                                                                                      December 31,
                                                                                      ------------
                                                                              2003         2002         2001
                                                                            --------     --------     --------
Federal income tax expense (benefit) at U.S. federal statutory rate .....   $ (4,559)    $(17,811)    $    864
State income tax benefit, net of federal income tax expense
 (benefit) ..............................................................       (183)      (1,539)        (656)
In-process research and development expenses and goodwill ...............       --          6,702        6,560
Foreign income taxes ....................................................        114          209          400
Warrant and option expense ..............................................       --            419        1,162
Non-deductible acquisition costs ........................................       --           --            630
Change in valuation allowance ...........................................      2,111       20,835       (3,045)
Benefit related to change in tax legislation ............................       --           (668)        --
Acquired deferred tax assets, including provision to return
 adjustments ............................................................      3,160       (8,518)      (4,526)
Other ...................................................................       (445)         (88)        (266)
                                                                            --------     --------     --------
                                                                            $    198     $   (459)    $  1,123
                                                                            ========     ========     ========

         The components of the net deferred tax assets (liabilities) consist of:

                                                               December 31,
                                                               ------------
                                                           2003          2002
                                                           ----          ----
Deferred tax assets:
Net operating losses                                    $44,571        $40,234
Reserves and accruals not currently deductible            1,228            727
Depreciation and amortization                              (729)          (476)
Deferred compensation and other.......................    2,573          5,048
                                                           -----          -----
                                                         47,643         45,533
Valuation allowance                                     (47,643)       (45,533)
                                                        -------        --------

                      Net deferred tax assets          $   --          $   --
                                                         ======          ======

          Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2003 and 2002.

          As of December 31, 2003, we have approximately $111,359 of U.S. federal and $81,592 of state net operating loss carryforwards available to offset future taxable income. The federal carryforwards will begin expiring in 2011 and the state carryforwards will begin expiring in 2006, respectively, if not utilized. Approximately $50,697 of the state net operating loss carryforwards is subject to a $2,000 annual limitation. In addition, we have approximately $4,210 of foreign net operating loss carryforwards of which approximately $1,700 begins to expire in 2006 with the remaining amounts carried forward indefinitely.

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

          Additionally, approximately $5,063 of the gross deferred tax assets will reduce goodwill to the extent such assets are realized and a portion of the gross deferred tax assets will reduce equity to the extent such assets are realized.

          Subsequent to December 31, 2001, the Job Creation and Worker Assistance Act of 2002 was enacted. The Act allows net operating loss carryforwards to 2001 and 2002 tax years to offset 100% of alternative minimum taxable income. Accordingly, we did not owe federal alternative minimum tax liability for 2001 and, in 2002, we received a refund of alternative minimum taxes paid in 2001. We recorded this tax benefit of $668 in the first quarter of 2002.

15) Defined Contribution Plan

We have a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, we can make discretionary contributions. In addition, in December 2001, we assumed the defined contribution plan of eMation. Both plans are Internal Revenue Code section 401(k) plans. Both plans provide for employer matching contributions for all participants equal to 50% of salary reductions of up to 6% of a participant's compensation. During 2001 and prior to the acquisition, eMation paid its matching contribution to the plan. We paid matching contributions totaling $207 and $275 for both plans in 2003 and 2002, respectively.


16) Segment and Major Customer Information

We operate in a single industry segment, which is the development and licensing of our technology.

We had the following customers that combined represented in excess of 15%, 28% and 37% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively:

                                                    December 31,
                                                    ------------
Customer                                      2003      2002      2001
--------                                      ----      ----      ----
     1 ..................................    $  970    $2,512    $1,250
     2 ..................................    $  557    $1,823    $  990
     3 ..................................    $  493    $  694    $  585

We sell and license our technology to customers primarily in North America, Europe and Asia. A majority of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

                                             Year Ended December 31,
                                             -----------------------
Country/ Geographic Region                  2003      2002      2001
--------------------------                  ----      ----      ----

North America:
     United States ....................   $ 5,556   $ 8,459   $ 4,461
     Canada ...........................       265     1,912     1,208
                                          -------   -------   -------
          Total - North America .......     5,821    10,371     5,669
                                          -------   -------   -------

Europe:
     Italy ............................       240       247         4
     Germany ..........................       573     1,330       525
     France ...........................     1,425     1,778       419
     Netherlands ......................       461       785      --
     Switzerland ......................     1,213       707      --
     United Kingdom ...................       536       466      --
     Belgium ..........................       390       162      --
     Other ............................       615       569       419
                                          -------   -------   -------
          Total - Europe ..............     5,453     6,044     1,367
                                          -------   -------   -------

Asia-Pacific:
     Israel ...........................       326       450        42
     Japan ............................     1,352       856       390
     Other ............................       113       261       106
                                          -------   -------   -------
          Total - Asia-Pacific ........     1,791     1,567       538
                                          -------   -------   -------

Other .................................       129       147        15
                                          -------   -------   -------

Total .................................   $13,194   $18,129   $ 7,589
                                          =======   =======   =======


17)      Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131, or SFAS 131, "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the year ended December 31, 2003 DRM was our reportable segment.

DRM was created as a result of the acquisition of eMation in December 2001 (note
4), this segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed "intelligent devices" (instruments, equipment, machines, facilities, appliances, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM System enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers' facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

Other is comprised of our former PC business, the assets of which were sold in May 2002, and our former CE and IA businesses, the assets of which were sold in March of 2001.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

                                             Year Ended December 31,
                                             -----------------------
                                             2003       2002       2001
                                         --------   --------   --------

Revenues:
     DRM ..............................  $ 12,622   $ 10,876   $  1,614
     Other ............................       572      7,253      5,975
                                         --------   --------   --------
          Total .......................  $ 13,194   $ 18,129   $  7,589
                                         ========   ========   ========

Gross profit:
     DRM ..............................  $  7,231   $  4,075   $  1,177
     Other ............................       342      3,764    (15,235)
                                         --------   --------   --------
          Total .......................  $  7,573   $  7,839   $(14,058)
                                         ========   ========   ========

18) Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                 2003     2002     2001
                                                                                -----   ------   ------
Cash paid during the year for:
    Interest .................................................................  $  37   $  148   $   20
                                                                                =====   ======   ======
    Income taxes (refund) ....................................................   --       (308)     308
                                                                                =====   ======   ======

Non-cash investing and financing activities:
    Common stock financing-related liability (note 10) .......................  2,608     --       --
                                                                                =====   ======   ======
    Issuance of warrants and options in connection with equity
      transactions ...........................................................    114       90    2,262
                                                                                =====   ======   ======
    Amortization of deferred stock compensation ..............................    547    1,562    1,353
                                                                                =====   ======   ======
    Issuance of warrants in connection with bank line of credit (note 8) .....     44     --       --
                                                                                =====   ======   ======
    Settlement of pre-acquisition liability related to acquisition of
      eMation ................................................................   --        160     --
                                                                                =====   ======   ======
    Fair value of 20,000 shares of Axeda common stock received in
      connection with the settlement of a loan receivable (note10) ...........   --         39     --
                                                                                =====   ======   ======

19)      Selected Quarterly Financial Data (unaudited)


                                                                          Per Share of Common Stock (Loss)      Closing Stock Prices
                                                                          --------------------------------      --------------------
                                                                             Assuming
                           Revenues     Gross Profit        Net Loss         Dilution            Basic             High        Low
                           --------     ------------        --------         --------            -----             ----        ---
2003
----
First Quarter (A)              $3,417           $1,737          $(4,787)          $(0.18)          $(0.18)           $0.81     $0.32
Second Quarter                  2,774            1,275           (4,853)          $(0.18)          $(0.18)           $2.09     $0.30
Third Quarter (B)               3,603            2,536           (1,811)          $(0.07)          $(0.07)           $1.99     $1.19
Fourth Quarter ( C )            3,400            2,025           (2,157)          $(0.07)          $(0.07)           $2.13     $1.27
                                -----            -----           -------
Total (F) (H)                 $13,194           $7,573         $(13,608)          $(0.48)  *       $(0.48)  *
                              =======           ======         =========
2002
----
First Quarter                 $ 4,640          $ 1,350          $(9,112)         $ (0.34)         $ (0.34)           $3.86     $2.15
Second Quarter (D)              3,543            1,003          (10,475)          $(0.39)          $(0.39)           $3.21     $1.11
Third Quarter                   4,369            2,073           (6,311)          $(0.23)          $(0.23)           $1.77     $0.38
Fourth Quarter (E)             5,577            3,413          (26,029)           $(0.96)          $(0.96)           $1.29     $0.25
                               ------           ------         ---------
Total (G) (H)                $18,129            7,839          (51,927)          $ (1.92)  *      $ (1.92)  *
                             ========           ======         =========

     * EPS in each quarter is computed using the weighted-average number of shares outstanding that quarter while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

Notes to Selected Quarterly Financial Data (unaudited)

         Axeda's net loss per common share in 2003 and 2002 has been affected by certain unusual or infrequently occurring items. These items consisted of:

A. First quarter 2003

     1) reversal of accruals related to confidential settlement agreement with Phoenix Technologies of $743 (note 12c) )

B. Third quarter 2003

     1) other income for the fair value adjustment of the financing-related liability of $645 (note 10)

C. Fourth quarter 2003

     1) other income for the fair value adjustment of the financing-related liability of $157 (note 10)

D. Second quarter 2002

     1) special charges related to exit from PC business of $820 (note 5)

E. Fourth quarter 2002

     1) an impairment charge of $17,124 for goodwill related to the acquisition of eMation (notes 1f and 4)

     2) an impairment charge of $5,290 for identified intangible assets related to the acquisition of eMation (notes 1f and 4)

     3) settlement of an aggregate vendor liability of $1,060 for $550

F. The aggregate net effect of these items in 2003 was to decrease basic and diluted net loss per share by $0.03 in the first quarter, $0.02 in the third quarter and $0.01 in the fourth quarter, thereby aggregating net loss of $0.05 per basic and diluted common share outstanding for the year (see Note H below).

G. The aggregate net effect of these items in 2002 was to increase basic and diluted net loss per share by $0.03 in the second quarter and $0.80 in the fourth quarter, thereby aggregating net loss of $0.84 per basic and diluted common share outstanding for the year (see Note H below).

H. Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of
1934) were effective as of December 31, 2003. There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2003.

                               Axeda Systems Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2004 under the captions "Election of directors", "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

We have adopted a Code of Business Conduct applicable to all employees and Board members. A copy of the Corporate Code may be obtained upon request, without charge, by writing to us at 21 Oxford Road, Mansfield, Massachusetts 02048,
Attn: Director, Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2004 under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2004 under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2004 under the caption "Certain Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by Axeda with the Securities and Exchange Commission on or before April 30, 2004 under the caption "Ratification of Appointment of Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Documents filed as a part of this Report

         (1) Consolidated Financial Statements

The Consolidated Financial Statements of Axeda Systems Inc. and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K begin at page 44.

          (2) Financial Statement Schedules

                        Report of Independent Auditors

The Board of Directors and Stockholders
Axeda Systems Inc.:

Under date of February 2, 2004, we reported on the consolidated balance sheets of Axeda Systems Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1e to the consolidated financial statements, Axeda Systems Inc. adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

KPMG LLP

Philadelphia, Pennsylvania
February 2, 2004

The following consolidated financial statement schedule of Axeda Systems Inc. for each of the years ended December 31, 2001, 2002 and 2003 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained herein at Item 8.


                                          Axeda Systems Inc. and Subsidiaries
                                     Schedule of Valuation and Qualifying Accounts
                                                      (in thousands)
                                            Balance at         Charged     Charged to
                                            beginning of     to cost and      other                         Balance at
                                                year          expense       accounts       Deductions      end of year
                                                ----          -------       --------       ----------      -----------
Accounts receivable reserve
---------------------------
For   the   year   ended   December   31,
2001 .......................................       $2,405          $ 929     $  -          $(3,155)           $ 179
For   the   year   ended   December   31,
2002 .......................................        $ 179         $ (45)     $  -          $   (50)           $  84

For the year ended December 31, 2003 .......         $ 84         $ (16)     $  -          $    (-)           $  68

Inventory reserves
------------------

For   the   year   ended   December   31,
2001 .......................................       $3,800        $18,783     $  -         $ (1,264)         $21,319
For   the   year   ended   December   31,
2002 .......................................      $21,319          $   -     $  -         $(18,127)         $ 3,192
For   the   year   ended   December   31,
2003 .......................................       $3,192          $   -     $  -         $   (110)         $ 3,082

Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

     (3) Exhibits

          The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.


b) Current reports on Form 8-K during the quarter ended December 31, 2003.

On October 30, 2003 the Company submitted an 8-K related to its October 29, 2003 press release announcing, among other things, its financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 24th day of March 2004.

Axeda Systems Inc.

March 24, 2004

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


Signature                             Title                                                       Date

/s/ Robert M. Russell Jr.             Chief Executive Officer and Chairman of the Board           March 24, 2004
Robert M. Russell Jr.                 (Principal Executive Officer)

/s/ Dale E. Calder                    Director and President                                      March 24, 2004
Dale E. Calder

/s/ Thomas J. Fogarty                 Chief  Financial  Officer,  Executive  Vice  President and  March 24, 2004
Thomas J. Fogarty                     Treasurer (Principal Financial and Accounting Officer)

/s/Paul A. Vais                       Director                                                    March 24, 2004
Paul A. Vais

/s/ Walter L. Threadgill              Director                                                    March 24, 2004
Walter L. Threadgill

/s/ Bruce J. Ryan                     Director                                                    March 24, 2004
Bruce J. Ryan

/s/ James McDonald                    Director                                                    March 24, 2004
James McDonald

                               AXEDA SYSTEMS INC.

                                  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits. The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):


Exhibit
Number          Exhibit Title
------          -------------
2.1              Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics,

                 Inc., STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and
                 RAVISENT Operating Company, Inc. (2)

2.2              Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd.
                 and RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating
                 Company, Inc. (3)

2.3              Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among
                 RAVISENT Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of
                 eMation, Ltd. (5)

3.1              Amended and Restated Certificate of Incorporation.(1)

3.2              Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22,
                 2002.  (7)

3.3              Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent Technologies Inc., a Delaware corporation, dated as of January 10,
                 2002. (10)

4.1              Form of registrant's Specimen Common Stock Certificate. (1)

10.1             Axeda's 1999 Stock Incentive Plan.(1)

10.2             Axeda's 1999 Employee Stock Purchase Plan.(1)

10.3             Form of Directors' and Officers' Indemnification Agreement.(1)

10.4+            Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and
                 Robert M. Russell, Jr. (4)

10.5+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and Dale Calder
                 (8)

10.6+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and Thomas J.
                 Fogarty  (8)

10.7+            Employment Agreement, dated December 7, 2001 by and between RAVISENT and  Francis X.
                 Brown III (8)

10.8             eMation Ltd. 2001 Share Incentive Plan.(6)

10.9             eMation Ltd. 2001 Share Incentive Plan Form of Stock Option Agreement.(6)

10.10            Form of Assumption Agreement. (6)

10.11@           License and Distribution Agreement, dated July 26, 2002, by and between Electronics for
                 Imaging, Inc. and Axeda Systems Operating Company, Inc. (9)

10.12@           Software Distribution Agreement, dated May 24, 2002, by and between Sonic IP, Inc. and
                 AXEDA SYSTEMS, Inc., RAVISENT I.P., Inc and RAVISENT OPERATING COMPANY, Inc. (11)


10.13             Loan and Security Agreement, dated June 25, 2003 by and between Axeda Systems
                 Operating Company, Inc. and Silicon Valley Bank (12)

10.14            Purchase Agreement, dated September 22, 2003, by and among Axeda Systems Inc. and the investors named on the signature pages thereto. (13)

10.15            Registration Rights Agreement, dated September 23, 2003, by and among Axeda Systems
                 Inc. and the investors named on the signature pages thereto. (13)

10.16            Form of Common Stock Warrant. (13)

10.17 +          Employment Agreement dated September 25, 2003 by and between Axeda Systems Inc. and
                 John C. Roberts (14)

10.18            Amendment #1 to Electronics for Imaging, Inc. and Axeda Systems Operating Company, Inc.
                 License and Distribution Agreement, effective August 15, 2003 (14)

10.19+*          Employment Agreement, dated as of December 7, 2003 by and between Axeda Systems Inc.
                 and  Thomas J. Fogarty

21.1*            Subsidiaries of AXEDA.

23.1*            Consent of KPMG LLP, Independent Auditors.

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

(2) Incorporated by reference the registrant's current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001.

(3) Incorporated by reference to the registrant's current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.

(4)              Incorporated by reference to the registrant's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

(5)              Incorporated by reference to the registrant's Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on
                  November 19, 2001.

(6)              Incorporated by reference to Axeda's registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.

(7)              Incorporated by reference to Axeda's current report on Form 8-K dated February 25, 2002 as filed with the Securities and Exchange Commission on February 27, 2002.

(8)              Incorporated by reference to the registrant's annual report on Form 10-K for the period ended December 31, 2002.

(9)              Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

(10)             Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.

(11)             Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

(12)             Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

(13)             Incorporated by reference to the registrant's current report on Form 8-K dated
                 September 23, 2003 as filed with the Securities and Exchange Commission on September
                 23, 2003.

(14)             Incorporated by reference to Axeda's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

@                Confidential treatment granted for portions of this agreement
+                Compensation plans and arrangements for executives and others
*                Filed herewith