Form 10-K/A
AXEDA SYSTEMS INC
filed 2004-04-29
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   Form 10-K/A
                                (Amendment No. 1)

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the year ended December 31, 2003

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to ________

                        COMMISSION FILE NUMBER: 000-26287

                               Axeda Systems Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      23-2763854
               --------                                      ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification Number)

                                 21 Oxford Road
                               Mansfield, MA 02048
                    (Address of Principal Executive Offices)
                           --------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                Explanatory Note

      This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Part III of our Annual Report on Form 10-K for the year ended December 31, 2003, originally filed on March 24, 2004 (the "Original Filing") in its entirety, to include the information required by Items 10, 11, 12, 13 and 14 to Part III because our proxy statement will not be filed within 120 days of the end of our year ended December 31, 2003. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

      Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

                                    PART III

ITEM 10.  Directors And Officers Of The Registrant

Directors
---------

Set forth below is information regarding the members of our board of directors, including information furnished by them as to their principal occupation at present and for at least the last five years, certain other directorships held by them, the year in which each became a director, and their ages as of April 26, 2004:

         Name                          Age    Position                      Director Since   Term Expires
         ----                          ---    --------                      --------------   ------------
         Robert M. Russell, Jr.        52     Chief Executive Officer and   2001             2004
                                              Director
         Bruce J. Ryan                 60     Director                      2002             2004
         Paul A. Vais                  45     Director                      1998             2005
         James R. McDonald             47     Director                      2002             2005
         Walter L. Threadgill          58     Director                      1998             2006
         Dale E. Calder                42     President and Director        2001             2006

ROBERT M. RUSSELL JR. Mr. Russell was appointed to our Board of Directors on June 21, 2001 and was appointed Chief Executive Officer by our Board of Directors effective August 6, 2001. From May 2000 until June 2001, Mr. Russell was the President and Chief Executive Officer of Thomson Learning's Life Long Learning Group. From April 1994 to May 2000, Mr. Russell served, first, as Senior Vice President and General Manager of McGraw Hill's Sweets Group, and subsequently, as President of McGraw-Hill's Construction Information Group. Mr. Russell also serves on the boards of directors of Ohio University College of Business and the National Building Museum (Washington D.C.), and was a regent of the American Architectural Foundation. Mr. Russell holds a B.S. from Ohio University and is a graduate of the Yale Executive School of Management Program.

BRUCE J. RYAN. Mr. Ryan was appointed to our Board of Directors in January 2002. Mr. Ryan is currently Chairman and Chief Executive Officer of InfiniCon Systems, Inc. From February 1998 until November 2002, Mr. Ryan was the Executive Vice President and Chief Financial Officer of Global Knowledge Inc., a leading worldwide IT training company and a leader in e-learning solutions. From 1994 until October 1997, Mr. Ryan was Executive Vice President and Chief Financial Officer at Amdahl Corporation. Mr. Ryan held several executive positions at Digital Equipment Corporation from 1969 until 1994, including Senior Vice President of Financial Services, Government and Professional Industries. Mr. Ryan earned his Bachelor's degree in Business Administration from Boston College and his MBA from Suffolk University. Mr. Ryan serves as a director for Ross Systems, Inc., CNT Corp., and KVH Industries, Inc. Mr. Ryan is the Chairman of our audit committee and a member of the compensation committee of the Board of Directors, but holds no other offices of ours.

PAUL A. VAIS. Mr. Vais has served as one of our directors since April 1998. Mr. Vais has been a General Partner of Apax Partners, a venture capital firm, since March 1997. From March 1995 to December 1996, Mr. Vais served as Vice President of Enterprise Partners V.C., a venture capital firm. From October 1994 to March 1995, Mr. Vais served as a consultant for International Business Machines and several early stage companies, providing expertise in strategic marketing and technology development. Mr. Vais also worked at NeXT Computer, Inc., from July 1988 to October 1994, where he served as the Executive Director of Worldwide Marketing and with Apollo Computer, an engineering workstation company. Mr. Vais serves as a director of many companies, including Oblix, Inc., JAMDAT Mobile Inc., Bluearc Corporation and Cometa Networks, Inc. Mr. Vais holds a B.A. in Computer Science from the University of California at Berkeley. Mr. Vais is the Chairman of our compensation committee of the Board of Directors, but holds no other offices of ours.

JAMES R. MCDONALD. Dr. McDonald was appointed to our Board of Directors in April 2002. Dr. McDonald has held the Rolls-Royce Chair in Power Engineering at the University of Strathclyde since 1994. Dr. McDonald has also been the Director of the Rolls-Royce University Technology Centre in Power Engineering at the University of Strathclyde since 1996 and the Director of the Centre for Economic Renewable Power Delivery (a Strathclyde/Glasgow University Partnership) since 1998. Dr. McDonald is a Technical Director of Dynamic Knowledge Corporation, a company specializing in knowledge management methods and tools for intelligent decision support applications, and a Member of the Rolls-Royce Electro-Mechanical and Controls Advisory Board. Dr. McDonald is also a Technical Director of Smart Energy Ltd., a company specializing in fuel cell packaging, control and application engineering for distributed generation and electric vehicles. Dr. McDonald is a Director of McDonald, Green and Associates. He is also a Director for the Centre for Electrical Power Engineering, University of Strathclyde and a Director of the Institute for Energy & Environment, University of Strathclyde, a leading electrical power engineering group. He is a Chartered Engineer (C. Eng.), Fellow of the Institution of Electrical Engineers (FIEE), Senior Member of the Institute of Electrical and Electronics Engineers (SMIEEE), Fellow of the Institute of Physics (FInstP), Fellow of the Royal Academy of Engineering (FREng) and Fellow of the Royal Society of Edinburgh (FRSE). He has held non-executive board positions with ASCADA (now owned by GE-Harris), a company specializing in real-time network control and operations software and Diagnostic Monitoring Systems, a University spin-out company specializing in sensing and data acquisition systems for plant asset management. In February 2004, Dr. McDonald was appointed Energy Advisor to Abu Dhabi Water and Electricity Authority (ADWEA). Dr. McDonald earned his Bachelor degree in Electrical and Electronic Engineering, a Masters degree in Electrical and Electronic Engineering, and his PhD in Dynamic Pricing in Electrical Energy Systems, from the University of Strathclyde. Dr. McDonald is a member of the audit and compensation committees of the Board of Directors, but holds no other offices of ours.

WALTER L. THREADGILL. Mr. Threadgill has served as one of our directors since January 1998. Since February 1996, Mr. Threadgill has served as Managing General Partner of Atlantic Coastal Ventures, L.P., a venture capital firm. From June 1979 to February 2000, Mr. Threadgill served as President and Chief Executive Officer of Multimedia Broadcast Investment Corporation (or MBIC), a venture capital company specializing in broadcast financing. He also serves on the board of directors of Pingtone Communications, Inc. Mr. Threadgill holds a B.A. in Business Administration from Bernard M. Baruch College, City University of New York, an M.B.A. from Long Island University and an M.A. in International and Telecommunications Law from Antioch School of Law. Mr. Threadgill is a member of the audit and compensation committees of the Board of Directors, but holds no other offices of ours.

DALE E. CALDER. Mr. Calder was appointed to our Board of Directors and as our President in December 2001. From October 1998 through our acquisition of eMation, Ltd. in December 2001, Mr. Calder was the President and Chief Executive Officer of eMation, Ltd. (which changed its name from PC Soft International
(1988) Ltd. in February 2000). From 1996 to October 1998, Mr. Calder served as the President of FactorySoft. FactorySoft, which was founded by Mr. Calder in 1996 and was acquired by PC Soft International (1988) Ltd. in October 1998, produced connectivity tools for the automation industry. Mr. Calder attended Duke University and the University of North Carolina at Charlotte and graduated from the University of North Carolina with a degree in Electrical Engineering. Mr. Calder also attended the MBA program at Carnegie-Mellon University.

Executive Officers
------------------

Set forth below is information regarding our executive officer who is not a director, including his name, age, title and biography as of April 26, 2004. Information concerning executive officers who are also directors is contained above under the heading "Directors" in this Part III, Item 10.

Name                  Age    Position
----                  ---    --------
Thomas J. Fogarty     41     Executive Vice President, Chief Financial Officer
                              and Treasurer

THOMAS J. FOGARTY. Mr. Fogarty joined us in May 2000 as Senior Vice President, Corporate Services and Chief Financial Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2001. Prior to joining us, from September 1999 to May 2000, Mr. Fogarty served as Senior Vice President and Chief Financial Officer of DecisionOne Corporation, a multi-vendor computer software and hardware maintenance company. From October 1995 to August 1999, Mr. Fogarty served as Vice President and Treasurer of DecisionOne. From 1985 to October 1995, Mr. Fogarty held various positions with Bell Atlantic Business Systems Services, including Vice President and Treasurer. Mr. Fogarty holds both a B.B.A. in accounting and an M.B.A. from the Wharton School at the University of Pennsylvania.

Audit Committee
---------------

The audit committee of our Board of Directors  consists of Bruce J. Ryan, Walter
L. Threadgill and James R. McDonald. The audit committee met 10 times during 2003. The audit committee oversees: (1) the integrity of our financial statements, (2) the appointment, compensation, qualifications, independence and work of our independent auditors, (3) our compliance with legal and regulatory requirements, and (4) the performance of our internal controls function. A copy of our audit committee charter, which was reviewed and updated in November 2002, is available at www.axeda.com. The Board of Directors has determined that Mr. Ryan is an audit committee "financial expert" as defined by the Securities and Exchange Commission. The Board of Directors has determined that each of the members of this Committee is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the NASDAQ National Market and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the United States Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Securities Exchange Act of 1934, as amended, to furnish us with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, the Company believes that during the year ended December 31, 2003, its officers, directors and holders of more than 10% of the common stock complied with all Section 16(a) filing requirements.

Code of Business Conduct
------------------------

We have adopted a Code of Business Conduct applicable to all employees and Board members. A copy of the Code of Business Conduct may be obtained upon request, without charge, by writing to us at 21 Oxford Road, Mansfield, Massachusetts 02048, Attn: Director, Investor Relations. Amendments to the Code of Business
Conduct and any waivers from provisions of the Code of Business Conduct requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website at www.axeda.com.

ITEM 11.  Executive Compensation

Summary Compensation
--------------------

The following table sets forth compensation information with respect to the compensation received for services rendered to us by our Chief Executive Officer and our other three most highly compensated executive officers whose salary and bonus for 2003 was in excess of $100,000 (together, the "Named Executive Officers"), in each case for services rendered in all capacities to us and our subsidiaries during the last three years.

                                                                              Long-term
                                                                         Compensation Awards-
           Name and                                                           Securities             All Other
      Principal Position        Year       Salary           Bonus        Underlying Options        Compensation
      ------------------        ----       ------           -----        ------------------        ------------
                                             ($)             ($)                 (#)                    ($)
                                             ---             ---                 ---                    ---
Robert M. Russell Jr. (1)       2003       $330,000         $100,000               -               $4,000 (4)
   Chief Executive Officer and  2002       $330,000          276,725            200,000             4,866 (4)
     Chairman of the Board      2001        133,913           73,881            681,000               -

Dale E. Calder (2)              2003       $220,000         $100,000               -               $6,000 (4)
   President and Director       2002        221,855          151,150             75,000             5,500 (4)
                                2001         11,747          350,000            500,000             5,000 (4)

Thomas J. Fogarty               2003       $220,000         $100,000            100,000            $6,000 (4)
   Executive Vice President,    2002        220,000          140,920             75,000             4,750 (4)
     Chief Financial Officer    2001        205,000          172,500            150,000               -
       and Treasurer

John C. Roberts (3)             2003       $158,334          $90,345             55,000            $1,763 (4)
   General Counsel, Senior      2002        132,899           37,500             60,000               -
     Vice President and
       Secretary

(1) Hired in August 2001.
(2) Hired in December 2001.
(3) Hired in January 2002.
(4) Employer matching contributions to Company 401(k) plans.

Option Grants in 2003
---------------------

The following table sets forth option grants for the year ended December 31, 2003 to our Chief Executive Officer, and our Named Executive Officers. No stock appreciation rights were granted to any such person during 2003.


                                            Percent of
                                              Total                                         Potential Realizable
                                             Options                                           Value at Assumed
                         Number of Shares   Granted to             Market                            Annual Rates of
                         of Securities     Granted to   Exercise   Price on
                            Underlying      Employees   Price Per   Date of   Expiration        Stock Price Appreciation for
Name                    Options Granted       (1)      Share (2)     Grant     Date                 Option Term (3)
----                    ---------------       ---      ---------     -----     ----        ----------------------------------------
                                                                                               0%          5%        10%
                                                                                             -------    --------   --------
Robert M. Russell Jr.                   -            -          -         -           -          -           -         -
Dale E. Calder                          -            -          -         -           -          -           -         -
Thomas J. Fogarty                 100,000        7.52%      $0.01     $0.39   4/28/2013      $38,000     $65,074   $108,678
John C. Roberts (4)                55,000        4.14%      $1.45     $1.45   9/24/2013      $   -       $ 6,495   $ 20,685

(1) Based on an aggregate of 1,329,000 options granted to employees under our stock option plan during 2003.

(2) The exercise price for all stock option grants is the fair market value of our common stock on the date of the grant, except for the stock option grant for Mr. Fogarty having an exercise price of $0.01 as reflected in the table above. The exercise price may be paid in cash, with shares of common stock or through a cashless exercise. Mr. Fogarty's options vested in equal monthly installments over 1 year, and are fully vested as of December 31, 2003. If we are acquired, all options that are not assumed or replaced by the successor corporation will automatically accelerate in full. In addition, Messrs. Russell, Calder and Fogarty's employment agreements provide for the immediate vesting of all outstanding options in the event they are terminated without cause or as otherwise defined in the agreements.

(3) The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of common stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the common stock, the option holder's continued employment or services to us through the period that exercise rights vest and the date on which the options are exercised.

(4) Mr. Roberts' options were granted in September 2003. Under the terms of the option agreement his options become exercisable as to 25% in September 2004 with the remainder vesting over three years in equal monthly installments. Mr. Roberts' employment terminated effective March 31, 2004. He entered into an Independent Contractor Agreement with us covering the period from April 1, 2004 through July 1, 2004, under which his options continue to vest during the term of such agreement. Therefore, unless the Independent Contractor Agreement is extended by the parties through at least September 2004, Mr. Roberts' options will, upon expiration of such agreement, lapse without any portion having vested.

Aggregate Option Exercises in 2003 and Year-end Option Values
-------------------------------------------------------------

The following table sets forth certain information concerning option holdings at December 31, 2003 with respect to each Named Executive Officer. No stock appreciation rights were outstanding at December 31, 2003. No Named Executive Officer exercised any options or stock appreciation rights during 2003.


                                                                                            Value of Unexercised
                                Shares                         Securities Underlying            In-The-Money
                              Acquired on       Value         Unexercised Options at             Options at
Name                           Exercise        Realized              Year-End                   Year-End (1)
----                           --------        --------     --------------------------   -------------------------
                                                            Exercisable  Unexercisable   Exercisable  Unexercisable
                                                            -----------  -------------   -----------  -------------
Robert M. Russell Jr.               -               -      513,663         367,337        $349,323       $190,527
Dale E. Calder                      -               -      521,874          53,126         425,343         49,407
Thomas J. Fogarty                   -               -      343,538          86,462         324,093         49,407
John C. Roberts                     -               -       29,790          85,210          18,362         13,738

(1) Determined by subtracting the exercise price from the fair market value of our common stock at December 31, 2003 of $1.36 per share, based on the closing selling price of our common stock on the NASDAQ National Market on such date, and multiplying by the applicable number of securities.

Director Compensation
---------------------

Directors who are not currently our employees are eligible to receive discretionary option grants and stock issuances under our 1999 Stock Incentive Plan for their service on the Board of Directors. These directors are entitled to receive an automatic option grant to purchase 20,000 shares at the time of their initial election or appointment to the Board of Directors, and each director who has served for at least six months receives grants of 5,000 options at each annual meeting of stockholders while they serve as directors. Each automatic option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under such option will be subject to our repurchase, at the exercise price paid per share, should the director cease
Board service prior to vesting in those shares. The shares subject to each initial 20,000-share automatic option grant will vest in a series of four (4) successive equal annual installments upon the director's completion of each year of Board service over the four (4)-year period measured from the grant date. The shares subject to each annual 5,000-share automatic grant will vest upon a director's completion of one (1)-year of Board service measured from the grant date. However, the shares subject to each outstanding automatic option grant will immediately vest in full upon certain changes in control or ownership of us or upon a director's death or disability while a Board member. Following a director's cessation of Board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the director is vested at the time of such cessation of Board service.

Messrs. Vais and Threadgill each received an option grant to purchase 20,000 shares of our common stock on the date of our 2003 annual meeting with an exercise price of $1.57, and are entitled to receive a grant of an option to purchase 20,000 shares of our common stock, with an exercise price equal to the fair market value of our common stock on the date of grant, at each annual meeting of stockholders while each serves as a director, of which 5,000 will be an automatic option grant, and the remaining 15,000 will vest immediately. Messrs. Vais and Threadgill do not receive any monetary compensation for their service on the Board of Directors or committees thereof, but are reimbursed for reasonable expenses relating to such service.

Dr. McDonald and Mr. Ryan each received a grant of an option to purchase 25,000 shares of our common stock on the date of our 2003 annual meeting with an exercise price of $1.57. They are each entitled to receive an option to purchase 25,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant, at each annual meeting of stockholders while they serve as directors, of which 5,000 will be an automatic option grant, and the remaining 20,000 will vest immediately.

Dr. McDonald and Mr. Ryan are also entitled to receive $2,000 for each Board of Directors meeting they attend and $1,000 for each committee meeting they attend while they are non-employee Board members, and are reimbursed for reasonable expenses relating to their service on the Board of Directors. In addition, as Chairman of the audit committee of the Board of Directors, Mr. Ryan is entitled to receive an additional $1,000 for each audit committee meeting he attends while he is a non-employee Board member.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The  compensation  committee of our Board of Directors was formed in April 1999.
The compensation committee consists of Messrs. Vais, Ryan, Threadgill and McDonald. None of the above members of this committee was one of our officers or employees at any time during 2003.

Other Information
-----------------

There are no family relationships among any of our directors or executive officers.

Employment Agreements and Change in Control Arrangements
--------------------------------------------------------

In August 2001, Mr. Russell was appointed our Chief Executive Officer and Chairman of the Board of Directors. We entered into an employment agreement with Mr. Russell in August 2001 for a three-year term at a base salary of $330,000, an annual cash bonus of $100,000, which was guaranteed through the end of 2002, and a $100,000 bonus if we reach certain revenue goals. If we exceed those revenue goals, his employment agreement provides for a bonus equal to 1% of the amount by which such goals are exceeded. Mr. Russell also received stock options in August 2001 to purchase 300,000 shares of our common stock at an exercise price of $1.65 per share and 331,000 shares of our common stock at an exercise price of $0.01 per share, and a stock option in February 2002 to purchase 100,000 shares of our common stock at an exercise price of $2.60 per share. Pursuant to the employment agreement, Mr. Russell will be paid the greater of his remaining compensation due under the agreement or one year's total compensation, and all stock options will become immediately and fully vested, if his employment is terminated as a result of death or disability, or in the event of his involuntary termination (as defined in the agreement, which includes a termination upon a change of control). We entered into a salary deferral agreement with Mr. Russell in April 2003, where Mr. Russell agreed to defer 10% of his base salary for a one year period, repayable within forty-five days of the earlier of the termination of his employment, the first anniversary of the date of the agreement, and a change in control.

Mr. Calder was appointed our President and to our Board of Directors in December 2001, upon the closing of our acquisition of eMation, Ltd. We entered into an employment agreement with Mr. Calder in June 2001 for a three-year term commencing on the closing at a base salary of $220,000, an annual cash bonus of up to $100,000, which was guaranteed for the first year, and a $100,000 bonus if we reach certain revenue goals. If we exceed those revenue goals, he will further be entitled to receive a bonus equal to 1% of the amount by which such goals were exceeded. Mr. Calder also received a sign-on bonus of $150,000. We assumed Mr. Calder's stock options on the closing of the eMation acquisition, which are now exercisable to purchase 300,000 shares of our common stock at an exercise price of $0.01 per share and options to purchase 200,000 shares of our common stock at an exercise price of $2.14 per share. Pursuant to the agreement, Mr. Calder will be paid the greater of his remaining compensation due under the agreement or twenty-four months total compensation, and all stock options will become immediately and fully vested, if (i) we terminate his services without cause or do not renew his employment agreement, or (ii) Mr. Calder terminates his employment with us following: a breach by us of a material term of the agreement which is not cured within 30 days; a change of control (as defined in the agreement); failure to elect and appoint Mr. Calder as Director and President or comparable position; or purported termination not effected pursuant to the terms of the agreement. We entered into a salary deferral agreement with Mr. Calder in April 2003, where Mr. Calder agreed to defer 10% of his base salary for a one year period, repayable within forty-five days of the earlier of the termination of his employment, the first anniversary of the date of the agreement, and a change in control.

In April 2000, we entered into an employment agreement with Mr. Fogarty, in which we hired Mr. Fogarty as our Chief Financial Officer for a two year term at a base salary of $200,000 per year, an annual cash bonus of $100,000 and stock options to purchase 105,000 shares of common stock, 80,000 with an exercise price of $6.64 per share and 25,000 with an exercise price of $0.01 per share. In July 2001, we entered into an employment agreement with Mr. Fogarty for a two-year term to serve as our executive vice president and chief financial officer. Pursuant to such agreement, upon the closing of the eMation acquisition on December 7, 2001 Mr. Fogarty's salary increased to $220,000 per annum, he became entitled to a guaranteed cash bonus of $100,000 in the first year and was granted options to purchase 50,000 shares of our common stock at the fair market value of $2.00 per share and options to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share. In addition, Mr. Fogarty also received stock options in April 2003 to purchase an additional 100,000 shares of our common stock at an exercise price of $0.01 per share. In December 2003, we renewed the employment agreement with Mr. Fogarty for a one-year term to serve as our executive vice president and chief financial officer. Under this renewed agreement, Mr. Fogarty's salary is $220,000 per annum, and he is entitled to a quarterly bonus of up to $25,000. Unless notified at least 60 days prior to expiration, this agreement automatically extends for successive one-year periods. In addition, Mr. Fogarty also received stock options in March 2004 to purchase an additional 120,000 shares of our common stock at an exercise price of $1.17 per share. Pursuant to the agreement, Mr. Fogarty will be paid one year's salary, bonus and benefits and all stock options will become immediately and fully vested if (i) the agreement expires, (ii) his employment is terminated as a result of death or disability, (iii) in the event of his involuntary termination (as defined in the agreement), or (iv) if he resigns upon 60 days' prior written notice after completing 6 months of services under this agreement. We entered into a salary deferral agreement with Mr. Fogarty in April 2003, where Mr. Fogarty agreed to defer 10% of his base salary for a one year period, repayable within forty-five days of the earlier of the termination of his employment, the first anniversary of the date of the agreement, and a change in control.

We entered into an employment agreement with Mr. Roberts in January 2002, in which we hired Mr. Roberts as Vice President and Associate General Counsel for a one-year term at a base salary of $140,000 per annum, an annual cash bonus of $37,500, which was guaranteed for the first year, an option to purchase up to 30,000 shares of our common stock at an exercise price of $2.53 per share, and an option to purchase up to 10,000 shares of our common stock at an exercise price of $0.01 per share. In February 2003 we amended into this agreement, whereby Mr. Roberts' was appointed Acting General Counsel, and his salary was increased to $160,000 per annum, and the amount of annual cash bonus was increased to $75,000, which bonus was guaranteed for the term ended January 2004. In August 2003 Mr. Roberts was appointed General Counsel, and in September 2003, we entered into an employment agreement with him for a one-year term, and, unless either party notifies the other prior to the expiration, this agreement was subject to automatic renewal for successive one-year terms. Pursuant to such agreement, Mr. Roberts' salary remained $160,000 per annum, he became entitled to an annual cash bonus of up to $75,000, and was granted options to purchase 55,000 shares of our common stock at the fair market value of $1.45 per share. Pursuant to the agreement, Mr. Roberts was entitled to be paid six months' salary and benefits if (i) the agreement was not renewed, (ii) his employment was terminated as a result of death or disability, or (iii) in the event of his involuntary termination (as defined in the agreement). Mr. Roberts voluntarily terminated his employment with the Company effective as of March 31, 2004. The Company entered into an Independent Contractor Agreement with Mr. Roberts for the provision of legal consulting services to the Company from April 1, 2004 through July 1, 2004. Under the Consulting Agreement, Mr. Roberts' options continue to vest during the term of the agreement and he is entitled to compensation of $3000 per month for up to 15 hours of service per month.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 26, 2004, except as noted in the footnotes below by:

o all persons known to us who are beneficial owners of 5% or more of our common stock;

o    each director;

o    our Chief Executive Officer and our Named Executive Officers; and

o    all current directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 32,469,862 shares outstanding as of April 26, 2004, adjusted as required by rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to such shares. All shares of common stock subject to options currently exercisable or exercisable within 60 days after April 26, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


                                                                         Number of      Percent of
Beneficial Owner                                                           Shares      Total Shares
----------------                                                           ------      ------------
Austin W. Marxe & David M. Greenhouse (1)                                  6,614,850     18.0%
Entities associated with Apax Partners, Inc. (2)                           3,400,063      9.3%
Entities   associated   with  Apax  Israel   Partners   II,  L.P.  and
  Apax-Leumi, Inc. (3)                                                     1,955,408      5.3%
Walter L. Threadgill (4)                                                     397,146      1.1%
Robert M. Russell Jr. (5)                                                    783,728      2.1%
John C. Roberts (6)                                                           36,457        *
Thomas J. Fogarty (7)                                                        468,798      1.3%
Dale E. Calder (8)                                                           687,390      1.9%
Paul A. Vais (9)                                                           3,432,563      9.4%
Bruce J. Ryan (10)                                                            67,500       *
James R. McDonald (11)                                                        45,000       *
All Directors and Executive Officers as a group (12)                       5,918,582     16.1%

*Less than 1%

Except as otherwise noted below, the address of each person listed on the table is c/o Axeda Systems Inc., 21 Oxford Road, Mansfield, Massachusetts 02048.

(1) Principal Address is 153 E. 53rd Street, 55th Floor, New York, NY 10022. Mr. Marxe and Mr. Greenhouse share voting and investing control over all securities owned by Special Situations Private Equity Fund, LP ("PE"), Special Situations Technology Fund, L.P. ("Tech") and Special Situations Technology II., L.P. ("Tech II"), respectively. 2,426,600 shares of common stock and 1,434,450 warrants are held by PE, 282,000 shares of common stock and 167,650 warrants are held by Tech and 1,447,200 shares of common stock, 856,950 warrants are held by Tech II. The interests of Messrs. Marxe and Greenhouse in the shares of Common Stock owned by PE, Tech, and Tech II are limited to the extent of their respective pecuniary interest. All of the warrants listed above are exercisable within 60 days of April 26, 2004.

(2) Principal Address is 445 Park Avenue, New York, NY 10022. Represents 80,274 shares of our common stock held by APA Excelsior IV/Offshore, L.P, a Cayman Islands Limited Partnership, 362,521 shares of our common stock held by The P/A Fund III, L.P., 20,332 shares of our common stock held by Patricof Private Investment Club, L.P., 29,776 shares of our common stock held by Patricof Private Placement Club II, L.P., 454,924 shares of our common stock held by APA Excelsior IV, L.P., and 2,452,236 shares of our common stock held by APA Excelsior V, L.P. Each of the entities identified above is managed or advised by Apax Partners, Inc. and, as such, Apax Partners, Inc. may be deemed to have shared voting and dispositive power with the General Partners of each Partnership. The above numbers do not include 1,955,408 shares of common stock owned by funds managed or advised by Apax Partners Israel Ltd. and its affiliates and 847,589 shares of common stock owned by funds managed or advised by Apax Partners & Co. Beteiligungsberatung GmbH and its affiliates.

(3) Principal address is 15 Portland Place, London, England W1B 1PT. Apax Israel Partners II, L.P and Apax-Leumi, Inc. act as a group for the purpose of acquiring, holding, or disposing or securities. Apax Israel Partners II, L.P is the general partner of Apax Israel II L.P., Apax Israel II Entrepreneur's Club, and Apax Israel II Entrepreneur's Club (Israel) L.P. and may be deemed to have shared power to vote and shared power to dispose of 999,204 shares of common stock owned by Apax Israel II L.P., 137,354 shares of common stock owned by Apax Israel II (Israel) L.P., 12,600 shares of common stock owned by Apax Israel II Entrepreneur's Club L.P., and 10,102 shares of common stock owned by Apax Israel II Entrepreneur's Club (Israel). Apax-Leumi Inc. is the general partner of Israel Growth Fund L.P. and may be deemed to have the shared power to vote and the shared power to dispose of the 807,683 shares of common stock owned by Israel Growth Fund L.P. The above numbers do not include 3,400,063 shares of common stock owned by funds managed or advised by Apax Partners, Inc. and its affiliates and 847,589 shares of common stock owned by funds managed or advised by Apax Partners & Co. Beteiligungsberatung GmbH and its affiliates.

(4) Principal Address is 3101 South Street N.W., Washington, D.C. 20007. Includes 364,646 shares of our common stock held by Atlantic Coastal Ventures, L.P. and 32,500 shares of our common stock issuable upon the exercise of options that are exercisable by Mr. Threadgill within 60 days after April 26, 2004. Mr. Threadgill is a General Partner of Atlantic Coastal Ventures, L.P. and one of our directors. Mr. Threadgill shares voting and investment power with Donald F. Greene, a General Partner of Atlantic Coastal Ventures, L.P. over the shares held by Atlantic Coastal Ventures. Mr. Threadgill disclaims beneficial ownership of all of our shares, excluding options to purchase common stock, except to the extent of his pecuniary interest in Atlantic Coastal Ventures, L.P.

(5) Includes 660,828 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

(6) Includes 36,457 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

(7) Includes 367,498 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

(8) Includes 531,249 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

(9) Includes 32,500 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004. Mr. Vais is a Managing Director of Apax Partners Inc. and is one of our directors. Each of the entities identified in Note 2 above is managed or advised by Apax Partners Inc. and, as such, Apax may be deemed to have shared voting and dispositive power with the General Partners of each Partnership with respect to an aggregate of 3,400,063 shares of our common stock. Mr. Vais disclaims beneficial ownership of all of our shares excluding options to purchase common stock, except to the extent of his pecuniary interest in Patricof Private Investment Club, L.P.

(10) Includes 57,500 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

(11) Includes 45,000 shares of our common stock issuable upon the exercise of options that are exercisable within 60days after April 26, 2004.

(12) Includes 1,763,532 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days after April 26, 2004.

Equity Compensation Plan Information
------------------------------------

This table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,  Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights     Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                          --------------------        -----------               ------------
Equity Compensation Plan Approved by
Shareholders (A) (B)                         5,720,641                 $ 1.76                   521,326
                                             ---------                 ======                   =======

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

Item 13.  Certain Relationships and Related Transactions

We currently have indemnification agreements in place with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have non-competition and confidentiality agreements in place with each of our executive officers.

All future transactions, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or 5% stockholders are affiliated will be approved by the audit committee or another independent body of our Board of Directors and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.


Item 14.   Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002, and fees billed for other services rendered by KPMG LLP for those periods.

                             2003       2002
                         --------   --------
Audit fees (1) .......   $239,000   $381,000
Audit-related fees (2)     39,000     71,000
Tax fees (3) .........    118,000    219,000
All other fees .......       --         --
                         --------   --------
Total fees ...........   $396,000   $671,000
                         ========   ========


(1) Audit fees consisted of amounts incurred for the audit of our annual consolidated financial statements, as well as reviews of our interim financial statements, performed on a quarterly basis, and registration statements.

(2) Audit-related fees consisted principally of technical advisory services performed in connection with the sales of 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing in 2003, and technical guidance on a range of other financial statement and business matters in 2002, including the exclusive license of our PC technologies in connection with our exit from that business in May 2002.

(3) For 2003, tax fees consisted principally of tax advisory services such as European value-added tax and other foreign tax matters, as well as U.S. and foreign income tax compliance and reporting. For 2002, tax fees consisted principally of tax advisory services and U.S. and foreign income tax compliance and reporting.

All of the audit fees, audit-related fees and tax fees, were approved by the Audit Committee of our Board of Directors. The Company's audit committee has sole authority to, and must, pre-approve all audit and permitted non-audit services from the independent auditors. The audit committee has sole authority to pre-approve all audit fees and other terms of engagement of the independent auditors. It may confer with Company management on these matters but may not delegate this responsibility to management. All approvals of non-audit services on behalf of the audit committee must be promptly reported to the officer of the Company having primary responsibility for the SEC reports filed by the Company. The audit committee is authorized from time to time to delegate to one of its members the authority to grant pre-approval of audit and permitted non-audit services, provided that all decisions by that member to pre-approve any service shall be reported to the full committee at its next scheduled meeting. The Audit Committee has delegated to Mr. Ryan, the Chair of our Audit Committee, the authority to approve audit-related and non-audit services not prohibited by law to be performed by our independent accountants and associated fees on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934.

The audit committee has considered whether KPMG LLP's provision of these services is compatible with maintaining KPMG LLP's independence.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3) Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report on Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 29th day of April 2004.

Axeda Systems Inc.

April 29, 2004

By:      /s/ Robert M. Russell Jr.
         -----------------------------------
             Robert M. Russell Jr.,
             Chief Executive Officer and Chairman of the Board

                               AXEDA SYSTEMS INC.

                                  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits. The following exhibits are included in this Form 10-K/A (and are numbered in accordance with Item 601 of Regulation S-K):




         Exhibit
         Number    Exhibit Title
         ------    -------------

         31.1      Certification of Chief Executive Officer required pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

         31.2       Certification of Chief Financial Officer required pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002

         32.1       Certification of Chief Executive Officer and Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and furnished herewith pursuant to
                     SEC Release No. 33-8238
