Form 10-Q
period 2004-03-31
AXEDA SYSTEMS INC
filed 2004-05-14
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period Ended March 31, 2004

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

                           ---------------------------

On May 12, 2004, 32,469,862 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q


                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I           FINANCIAL INFORMATION

ITEM 1           Financial Statements

                 Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003            2

                 Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003      3
                 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003      4
                 (unaudited)

                 Notes to the Consolidated Financial Statements                                                5

ITEM 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         13

ITEM 3           Quantitative and Qualitative Disclosures About Market Risk                                    32

ITEM 4           Controls and Procedures                                                                       32

PART II          OTHER INFORMATION

ITEM 1            Legal Proceedings                                                                            33

ITEM 2            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities             34

ITEM 3            Defaults Upon Senior Securities                                                              34

ITEM 4            Submission of Matters to a Vote of Security Holders                                          34

ITEM 5            Other Information                                                                            34

ITEM 6            Exhibits and Reports on Form 8-K                                                             34

                 Signatures                                                                                    35

                 Exhibit Index                                                                                 36

                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                             March 31,   December 31,
                                                                               2004          2003
                                                                               ----          ----
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................................   $   6,281    $   9,617
   Accounts receivable, net ..............................................       3,156        3,200
   Prepaid expenses ......................................................         290          307
   Other current assets ..................................................         175          121
                                                                             ---------    ---------
     Total current assets ................................................       9,902       13,245

   Furniture and equipment, net ..........................................       1,982        2,229
   Goodwill ..............................................................       3,640        3,640
   Identified intangible assets, net .....................................       1,304        1,423
   Other assets ..........................................................         339          349
                                                                             ---------    ---------
     Total assets ........................................................   $  17,167    $  20,886
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable ......................................   $     109    $     417
   Accounts payable ......................................................       1,356        1,253
   Accrued expenses ......................................................       4,995        4,866
   Income taxes payable ..................................................         694          733
   Deferred revenue ......................................................       1,128        1,422
                                                                             ---------    ---------
     Total current liabilities ...........................................       8,282        8,691

Non-current liabilities:
   Other non-current liabilities .........................................         816          862
   Financing-related liability ...........................................       1,869        2,608
                                                                             ---------    ---------
     Total liabilities ...................................................      10,967       12,161
                                                                             ---------    ---------
Commitments and contingencies (note 6)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized
     in 2004 and 2003, none issued or outstanding ........................        --           --
   Common stock, $.001 par value; 50,000,000 shares authorized; 33,073,662
     shares issued in 2004 and 32,913,211 shares issued in 2003 ..........          33           33
   Additional paid-in capital ............................................     146,688      146,644
   Deferred stock compensation ...........................................        (235)        (310)
   Accumulated deficit ...................................................    (139,127)    (136,488)
   Accumulated other comprehensive income ................................         221          226
   Treasury stock at cost, 603,800 shares in 2004 and 2003 ...............      (1,380)      (1,380)
                                                                             ---------    ---------
     Total stockholders' equity ..........................................       6,200        8,725
                                                                             ---------    ---------
     Total liabilities and stockholders' equity ..........................   $  17,167    $  20,886
                                                                             =========    =========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    2004           2003
                                                                              ------------    ------------
Revenues:
  License .................................................................   $      2,334    $      2,317
  Services and maintenance ................................................          1,181             963
  Hardware ................................................................             20             137
                                                                              ------------    ------------

    Total revenues ........................................................          3,535           3,417
                                                                              ------------    ------------

Cost of revenues:
  License .................................................................            194             511
  Services and maintenance ................................................          1,123           1,012
  Software amortization ...................................................            112             157
                                                                              ------------    ------------

    Total cost of revenues ................................................          1,429           1,680
                                                                              ------------    ------------

    Gross profit ..........................................................          2,106           1,737
                                                                              ------------    ------------

Research and development (R&D)
  Non-cash compensation ...................................................           --                28
  Other R&D expense .......................................................          1,091           1,714
Sales and marketing
  Non-cash compensation ...................................................             45              11
  Other selling and marketing expense .....................................          2,126           2,505
General and administrative
  Non-cash compensation ...................................................             30             103
  Other general and administrative expense ................................          1,898           2,561
  Depreciation and amortization ...........................................            263             308
                                                                              ------------    ------------

    Total operating expenses ..............................................          5,453           7,230
                                                                              ------------    ------------

    Operating loss ........................................................         (3,347)         (5,493)

Gain on disposal of assets ................................................           --               729
Interest income (expense), net ............................................            (12)             31
Other income (expense), net ...............................................            740              (4)
                                                                              ------------    ------------

Loss before provision for income taxes ....................................         (2,619)         (4,737)

     Provision for income taxes ...........................................             20              50
                                                                              ------------    ------------
Net loss ..................................................................   $     (2,639)   $     (4,787)
                                                                              ============    ============
Basic and diluted net loss per weighted average common share
  outstanding .............................................................   $      (0.08)   $      (0.18)
                                                                              ============    ============
Weighted average number of common shares outstanding used in
  calculation of basic and diluted net loss per common share ..............     32,413,006      27,179,237
                                                                                ============    ============

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                            2004        2003
                                                                                          --------    --------

Cash flows from operating activities:
  Net loss .............................................................................   $ (2,639)   $ (4,787)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ........................................................        375         465
  Gain on disposals of assets ..........................................................       --          (729)
  Unrealized gain on financing-related liability .......................................       (739)       --
  Non-cash compensation and other expenses .............................................         75         142
  Provision for doubtful accounts ......................................................          7        --

Changes in items affecting operations:
  Accounts receivable ..................................................................         36         443
  Prepaid expenses and other current assets ............................................        (37)        (93)
  Goodwill, intangible assets and other assets .........................................         10          (4)
  Accounts payable .....................................................................        103        (273)
  Accrued expenses .....................................................................        104      (1,674)
  Income taxes payable .................................................................        (39)         57
  Deferred revenue .....................................................................       (294)       (377)
                                                                                           --------    --------
    Net cash used in operating activities ..............................................     (3,038)     (6,830)
                                                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures .................................................................        (40)       (105)
                                                                                           --------    --------
    Net cash used in investing activities ..............................................        (40)       (105)
                                                                                           --------    --------

Cash flows from financing activities:
  Net repayment under bank line of credit ..............................................       (308)       --
  Repayments of long-term debt and other non-current liabilities .......................       --          (121)
   Net proceeds from exercise of stock options .........................................         23        --
                                                                                           --------    --------
    Net cash used in financing activities ..............................................       (285)       (121)
                                                                                           --------    --------

Effect of exchange rate changes on cash and cash equivalents ...........................         27          48
                                                                                           --------    --------

Net decrease in cash and cash equivalents ..............................................     (3,336)     (7,008)
Cash and cash equivalents:
  Beginning of period ..................................................................      9,617      19,065
                                                                                           --------    --------
  End of period, including restricted cash of $100 in 2003 .............................   $  6,281    $ 12,057
                                                                                           ========    ========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to March 31, 2004 and 2003 is unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1)   Summary of Significant Accounting Policies

     a) Description of Business and Liquidity

          Axeda Systems Inc., or we, our, us or Axeda, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management, or DRM, to access and exploit information hidden within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States, Japan and France.

          In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. Since 2002 our revenues have been substantially generated from selling DRM products.

          We have sustained significant net losses and negative cash flows from operations since our inception. For the quarters ended March 31, 2004 and 2003, our net losses were $2,639 and $4,787, respectively, and negative cash flows from operations were $3,038 and $6,830, respectively. There can be no assurances that we will be able to generate sufficient revenues necessary to achieve or sustain profitability in the short or long term, or positive cash flows from operations. Management believes that the cash and cash equivalents as of March 31, 2004 will be sufficient to sustain our operations through at least the first quarter of 2005. However, due to risks and uncertainties, there can be no assurances that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

          In 2003 we recorded approximately $1,400 in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that our future operating losses will continue to be lower than in previous years. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

     b) Basis of Presentation

          The interim consolidated financial statements of Axeda for the three months ended March 31, 2004 and 2003 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial position of Axeda at March 31, 2004, the results of our operations for the three months ended March 31, 2004 and 2003 and our cash flows for the three months ended March 31, 2004 and 2003. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2003. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2004.

     c) Principles of Consolidation

          The consolidated financial statements include our financial statements and the financial statements of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     d) Cash and Cash Equivalents

          For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     e) Revenue Recognition

          We recognize software revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position, or SOP, 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Software revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable.

     f) Financial Instruments

          Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value. The financing-related liability financial instrument is recorded at fair value (note 5).

     g) Computation of Earnings Per Share

          We compute earnings per share, or EPS, in accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.


          The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

          i) Three Months Ended March 31, 2004

               Options to purchase 6,364,989 shares of common stock with a weighted-average exercise price of $1.71 were outstanding during the three months ended March 31, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,303,064 options that are vested, with a weighted average exercise price of $2.02, of which 1,438,226 are vested and in the money, with a weighted average exercise price of $0.19. The options have various expiration dates during the next ten years.

               Warrants to purchase 2,689,377 shares of common stock with a weighted-average exercise price of $1.99 were vested and outstanding during the three months ended March 31, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years.

          ii) Three Months Ended March 31, 2003

               Options to purchase 4,986,272 shares of common stock with a weighted-average exercise price of $1.95 were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,405,989 options that are vested, with a weighted average exercise price of $2.62, of which 798,637 were vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next ten years.

               Warrants to purchase 564,191 shares of common stock with a weighted-average exercise price of $2.80 were vested and outstanding during the three months ended March 31, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 187,967 warrants that are vested and in the money, with a weighted average exercise price of $0.06. The warrants have various expiration dates during the next five years.

     h) Stock-based Compensation

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

          At March 31, 2004 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                      2004       2003
                                                                    -------    -------
Net loss, as reported ...........................................   $(2,639)   $(4,787)
Add:  Stock-based employee compensation
included in reported net loss, net of related
tax effects .....................................................        75        142
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards ...............................      (454)      (504)
                                                                    -------    -------
Pro forma net loss ..............................................   $(3,018)   $(5,149)
                                                                    =======    =======
Net loss per common share - basic and diluted:
     As reported ................................................   $ (0.08)   $ (0.18)
                                                                    =======    =======
     Pro forma ..................................................   $ (0.09)   $ (0.19)
                                                                    =======    =======

          We used the following ranges of assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model for the quarters ended March 31, 2004 and 2003:

            Dividend yield .............        0%
            Expected volatility ........   119% - 192%
            Average expected option life   4 years
            Risk-free interest rate ....   1.02% - 5.71%

          In February and March 2004 we granted 824,000 stock options to employees, including 120,000 to our chief financial officer, with an exercise price per share equal to the fair market value of our common stock on the date of grant and ranging from $1.17 to $1.28.

     i) Guarantees

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

     j) Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates in these financial statements include goodwill and intangible assets, valuation allowances for accounts receivable, deferred tax assets and deferred tax liabilities and foreign income taxes. Actual results could differ from those estimates.

     k) Recent Accounting Pronouncements

          On March 31, 2004, the Financial Accounting Standards Board, or FASB, consistent with recent actions of other accounting agencies and entities, issued a proposed statement, "Share Based Payment, an Amendment of FASB Statements No. 123 and 95," relating to the accounting for equity-based compensation. This statement proposes changes to GAAP that, if implemented, would require us to record a charge to compensation expense for stock option grants to employees. We currently account for stock options under SFAS 123 (note 1h). As permitted by SFAS 123, we have elected to use the intrinsic value method prescribed by APB 25 to measure compensation expense for stock-based awards granted to employees, under which the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the grant date. The FASB's proposal would eliminate our ability, starting in 2005, to account for stock-based awards granted to employees using the intrinsic value method prescribed by APB 25, and would instead require that such awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair value at the grant date. Compensation expense would then be recognized over the service or vesting period. We cannot predict whether the proposed statement will be adopted, but if adopted it would have an adverse affect on our results of operations. On May 12, 2004 the U.S. House of Representatives' Capital Markets Subcommittee approved a bill to bypass the guidance that the FASB set forth in this Exposure Draft. If the bill passes, it would block the mandatory expensing of stock options until regulators complete a three-year study on the economic impact of the FASB's proposal. The bill would allow the SEC to recognize as "generally accepted" those accounting principles under which companies need only expense the stock options they grant to their top five highest-paid executives.

          In May 2002 the FASB added a project to its technical agenda to develop a comprehensive statement on revenue recognition. The FASB plans to issue an exposure draft of an amendment to FASB Concepts Statement 5, and a separate exposure draft of a general standard on revenue recognition in the fourth quarter of 2004.

     l) Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

          Accounts receivable are net of provisions for doubtful accounts of $76 and $68 as of March 31, 2004 and December 31, 2003, respectively.

      Acquired Identified Intangible Assets

          Accumulated amortization at March 31, 2004 and December 31, 2003 was $856 and $737, respectively.

3) Line of Credit

     In June 2003 we executed a loan and security agreement with Silicon Valley Bank, or the Bank, that provides us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The Line also provides for a maximum of $1,000 in the form of letters of credit or other services from the Bank that reduces the amount of available borrowings under the Line. The Line matures in June 2004, bears interest at the prime rate plus 1% (5.00% at March 31, 2004), with a minimum rate of 5.25%, and is collateralized by substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement, and a minimum available cash (including amounts available but undrawn under the Line) covenant. At March 31, 2004, we were in compliance with our covenants and $248 was available, with $109 outstanding under the terms of the Line.

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

     At March 31, 2004 there were no letters of credit or other amounts for bank services outstanding under the Line.

     In May 2004 we renewed the Line under substantially the same terms as the current Line.

4)       Accrued Expenses

Accrued expenses consist of the following:

                                                                  March 31,  December 31,
                                                                    2004       2003
                                                                    ----       ----
Legal and professional fees .....................................   $  505   $  558
Payroll and related costs .......................................    1,484    1,477
Royalties to Israeli government agencies ........................      826      759
Sales, excise and other taxes ...................................      316      266
Severance .......................................................      277       88
Unutilized leased facilities ....................................      567      547
Other ...........................................................    1,020    1,171
                                                                    ------   ------
                                                                    $4,995   $4,866
                                                                    ======   ======

5) Private Placement and Financing-related Liability

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

     We also entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement on Form S-3, for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants, with the SEC. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective and to comply with securities law requirements, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline passes until the registration statement is updated and declared effective by the SEC.

     The FASB's Emerging Issues Task Force, or EITF, Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," or EITF 00-19, addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreement if we fail to keep our registration statement effective is a potential net cash settlement pursuant to EITF 00-19. While we view this liquidated damages contingency as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 of $3,410 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

     The estimated fair value of the financing-related liability as of March 31, 2004 was $1,869. The $739 net change in the fair value from December 31, 2003 was recorded as other income in the consolidated statement of operations.

     The estimated fair value of the warrant, used to determine the estimated fair value of the financing-related liability, was calculated using the Black-Scholes model with the following assumptions:

                                              March 31,      December 31,
                                                2004             2003
                                              ----------      -----------
Current market price/share .................. $     1.06      $     1.36
Exercise price/share ........................ $     1.71      $     1.71
Dividend yield ..............................       0%              0%
Expected volatility .........................     111%            115%
Expected life ............................... 4.48 years      4.73 years
Risk-free interest rate .....................       2.96%           3.13%

6) Commitments and Contingencies

     In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies in connection with the sale of the assets of our former Internet appliance, or IA, business. In connection with this settlement agreement, we reversed accruals of $743 initially recorded in March 2001 as part of the sale of the assets of our former IA business.

     From time to time we are involved in lawsuits, claims, investigations or proceedings, in addition to those identified above, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we make a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that our cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

7) Segment and Major Customer Information

     We operate in a single industry segment, which is the development and licensing of our technology.

     Three customers accounted for 37%, or $1,323, of revenues for the quarter ended March 31, 2004. Three customers accounted for 28%, or $960, of revenues for the quarter ended March 31, 2003.

     We sell and license our technology to customers primarily in North America, Europe and Asia. Our North American operations generated 37% and 43%, respectively, of our revenues in 2004 and 2003, and our total revenues were derived from the following geographic regions (based on where the customer is located):


                                                             Three Months Ended March 31,
                                                      -----------------------------------------
                                                             2004                  2003
                                                      -------------------    -------------------
Country/ Geographic Region                            Amount   % of Total    Amount   % of Total
--------------------------                            ------   ----------    ------   ----------
North America:
     United States ..............................     $1,297         37%     $1,235         36%
     Canada .....................................          9       --           250          7
                                                      ------     ------      ------     ------
          Total - North America .................      1,306         37       1,485         43
                                                      ------     ------      ------     ------
Europe:
     Germany ....................................        121          3         150          4
     France .....................................        389         11         393         12
     Netherlands ................................        222          6         113          3
     Switzerland ................................        305          9         220          7
     United Kingdom .............................        146          4          42          1
     Other ......................................        341         10         285          8
                                                      ------     ------      ------     ------
          Total - Europe ........................      1,524         43       1,203         35
                                                      ------     ------      ------     ------
Asia-Pacific:
     Israel .....................................         18       --           125          4
     Japan ......................................        627         18         540         16
     Other ......................................         34          1          11       --
                                                      ------     ------      ------     ------
          Total - Asia-Pacific ..................        679         19         676         20
                                                      ------     ------      ------     ------

Other ...........................................         26          1          53          2
                                                      ------     ------      ------     ------

         Total ..................................     $3,535        100%     $3,417        100%
                                                      ======        ===      ======        ===

8)       Segment Reporting

Segment information is presented in accordance with Statement of Financial Account Standards No. 131, "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. DRM is our reportable segment.

For 2004, Other is comprised of our IA business, the assets of which were sold in March of 2001. For 2003, Other is comprised of our former personal computer, or PC, business, which we exited in May 2002, our former IA business and our former consumer electronics, or CE, business, the assets of which were sold in March of 2001.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                  2004          2003
                                                                 ------        ------
Revenues:
  DRM ...................................................        $3,515        $3,031
  Other .................................................            20           386
                                                                 ------        ------
          Total .........................................        $3,535        $3,417
                                                                 ======        ======

Gross profit:
       DRM ..............................................        $2,086        $1,600
       Other ............................................            20           137
                                                                 ------        ------
          Total .........................................        $2,106        $1,737
                                                                 ======        ======

9) Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                    2004       2003
                                                     ---        ---
   Cash paid during the period for:
     Interest ...............................        $ 2        $22
                                                     ===        ===
     Income taxes ...........................         59         --
                                                     ===        ===

10) Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          2004            2003
                                                       -------         -------
   Net loss .....................................      $(2,639)        $(4,787)
   Foreign currency translation adjustment ......           27              48
                                                       -------         -------
   Comprehensive loss ...........................      $(2,612)        $(4,739)
                                                       =======         =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The  following  Management's  Discussion  And  Analysis  Of  Financial
          Condition And Results Of Operations, as well as the information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ from those discussed herein. Such factors include, but are not limited to: our ability to become profitable; future expenses; future results of operations; uncertainties in the market for DRM solutions and the potential for growth in the DRM market; our ability to raise capital; the potential for the NASDAQ National Market to delist out stock; our dependence on the cyclical software industry; present and future competition; our ability to manage technological change and respond to evolving industry standards; our ability to manage growth; the long sales cycle for DRM solutions; our customers' ability to implement or integrate our DRM solutions successfully and in a timely fashion; limited distribution channels; dependence on strategic partners; the difficulty of protecting proprietary rights; the potential for defects in products; claims for damages asserted against us; risks from international operations; and others discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda," "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

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

In recent years we have undertaken several major steps to reposition our business and capitalize on the emerging growth opportunities represented by the DRM market. This market is also known as M2M, or machine-to-machine, autonomic computing, remote monitoring and management and several other descriptors in different vertical markets.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products, and since 2002, substantially all of our revenues were generated from selling DRM products.

In 2003, we recorded approximately $1.4 million in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM Systems revenues, we believe that our future operating losses will continue to be lower than what we have historically experienced. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with net proceeds of $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. Operating results and our liquidity position are discussed in further detail, below.

We currently operate in three principal regions: the United States, Europe and Japan. Total revenues increased by $0.1 million in the first quarter of 2004 compared to the first quarter of 2003. Despite the continued difficult capital spending climate, our DRM revenues increased by $0.5 million in the first quarter of 2004 compared to the same period in 2003, due to increases in all three principal regions. These net increases were driven by an accelerated acquisition of new customer accounts, as well as additional spending by our existing customers. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will increase in 2004 due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

For the first quarter of 2004 our operating expenses decreased by $1.8 million, or 25%, compared to the same period for the prior year. We believe the cost reductions combined with an increase in revenues will be sufficient to allow us to meet our cash needs through the first quarter of 2005.

At March 31, 2004, our cash balance was $6.3 million compared with $9.6 million at year-end 2003. Operating results and our liquidity position are discussed further below.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)
                                                                  Three Months Ended March 31,
                                                            -------------------------------------------
                                                                   2004                   2003
                                                             ------------------    --------------------
                                                                     Percent of              Percent of
                                                             Amount    Revenues      Amount   Revenues
                                                             ------    --------      ------   --------
Revenues:
   License ................................................  $ 2,334     66.0%      $ 2,317       67.8%
   Services and maintenance ...............................    1,181     33.4           963       28.2
   Hardware ...............................................       20      0.6           137        4.0
                                                             -------   ------         -------   ------
     Total revenues .......................................    3,535    100.0         3,417      100.0
                                                             -------   ------       -------   ------
Cost of revenues:
   License ................................................      194      5.5           511       15.0
   Services and maintenance ...............................    1,123     31.8         1,012       29.6
   Software amortization ..................................      112      3.1           157        4.6
                                                             -------   ------       -------   ------
     Total cost of revenues ...............................    1,429     40.4         1,680       49.2
                                                             -------   ------       -------   ------

Gross profit ..............................................    2,106     59.6         1,737       50.8
                                                             -------   ------       -------   ------
Research and development (R&D)
    Non-cash compensation .................................     --       --              28        0.8
    Other R&D expense .....................................    1,091     30.9         1,714       50.2
Sales and marketing (S&M)
    Non-cash compensation .................................       45      1.3            11        0.3
    Other S&M expense .....................................    2,119     59.9         2,505       73.3
General and administrative (G&A)
    Non-cash compensation .................................       30      0.9           103        3.0
    Other G&A expense .....................................    1,898     53.7         2,570       75.2
    Provision for doubtful accounts
    (recoveries) ..........................................        7      0.2            (9)      (0.3)
Depreciation and amortization .............................      263      7.4           308        9.0
                                                             -------   ------       -------     ------
         Total operating costs ............................    5,453    154.3         7,230      211.6
                                                             -------   ------       -------     ------

Operating loss ............................................   (3,347)   (94.7)       (5,493)    (160.7)

Gain on disposals of assets ...............................     --       --             729       21.7
Interest income (expense), net and other
    income (expense), net .................................      728     20.6            27        0.4
                                                             -------   ------         -------     ------
Loss before provision for income taxes ....................   (2,619)   (74.1)       (4,737)    (138.6)
Provision for income taxes ................................       20      0.6            50        1.5
                                                             -------   ------       -------     ------
Net loss ..................................................  $(2,639)   (74.7)%     $(4,787)    (140.1)%
                                                             =======   ======       =======     ======

                               AXEDA SYSTEMS INC.
Results of Operations

REVENUES. Overall revenues increased by 3%, or $0.1 million, from $3.4 million in the quarter ended March 31, 2003 to $3.5 million for the quarter ended March 31, 2004. By segment, sales of our DRM systems products increased $0.5 million, or 16%, driven by an accelerated acquisition of new customer accounts, as well as additional spending, including foreign currency movements, by our existing customers. PC and hardware revenues decreased $0.4 million, or 95%, over the same period of the prior year. By type, services and maintenance revenues increased $0.2 million, or 23%, from the prior year, while license revenues were flat and hardware revenues decreased $0.1 million. See also "Foreign Currency Effects on Results of Operations" below

Although our overall license revenues were approximately the same during the quarter ended March 31, 2004 versus the prior year, DRM licensing fees increased $0.3 million, or 13%. The increase in DRM license revenues was offset by a corresponding decrease in license revenues of $0.2 million due to our exit from our former PC business. In 2004 we expect DRM license revenues to increase compared to 2003 as our DRM software solutions are more widely adopted.

Decreased sales of fully-reserved, outdated components of our former Internet appliance, or IA, business resulted in a decline in hardware revenues of $0.1 million for the quarter ended March 31, 2004 from $0.1 million for the quarter ended March 31, 2003. In 2004, we expect hardware revenues and related gross profit to be minimal due to the decreasing quantities available and the uncertainty of any future sales.

Services and maintenance revenues increased 23% from $1.0 million for the quarter ended March 31, 2003 to $1.2 million for the quarter ended March 31, 2004. The increase was attributable to a greater demand for professional services in connection with existing DRM installations, as well as additional maintenance plans sold with our DRM Systems.

Since our shift to the enterprise software market our revenues have been less concentrated, however variations may occur as sales volume to our large customers fluctuate. For the quarter ended March 31, 2004, our top three customers accounted for $1.3 million, or 37%, of our total revenues. For the quarter ended March 31, 2003, our top three customers accounted for $1.0 million, or 28%, of our total revenues. In the future, we expect our revenues to be less concentrated as sales of our enterprise software and services span a wider customer base, our maintenance revenues increase and existing customers of our DRM solutions purchase additional licenses and services.

We sell our DRM system solutions to Global 2000 companies in the medical instrument, enterprise technology, office and print production systems and industrial and building automation industries. For the quarter ended March 31, 2004 companies based in North America accounted for 37% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

COST OF REVENUES. Cost of revenues decreased approximately $0.3 million, or 15%, from $1.7 million during the quarter ended March 31, 2003 to $1.4 million for the quarter ended March 31, 2004. Cost of revenues for license fees decreased approximately $0.3 million from the prior year, while cost of revenues associated with services and maintenance increased approximately $0.1 million from the prior year.

The $0.3 million decrease in cost of license revenues from the prior year is due to a decrease in licensing costs, caused by our exit from the PC business, associated with our former PC products of $0.2 million, and a decrease in DRM costs of $0.1 million, resulting from the closure of our Israeli operations and decreased product and packaging costs, as a result of our ongoing cost management initiatives. The $0.1 million increase in cost of services and maintenance is primarily attributable to severance expense incurred in 2004, which was not incurred in 2003, and unfavorable currency exchange rates in 2004 compared to 2003. We expect our cost of license fees as a percentage of license revenues to remain about the same through 2004, as our license revenues are comprised entirely of our DRM products. Non-cash amortization of acquired technology will represent approximately $0.4 million of our cost of revenues for the year ending December 31, 2004.

GROSS PROFIT. Gross profit increased by $0.4 million, or 21%, from $1.7 million for the quarter ended March 31, 2003 to $2.1 million for the quarter ended March 31, 2004. The increase in gross profit is attributable to an increase in revenues from DRM license fees which has a higher profit margin than the former PC business, which sustained decreased revenues, services and maintenance, the closure of our Israeli operations and reduced software amortization expense.

For the quarters ended March 31, 2004 and 2003, substantially all of our revenues were derived from licenses and services and maintenance. As a percentage of total revenues, gross profit margin increased from 51% for the quarter ended March 31, 2003 to 60% for the quarter ended March 31, 2004 due to lower staff compensation costs, as a result of reduced staff, lower product packaging costs, and the closure of our Israeli operations. The improvement in gross profit margin from our services and maintenance operations was the result of an increase in the number of billable consulting engagements.

OTHER RESEARCH AND DEVELOPMENT ("R&D") EXPENSE. Other R&D expense consists of staff, staff-related, professional and other development-related support costs associated with the development of new products, customization of existing products for customers, quality assurance and testing. Other R&D expense decreased 36%, from $1.7 million for the quarter ended March 31, 2003 to $1.1 million for the quarter ended March 31, 2004.

The decrease in other R&D expense during the quarter ended March 31, 2004 from the prior year was due to decreases in staff and staff related expense of $0.3 million, transition expenses associated with the closure of our Israeli operations and severance totaling $0.2 million and $0.1 million of other expense. As a percentage of total revenues, other R&D expense decreased from 50% to 31% due to lower R&D expenses. We expect other R&D expense to decrease slightly in 2004 as we optimize our development teams to meet our current business requirements. Additionally, we expect other R&D expense to decrease as a percentage of revenues as our future revenues increase.

OTHER SALES AND MARKETING ("S&M") EXPENSE. Other S&M expense consists of salaries and benefits, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Other S&M expense decreased $0.4 million, or 15%, from $2.5 million for the quarter ended March 31, 2003 to $2.1 million for the quarter ended March 31, 2004.

Reduced staff and staff related expense and travel expense contributed $0.3 million and $0.1 million, respectively, to the decrease during the quarter ended March 31, 2004 from the prior year. Additionally, increased severance expense of $0.1 million was offset by decreased other expense for the quarter ended March 31, 2004. As a percentage of total revenues, other S&M expense decreased from 73% to 60% due to lower S&M expenses. We expect other S&M expense to decrease slightly in 2004 as we optimize our S&M marketing teams to meet our current business requirements. Additionally, we expect other S&M expense as a percentage of revenues to decrease as our future revenues increase.

OTHER GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. Other G&A expense consists of staff, staff-related and support costs for our executive, finance, legal, human resources and information systems departments. Other G&A expense decreased $0.7 million, or 26%, from $2.6 million for the quarter ended March 31, 2003 to $1.9 million for the quarter ended March 31, 2004. As a percentage of total revenues, other G&A expense decreased from 75% to 54% due to decreased G&A expenses, as described below.

The $0.7 million decrease in other G&A expense consists of $0.2 million due to decreased staff and related compensation expense, and $0.2 million of decreased severance expense from the prior year. In addition, we reduced insurance, professional fees and other expense each by $0.1 million, as part of our ongoing cost management initiatives. We expect other G&A expense to decrease in 2004 as we optimize our general and administrative teams to meet our current business requirements. Additionally, we expect other G&A expense to decrease as a percentage of revenues as our future revenues increase.

NON-CASH COMPENSATION G&A EXPENSE. Non-cash G&A expense consists of amortization of compensation related to stock options. Non-cash compensation G&A expense decreased $0.1 million for the quarter ended March 31, 2004 from $0.1 million for the quarter ended March 31, 2003. The decrease is attributable to certain deferred compensation having become fully amortized as a result of the related stock option awards having fully vested.

GAIN ON DISPOSALS OF ASSETS. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. No corresponding gains were recorded for the quarter ended March 31, 2004.

OTHER INCOME (EXPENSE), NET. We entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement with the SEC for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statement is updated and declared effective by the SEC. While we view the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market non-cash gain for the quarter ended March 31, 2004 was $0.7 million. Due to the uncertainty surrounding the variables required by the valuation model for the financing-related liability and corresponding gain or loss adjustment, we cannot estimate the future income or expense resulting from the periodic valuations of the liability.

FOREIGN CURRENCY EFFECTS ON RESULTS OF OPERATIONS. Foreign currency movements for the quarter ended March 31, 2004 increased revenues and expenses, each by $0.3 million from the prior year. Increases in revenues and expenses from foreign currency fluctuations are due to the weakness versus prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future changes in foreign currency rates, any strengthening of the U.S. dollar against the foreign currencies will have an unfavorable impact on our revenues in 2004, and an equal but opposite favorable impact on our expenses in 2004. We expect that changes in foreign currencies will not have a material effect on our net income or net loss for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics and Internet Appliance businesses and the September 2003 PIPE financing. As of March 31, 2004, we had approximately $6.3 million in cash and cash equivalents.

Net cash used in operating activities for the quarter ended March 31, 2004 was $3.0 million, compared to $6.8 million for the quarter ended March 31, 2003. Cash used in operating activities for the first quarter of 2004 was primarily the result of our net loss of approximately $2.6 million, $0.3 million for the net non-cash expenses and financing-related gain and other changes in working capital of approximately $0.1 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by 46%, by eliminating or not replacing 96 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and 2003, we recorded $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, terminate certain leases and consolidate our operations. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

Net cash used in investing activities for the quarter ended March 31, 2004 was less than $0.1 million, as compared to $0.1 million for the quarter ended March 31, 2003, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash used in financing activities was $0.3 million for the quarter ended March 31, 2004, compared to $0.1 million for the quarter ended March 31, 2003, and consisted of principal payments reducing indebtedness in each period.

In June 2003, we executed a loan and security agreement with Silicon Valley Bank that provides us with a line of credit, or the Line, in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). As of March 31, 2004, we had $0.1 million in borrowings under the Line, which were repaid in April 2004. As of March 31, 2004, we were in compliance with all of our covenants under the Line. In May 2004 we renewed our line of credit with Silicon Valley Bank under substantially the same terms as our current agreement.

As of March 31, 2004, we have $1.1 million of estimated accrued costs related to facilities leases that we no longer occupy. We have made significant efforts to terminate these leases, but if these leases cannot be terminated or if the facilities cannot be sublet, we may be required to make these payments over the respective lease terms.

We maintain an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires in August 2004 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2004. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.

Based on our cash resources, our expected year over year growth in DRM Systems revenues and the realization of savings from our already implemented expense reductions, we expect to have sufficient cash resources to meet our cash needs through at least the first quarter of 2005. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We will continue to pursue attractive financing and investment arrangements, and if the capital markets present other attractive opportunities, we may seek to raise cash through the sale of equity or issuance of debt. However, additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Employee and Director Stock Options

Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1999 Stock Incentive Plan, as amended, or the 1999 Plan. The 1999 Plan has three separate programs which include: the discretionary option grant program, under which employees may be granted options to purchase shares of common stock; the stock issuance program, under which eligible employees may be granted shares of common stock; and the automatic grant program, whereby eligible non-employee board members are granted options to purchase shares of common stock. To date, we have not issued any shares under the stock issuance program. In addition, our stock option program includes the 1995 Stock Option Plan (the "1995 Plan"), from which we no longer grant options. In connection with the eMation acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd. The plans listed above are collectively referred to in the following discussion as the "Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally one to four years and expire ten years from the grant date for the 1999 Plan. Option vesting periods are generally two to five years and expire five to ten years from the grant date for the 1995 Plan.

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

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted for the quarters ended March 31, 2004 and 2003 to our Chief Executive Officer, Robert M. Russell Jr., and our three other executive officers, Dale E. Calder, Thomas J. Fogarty and John C. Roberts. This group is referred to as the "Named Executive Officers."

                                                                         Quarter Ended           Year Ended
                                                                          March 31, 2004       December 31, 2003
                                                                             -------               -------
Net grants during the period as % of outstanding shares ...............       2.54%                 4.11%
Grants to Named Executive Officers during the period as % of
 total options granted ................................................      14.56%                11.66%
Grants to Named Executive Officers during the period as % of
 outstanding shares granted ...........................................       0.37%                 0.48%
Cumulative options held by Named Executive Officers as % of total
 options outstanding ..................................................      33.05%                34.98%

General Option Information

The following table sets forth the summary of activity under the Plans for the quarter ended March 31, 2004 and the year ended December 31, 2003:


                                                             Number of Options Outstanding
                                                             -----------------------------
                                      Number of Shares     Number of Shares    Weighted Average
                                       Available for     Issuable on Exercise   Exercise Price
                                          Options             of Options          (per share)
                                          -------             ----------          -----------
December 31, 2002                           263,424           5,078,819            $1.95
                                            =======           =========
Grants                                  (1,329,000)           1,329,000             1.47
Exercises                                         -            (85,645)             0.17
Cancellations*                              486,902           (601,533)             2.88
Additional shares reserved                1,100,000                 N/A              N/A
                                          ---------                 ---
December 31, 2003                           521,326           5,720,641            $1.76
                                            =======           =========
Grants                                    (824,000)             824,000             1.18
Exercises                                         -            (98,212)             0.23
Cancellations*                               81,440            (81,440)             1.44
Additional shares reserved                  969,282                 N/A              N/A
                                            -------                 ---
March 31, 2004                              748,048           6,364,989            $1.71
                                            =======           =========


* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 114,631 shares that were cancelled during 2003, as no options will be granted in the future pursuant to these assumed plans. No options granted subject to these plans were canceled in 2004.

The following table sets forth a comparison, as of March 31, 2004, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on March 31, 2004 ("In-the-money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-money" options):

                                      Exercisable                    Unexercisable                  Total
                               -------------------------     -------------------------      ------------------------
                                                Weighted                    Weighted                     Weighted
                                                 Average                     Average                     Average
                                Number of       Exercise        Number of   Exercise      Number of     Exercise
                                  Shares          Price          Shares      Price          Shares        Price
                                  ------          -----          ------      -----          ------        -----
In-the-money ............        1,395,254     $   0.16          733,512     $   0.51     2,128,766     $   0.28
Out-of-the-money (1) ....        1,907,810     $   3.39        2,328,213     $   1.66     4,236,223     $   2.44
                                 ---------     --------        ---------     --------     ---------      --------
Total options outstanding        3,303,064     $   2.02        3,061,925      $   1.38     6,364,989    $   1.71
                                 =========     ========        =========      ========     =========    ========

(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $1.06 as of March 31, 2004, as reported by the NASDAQ National Market.

Executive Options

     The following table sets forth information regarding stock options granted in 2004 to our Named Executive Officers each under our 1999 Plan. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten (10) years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                                                   Individual Grants
                          -----------------------------------------------------------------
                              Number of                                                        Potential Realizable Value
                              Securities     Percentage of Total   Exercise                   at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per     Expiration    Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)            Date            Option Terms
----                          ---------          -----------        ------            ----            ------------
                                                                                                     5%             10%
                                                                                                     --             ---
Robert M. Russell, Jr.            -                    -              N/A             N/A             N/A           N/A
Dale E. Calder                    -                    -              N/A             N/A             N/A           N/A

Thomas J. Fogarty           120,000               14.56%           $ 1.17       3/23/2014         $99,732      $260,178
John C. Roberts                   -                    -              N/A             N/A             N/A           N/A

     *Based on a total of 824,000 shares subject to options granted to employees under our option plans during 2004.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the quarter ended March 31, 2004, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of March 31, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of March 31, 2004 of our common stock.


                            Number of
                             Shares
Named Executive            Acquired on      Value        Number of Securities Underlying               Values of Unexercised
 Officer                    Exercise      Realized            Unexercised Options                       In-the-Money Options*
-------------------         --------      --------       -----------------------------------        -------------------------------
                                                             Exercisable       Unexercisable        Exercisable        Unexercisable
                                                             -----------       -------------        -----------        -------------
 Robert M. Russell              -            $ -                586,829            294,171             $316,924            $ 93,626
 Dale E. Calder                 -             -                 526,562             48,438              331,734              30,516
 Thomas J. Fogarty              -             -                 356,351            193,649              252,984              30,516
 John C. Roberts                -             -                  33,332             81,668               14,962               8,138

     * Option values based on stock price of $1.06 on March 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of March 31, 2004:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights    Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                         ---------------------   --------------------   ------------------------------
Equity Compensation Plan Approved by
Shareholders (A) (B)                                6,364,989        $ 1.71                    748,048
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

     (B) The number of shares reserved for issuance under our 1999 Stock Incentive Plan is automatically increased on January 1 of each year by an amount equal to 3% of the shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,000,000 shares. On January 1, 2004, 969,282 additional shares were reserved for issuance.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1k to the consolidated financial statements included at Part I, Item 1 herein.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Our business and industry are subject to a number of risks. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a loss before income taxes of approximately $2.6 million for the quarter ended March 31, 2004. To date, we have not achieved operating profitability on an annual basis. We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

WE RECEIVED A LETTER FROM NASDAQ STATING THAT WE ARE NOT IN COMPLIANCE WITH THE MINIMUM EQUITY REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

Our common stock is currently listed on the Nasdaq National Market, or NASDAQ. We must satisfy a number of requirements to maintain our listing on the NASDAQ. We were notified by NASDAQ that our common stock was scheduled for delisting at the opening of business on May 12, 2004 as a result of falling below the minimum stockholders' equity requirement for continued listing on the NASDAQ. On May 10, 2004, we appealed the delisting to the Listing Qualifications Panel (the Panel). As a result of our appeal, the delisting has been postponed pending the Panel's decision. Despite the postponement of the delisting, we cannot assure you that our appeal will be successful. We may not be able to satisfy the minimum listing requirements on a going forward basis.

If our common stock is delisted from the NASDAQ, the trading market for such securities could be disrupted, which could make it difficult for investors to trade in our common stock. If our common stock is delisted from the NASDAQ, we will likely apply for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange for which we could qualify. This may have a negative impact on the liquidity and/or price of our common stock. We cannot guarantee, however, that if we apply for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange, we would be eligible initially for such listing or, that if we do become listed, that we would be able to maintain eligibility.

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

We conduct business in a number of different countries. We sell products in several countries outside the United States, including France, Germany, the Netherlands, Japan, the United Kingdom, Israel and other countries in Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For the quarter ended March 31, 2004, we derived approximately 63% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE HAVE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of March 31, 2004, the remaining $0.4 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of March 31, 2004, $0.4 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

As of March 31, 2004, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.0 million shares, or approximately 12%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

OUR BUSINESS IS SUBJECT TO CHANGES IN FINANCIAL ACCOUNTING STANDARDS, WHICH MAY AFFECT OUR REPORTED REVENUE, OR THE WAY WE CONDUCT BUSINESS.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission, or SEC, and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets periodically to review various issues arising under the existing software revenue recognition rules, and interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) were effective as of March 31, 2004. There were no changes in our internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               AXEDA SYSTEMS INC.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including us. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. We believe the terms of the settlement will not have a material impact on our results of operations, liquidity, and financial condition. We were notified in March 2004 that plaintiffs' counsel intends to submit the settlement agreement to the presiding Judge for preliminary approval on June 3, 2004. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15 million for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend their complaint on February 19, 2004 which, if granted, would withdraw their fraud complaint and modify their breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. On March 30, 2004, IPM's motion to amend their complaint was granted. On April 13, 2004, Axeda filed a supplement to its motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004. The summary judgment is scheduled to be heard on May 18, 2004. We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We plan to vigorously defend the litigation, however, failure to successfully defend this action could substantially harm our results of operations, liquidity and financial condition.

From time to time, we have received notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Factors That May Affect Future Results - Risk Factors - We have received notices of claims related to our PC products (or digital media products) regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages." We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

     (b)  The following reports were filed on Form 8-K during this period:

          On February 3, 2004 the Company filed a Current Report on Form 8-K relating to its February 3, 2004 press release announcing its financial results for the fourth quarter and year ended December 31, 2003. Under the Form 8-K, the Company furnished, (not filed) pursuant to Item 12, the press release entitled "Axeda Systems Inc. Reports Fourth Quarter and Year-End Financial Results."

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2004
Axeda Systems Inc.


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

Exhibit Number      Exhibit Title
--------------      -------------
    31.1            Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.
    31.2            Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.
    32.1            Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.