Form 10-Q
period 2004-06-30
AXEDA SYSTEMS INC
filed 2004-08-16
CIK 1052593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period Ended June 30, 2004

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ______________

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

                           ---------------------------

              On August 13, 2004, 32,515,227 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                               Page
Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003             2

                 Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003       3
                 (unaudited)

                 Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003
                 (unaudited)                                                                                   4

                 Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003         5
                 (unaudited)

                 Notes to the Consolidated Financial Statements                                                6


Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         15

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    34

Item 4           Controls and Procedures                                                                       34

Part II          Other Information

Item 1            Legal Proceedings                                                                            35

Item 2            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities             36

Item 3            Defaults Upon Senior Securities                                                              37

Item 4            Submission of Matters to a Vote of Security Holders                                          37

Item 5            Other Information                                                                            37

Item 6            Exhibits and Reports on Form 8-K                                                             39

                 Signatures                                                                                    40

                 Exhibit Index                                                                                 41

                 Exhibit 10.1
                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                           June 30,        December 31,
                                                                                            2004              2003
                                                                                            ----              ----
                                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $   4,001         $   9,617
   Accounts receivable, net                                                                   2,901             3,200
   Prepaid expenses                                                                             249               307
   Other current assets                                                                         114               121
                                                                                                ---               ---
     Total current assets                                                                     7,265            13,245

   Furniture and equipment, net                                                               1,779             2,229
   Goodwill                                                                                   3,640             3,640
   Identified intangible assets, net                                                          1,186             1,423
   Other assets                                                                                 338               349
                                                                                                ---               ---
     Total assets                                                                         $  14,208         $  20,886
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                                         $   300           $   417
   Accounts payable                                                                           1,334             1,253
   Accrued expenses                                                                           4,060             4,866
   Income taxes payable                                                                         635               733
   Deferred revenue                                                                           1,401             1,422
                                                                                              -----             -----
     Total current liabilities                                                                7,730             8,691

Non-current liabilities:
   Other non-current liabilities                                                                850               862
   Financing-related liability                                                                1,824             2,608
                                                                                              -----             -----
     Total liabilities                                                                       10,404            12,161
                                                                                             ------            ------

Commitments and contingencies (note 6)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized in 2004 and 2003,
     none issued or outstanding                                                                   -                 -
   Common stock, $0.001 par value; 50,000,000 shares authorized; 33,077,237 shares
     issued in 2004 and 32,913,211 shares issued in 2003                                         33                33
   Additional paid-in capital                                                               146,657           146,644
   Deferred stock compensation                                                                (161)             (310)
   Accumulated deficit                                                                    (141,551)         (136,488)
   Accumulated other comprehensive income                                                       206               226
   Treasury stock at cost, 603,800 shares in 2004 and 2003                                  (1,380)           (1,380)
                                                                                            -------           -------
     Total stockholders' equity                                                               3,804             8,725
                                                                                              -----             -----
     Total liabilities and stockholders' equity                                            $ 14,208          $ 20,886
                                                                                           ========          ========
                   See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                                       2004                 2003
                                                                       ----                 ----
Revenues:
  License                                                               $1,577             $ 2,158
  Services and maintenance                                               1,252                 570
  Hardware                                                                  66                  46
                                                                            --                  --

    Total revenues                                                       2,895               2,774
                                                                         -----               -----

Cost of revenues:
  License                                                                  236                 314
  Services and maintenance                                                 850               1,025
  Hardware                                                                   -                   1
  Software amortization                                                    112                 159
                                                                           ---                 ---

    Total cost of revenues                                               1,198               1,499
                                                                         -----               -----

    Gross profit                                                         1,697               1,275
                                                                         -----               -----

Research and development (R&D)
  Non-cash compensation                                                      2                  28
  Other R&D expense                                                      1,031               1,407
Sales and marketing (S&M)
  Non-cash compensation                                                    (2)                   6
  Other S&M expense                                                      1,846               2,276
General and administrative (G&A)
  Non-cash compensation                                                     29                 170
  Other G&A expense                                                      1,087               1,956
  Depreciation and amortization                                            255                 262
                                                                           ---                 ---

    Total operating expenses                                             4,248               6,105
                                                                         -----               -----

    Operating loss                                                     (2,551)             (4,830)

Gain on disposal of assets                                                 110                   -
Interest income (expense), net                                            (18)                  22
Other income (expense), net                                                 45                   -
                                                                            --                   -

Loss before provision for income taxes                                 (2,414)             (4,808)

     Provision for income taxes                                             10                  45
                                                                            --                  --
Net loss                                                             $ (2,424)           $ (4,853)
                                                                     =========           =========
Basic and diluted net loss per weighted average common share
  outstanding                                                         $ (0.07)            $ (0.18)
                                                                      ========            ========
Weighted average number of common shares outstanding used in
  calculation of basic and diluted net loss per common share        32,471,541          27,245,700
                                                                    ==========          ==========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                       2004                 2003
                                                                        ----                 ----
Revenues:
  License                                                              $3,911             $ 4,475
  Services and maintenance                                              2,433               1,533
  Hardware                                                                 86                 183
                                                                           --                 ---

    Total revenues                                                      6,430               6,191
                                                                        -----               -----

Cost of revenues:
  License                                                                 430                 825
  Services and maintenance                                              1,973               2,037

  Hardware                                                                  -                   1
  Software amortization                                                   224                 316
                                                                          ---                 ---

    Total cost of revenues                                              2,627               3,179
                                                                        -----               -----

    Gross profit                                                        3,803               3,012
                                                                        -----               -----

Research and development (R&D)
  Non-cash compensation                                                     2                  56
  Other R&D expense                                                     2,122               3,121
Sales and marketing (S&M)
  Non-cash compensation                                                    43                  17
  Other S&M expense                                                     3,972               4,781
General and administrative (G&A)
  Non-cash compensation                                                    59                 273
  Other G&A expense                                                     2,985               4,517
  Depreciation and amortization                                           518                 570
                                                                          ---                 ---

    Total operating expenses                                            9,701              13,335
                                                                        -----              ------

    Operating loss                                                    (5,898)            (10,323)

Gain on disposal of assets                                                110                 743
Interest income (expense), net                                           (30)                  53
Other income (expense), net                                               785                (18)
                                                                          ---                ----

Loss before provision for income taxes                                (5,033)             (9,545)

     Provision for income taxes                                            30                  95
                                                                           --                  --
Net loss                                                            $ (5,063)           $ (9,640)
                                                                    =========           =========
Basic and diluted net loss per weighted average common share
  outstanding                                                        $ (0.16)            $ (0.35)
                                                                     ========            ========
Weighted average number of common shares outstanding used in
  calculation of basic and diluted net loss per common share       32,442,390          27,212,652
                                                                   ==========          ==========


See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                        2004             2003
                                                                                        ----             ----

Cash flows from operating activities:
 Net loss                                                                                 $ (5,063)        $ (9,640)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                 742              886
  Gain on disposals of assets                                                                 (110)            (729)
  Unrealized gain on financing-related liability                                              (784)                -
  Non-cash compensation and other expenses                                                      104              346
  Provision for doubtful accounts                                                                 7             (16)

Changes in items affecting operations:
  Accounts receivable                                                                           292              222
  Prepaid expenses and other current assets                                                      65              265
  Goodwill, intangible assets and other assets                                                   11               19
  Accounts payable                                                                               81            (876)
  Accrued expenses                                                                            (677)          (1,803)
  Income taxes payable                                                                         (98)              102
  Deferred revenue                                                                             (21)            (179)
                                                                                               ----            -----
    Net cash used in operating activities                                                   (5,451)         (11,403)
                                                                                            -------         --------

Cash flows from investing activities:
  Capital expenditures                                                                         (82)            (101)
                                                                                               ----            -----
    Net cash used in investing activities                                                      (82)            (101)
                                                                                               ----            -----

Cash flows from financing activities:
  Net repayment under bank line of credit                                                     (117)              367
  Repayments of long-term debt and other non-current liabilities                                  -            (175)
   Net proceeds from exercise of stock options                                                   27                1
                                                                                                 --                -
    Net cash provided by (used in) financing activities                                        (90)              193
                                                                                               ----              ---

Effect of exchange rate changes on cash and cash equivalents                                      7                6
                                                                                                  -                -

Net decrease in cash and cash equivalents                                                   (5,616)         (11,305)
Cash and cash equivalents:
  Beginning of period                                                                         9,617           19,065
                                                                                              -----           ------
  End of period, including restricted cash of $100 in 2003                                   $4,001           $7,760
                                                                                             ======           ======

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information with respect to June 30, 2004 and 2003 is unaudited)

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

We have sustained significant net losses and negative cash flows from operations since our inception. For the six months ended June 30, 2004 and 2003, our net losses were $5,063 and $9,640, respectively, and negative cash flows from operations were $5,451 and $11,403, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term.

Based upon our current cash resources and revised financial projections for the remainder of the year, we currently anticipate that our available funds and cash flows from operations should be sufficient to meet our cash needs through December 31, 2004. As such, we will require additional financing to fund our operations through December 2005. We intend to obtain sufficient financing to fund our operations, along with cash flows from operations, so that this planned financing combined with additional restructuring efforts will allow us sufficient cash resources to meet our cash needs through at least December 2005. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We cannot assure you that the additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Effective at the opening of business on August 5, 2004, listing of our common stock was transferred to The Nasdaq SmallCap Market from The Nasdaq National Market, and continues to trade under the symbol XEDA. The transfer follows the decision of a Nasdaq Listing Qualifications Panel, received on August 3, 2004, which was based primarily on our stockholders' equity being below the minimum $10,000 shareholders' equity requirement for continued listing on The Nasdaq National Market.


b)       Basis of Presentation

The interim consolidated financial statements of Axeda for the three and six months ended June 30, 2004 and 2003 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial position of Axeda at June 30, 2004, the results of our operations for the three and six months ended June 30, 2004 and 2003 and our cash flows for the six months ended June 30, 2004 and 2003. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2003. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2004.

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

We recognize revenue for certain arrangements where products and certain services are bundled in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. In applying the concepts of EITF 00-21, we must determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with our policies for product and services revenue recognition. The application of EITF 00-21 includes judgments whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

f)       Financial Instruments

Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value. The financing-related liability financial instrument is recorded at fair value (note 5).

g)       Computation of Earnings Per Share

We compute earnings per share, or EPS, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Computation of Earnings Per Share," or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.


The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

i) Three Months Ended June 30, 2004

Options to purchase 5,854,011shares of common stock with a weighted-average exercise price of $1.43 were outstanding during the three months ended June 30, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,276,450 options that are vested, with a weighted average exercise price of $1.48, of which 1,557,222 are vested and in the money, with a weighted average exercise price of $0.20. The options have various expiration dates during the next ten years.

Warrants to purchase 2,683,736 shares of common stock with a weighted-average exercise price of $1.97 were vested and outstanding during the three months ended June 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 8,927 warrants that are vested and in the money, with a weighted average exercise price of $1.03. The warrants have various expiration dates during the next five years.

ii) Six Months Ended June 30, 2004

Options to purchase 5,854,011 shares of common stock with a weighted-average exercise price of $1.43 were outstanding during the six months ended June 30, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,276,450 options that are vested, with a weighted average exercise price of $1.48, of which 1,557,222 are vested and in the money, with a weighted average exercise price of $0.20. The options have various expiration dates during the next ten years.

Warrants to purchase 2,701,100 shares of common stock with a weighted-average exercise price of $1.97 were vested and outstanding during the six months ended June 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 14,135 warrants that are vested and in the money, with a weighted average exercise price of $1.03. The warrants have various expiration dates during the next five years.


iii) Three Months Ended June 30, 2003

Options to purchase 4,914,669 shares of common stock with a weighted-average exercise price of $1.77 were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,503,245 options that are vested, with a weighted average exercise price of $2.33, of which 848,327 are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next ten years.

Warrants to purchase 567,060 shares of common stock with a weighted-average exercise price of $2.70 were vested and outstanding during the three months ended June 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 343,919 warrants that are vested and in the money, with a weighted average exercise price of $0.33. The warrants have various expiration dates during the next five years.

iv) Six Months Ended June 30, 2003

Options to purchase 4,914,669 shares of common stock with a weighted-average exercise price of $1.77 were outstanding during the six months ended June 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,503,245 options that are vested, with a weighted average exercise price of $2.33, of which 848,327 are vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next ten years.

Warrants to purchase 565,625 shares of common stock with a weighted-average exercise price of $2.70 were vested and outstanding during the six months ended June 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 287,967 warrants that are vested and in the money, with a weighted average exercise price of $0.24. The warrants have various expiration dates during the next five years.

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

At June 30, 2004 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:


                                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                                   ---------------------------   --------------------------
                                                                       2004          2003          2004          2003
                                                                     --------      --------      --------      --------
Net loss, as reported ..........................................     $ (2,424)     $ (4,853)     $ (5,063)     $ (9,640)
Add:  Stock-based employee compensation
included in reported net loss, net of
related tax effects ............................................           29           204           104           346
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards ..............................         (447)         (808)         (883)       (1,312)
                                                                     --------      --------      --------      --------
Pro forma net loss .............................................     $ (2,842)     $ (5,457)     $ (5,842)     $(10,606)
                                                                     ========      ========      ========      ========
Net  loss  per  common  share basic and diluted:
     As reported ...............................................     $  (0.07)     $  (0.18)     $  (0.16)     $  (0.35)
                                                                     ========      ========      ========      ========
     Pro forma .................................................     $  (0.09)     $  (0.20)     $  (0.18)     $  (0.39)
                                                                     ========      ========      ========      ========

We used the following assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:
                                             June 30,
                                   --------------------------------------
                                          2004                      2003
                                          ----                      ----
  Dividend yield                                0%                      0%
  Expected volatility                   92% - 192%               0% - 192%
  Average expected option life             4 years                 4 years
  Risk-free interest rate            1.02% - 5.71%           1.02% - 5.73%


For the six months ended June 30, 2004, we granted 840,000 stock options to employees, including 120,000 to our chief financial officer, with an exercise price per share equal to the fair market value of our common stock on the date of grant and ranging from $1.06 to $1.28.

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

j)       Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates in these financial statements include the recoverability of goodwill and intangible assets and valuation allowances for accounts receivable and deferred tax assets. Actual results could differ from those estimates.

k)       Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued a proposed Statement, "Share Based Payment, an Amendment of FASB Statements No. 123 and 95," relating to the accounting for equity-based compensation. This statement proposes changes to GAAP that, if implemented, would require us to record a charge to compensation expense for stock option grants to employees. We currently account for stock options under SFAS 123 (note 1h). As permitted by SFAS 123, we have elected to use the intrinsic value method prescribed by APB 25 to measure compensation expense for stock-based awards granted to employees. Under APB 25 the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the measurement date, which is generally the grant date. The FASB's proposal would eliminate our ability, starting in 2005, to account for stock-based awards granted to employees using the intrinsic value method prescribed by APB 25, and would instead require that such awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair value at the grant date. Compensation expense would then be recognized over the service or vesting period. The FASB began its redeliberations of this statement in July 2004, and set a goal of completing its redeliberations and issuing a final statement in the second half of 2004. We cannot predict whether the proposed statement will be adopted, but if adopted it would have an adverse affect on our results of operations. On July 20, 2004 the U.S. House of Representatives approved a bill (H.R.3574) to replace the guidance that the FASB set forth in this exposure draft. The bill stipulates that the fair value of all options to purchase the stock of a company granted after December 31, 2004, to a named executive officer (defined as the CEO and the four other most highly compensated executive officers of the company) must be expensed, but only if both the company's annual revenue and market capitalization surpass $25,000. Voluntary expensing is permitted under the bill, which additionally requires improved employee stock option transparency and reporting disclosures.

In May 2002 the FASB added a project to its technical agenda to develop a comprehensive statement on revenue recognition. The FASB plans to issue an exposure draft of an amendment to FASB Concepts Statement 5, and a separate exposure draft of a general standard on revenue recognition in the fourth quarter of 2004.


2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

          Accounts receivable are net of provisions for doubtful accounts of $75 and $68 as of June 30, 2004 and December 31, 2003, respectively.

      Acquired Identified Intangible Assets

          Accumulated amortization at June 30, 2004 and December 31, 2003 was $974 and $737, respectively.

3)       Line of Credit

In May 2004 we renewed our loan and security agreement with Silicon Valley Bank, or the Bank, that provides us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). The Line also provides for a maximum of $1,000 in the form of letters of credit or other services from the Bank that reduces the amount of available borrowings under the Line. The Line matures in June 2005, bears interest at the prime rate plus 1% (5.25% at June 30, 2004), with a minimum rate of 5.25%, and is collateralized by substantially all of our assets. We are required to comply with a tangible net worth covenant, as defined in the loan and security agreement, and a minimum available cash (including amounts available but undrawn under the Line) covenant. At June 30, 2004, we were in compliance with our covenants and $452 was available, with $300 outstanding under the terms of the Line.

In connection with renewing the Line, we issued a warrant to the Bank to acquire 19,342 shares of our common stock at an exercise price of $1.03 per share and which expires in May 2009. The estimated fair value of the warrant of $16 was recorded as debt issuance costs, and is being amortized over the one-year term of the Line and included in interest expense.

At June 30, 2004 there were no letters of credit or other amounts for bank services outstanding under the Line.

4)       Accrued Expenses

Accrued expenses consist of the following:

                                                        June 30,   December 31,
                                                           2004       2003
                                                           ----       ----
Legal and professional fees ........................     $  488     $  558
Payroll and related costs ..........................      1,172      1,477
Royalties to Israeli government agencies ...........        875        759
Sales, excise and other taxes ......................        136        266
Severance ..........................................        184         88
Unutilized leased facilities .......................        537        547
Other ..............................................        668      1,171
                                                         ------     ------
                                                         $4,060     $4,866
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

EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," or EITF 00-19, addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreement if we fail to keep our registration statement effective is a potential net cash settlement pursuant to EITF 00-19. While we view this liquidated damages contingency as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 of $3,410 as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. Upon the earlier of the exercise of the warrants or the expiration of the period for which liquidated damages may be assessed against us, the fair value of the financing-related liability will be reclassified to additional paid-in capital.

The estimated fair value of the financing-related liability as of June 30, 2004 was $1,824. The change in fair value from December 31, 2003 to March 31, 2004 of $739, and from March 31, 2004 to June 30, 2004 of $45, totaling $784 for the six months ended June 30, 2004, was recorded as other income in the consolidated statements of operations.

The estimated fair value of the warrant, used to determine the estimated fair value of the financing-related liability, was calculated using the Black-Scholes model using the following assumptions:

                                          June 30, 2004      December 31, 2003
                                          ---------------    ------------------
Current market price/share ...............     $     1.07     $     1.36
Exercise price/share .....................     $     1.71     $     1.71
Dividend yield ...........................           0%             0%
Expected volatility ......................         109%           115%
Expected life ............................     4.23 years      4.73 years
Risk-free interest rate ..................           3.63%          3.13%

6)       Commitments and Contingencies

In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies in connection with the sale of the assets of our former Internet appliance, or IA, business. In connection with this settlement agreement, we reversed accruals of $743 initially recorded in March 2001 as part of the sale of the assets of our former IA business.

From  time  to time we are  involved  in  lawsuits,  claims,  investigations  or proceedings consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," we make a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that our cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

7)       Segment and Major Customer Information

We operate in a single industry segment, which is the development and licensing of our technology.

Three customers accounted for 16%, or $464, and 25%, or $1,588, of total revenues for the three and six months ended June 30, 2004. Three customers accounted for 30%, or $828, and 20%, or $1,228, of total revenues for the three and six months ended June 30, 2003, respectively.

We sell and license our technology to customers primarily in North America, Europe and Asia. Our North American operations generated 44% and 34%, respectively, of our revenues in 2004 and 2003, and our total revenues were derived from the following geographic regions (based on where the customer is located):

                                           Three Months Ended June 30,
                                           ---------------------------
Country/ Geographic Region                2004                      2003
--------------------------         -------------------    ---------------------
                                   Amount    % of Total    Amount     % of Total
North America:
     United States ............     $1,107         38%     $  944          34%
     Canada ...................       --         --            10        --
                                    ------     ------      ------      ------
          Total - North America      1,107         38         954          34
                                    ------     ------      ------      ------

Europe:
     Germany ..................        175          6         174           6
     France ...................        355         12         349          13
     Netherlands ..............        134          5         117           4
     Switzerland ..............        320         11         192           7
     United Kingdom ...........         63          2          52           2
     Other ....................        398         14         221           8
                                    ------     ------      ------      ------
          Total - Europe ......      1,445         50       1,105          40
                                    ------     ------      ------      ------

Asia-Pacific:
     Israel ...................        131          5          39           1
     Japan ....................        168          6         587          21
     Other ....................         12       --            74           3
                                    ------     ------      ------      ------
          Total - Asia-Pacific         311         11         700          25
                                    ------     ------      ------      ------

Other .........................         32          1          15           1
                                    ------     ------      ------      ------

         Total ................     $2,895       100%      $2,774        100%
                                     =====     ======      ======      ======

                                           Six Months Ended June 30,
                                           ---------------------------
Country/ Geographic Region                2004                      2003
--------------------------         -------------------    ---------------------
                                   Amount    % of Total    Amount     % of Total
North America:
     United States ............     $2,404         38%     $2,179          35%
     Canada ...................          9       --           260           4
                                    ------     ------      ------      ------
          Total - North America      2,413         38       2,439          39
                                    ------     ------      ------      ------

Europe:
     Germany ..................        296          5         307           5
     France ...................        744         12         752          12
     Netherlands ..............        356          6         230           4
     Switzerland ..............        616         10         405           7
     United Kingdom ...........        209          3          94           2
     Other ....................        748         12         506           8
                                    ------     ------      ------      ------
          Total - Europe ......      2,969         46       2,294          37
                                    ------     ------      ------      ------

Asia-Pacific:
     Israel ...................        149          2         179           3
     Japan ....................        794         12       1,127          18
     Other ....................         47          1          85           1
                                    ------     ------      ------      ------
          Total - Asia-Pacific         990         15       1,391          22
                                    ------     ------      ------      ------

Other .........................         58          1          67           1
                                    ------     ------      ------      ------

         Total ................     $6,430        100%      $6,191        100%
                                    ======      ======      ======      ======

8)       Segment Reporting

Segment information is presented in accordance with SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information." This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. DRM is our reportable segment.

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


                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                  2004       2003           2004       2003
                                ------     ------         ------     ------
Revenues:
  DRM .....................     $2,829     $2,728         $6,344     $5,759
  Other ...................         66         46             86        432
                                ------     ------         ------     ------
          Total ...........     $2,895     $2,774         $6,430     $6,191
                                ======     ======         ======     ======

Gross profit:
       DRM ................     $1,631     $1,230         $3,717     $2,830
       Other ..............         66         45             86        182
                                ------     ------         ------     ------
          Total ...........     $1,697     $1,275         $3,803     $3,012
                                ======     ======         ======     ======


9)       Consolidated Statements of Cash Flows

         Supplemental disclosure of cash flow information:
                                         Six Months Ended June 30,
                                           2004                2003
                                           ----                ----
Cash paid during the period for:
  Interest                                 $  3             $  22
                                            ====             =====
  Income taxes                               99                 -
                                             ==                ==



10)      Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ---------------------------         -------------------------
                                        2004               2003             2004              2003
                                        ----               ----             ----              ----
Net loss ...................          $(2,424)          $(4,853)          $(5,063)          $(9,640)
Foreign currency translation
adjustment .................              (20)               42                 7                 6
                                      -------           -------           -------           -------
Comprehensive loss .........          $(2,444)          $(4,811)          $(5,056)          $(9,634)
                                      =======           =======           =======           =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This  Quarterly  Report  on Form  10-Q,  including  the  following  Management's
Discussion And Analysis Of Financial Condition And Results Of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially and adversely from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Readers are referred to risks and uncertainties identified in this "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," under "Risk Factors" and elsewhere herein. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda," "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.


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

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with net proceeds of $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. Operating results and our liquidity position are discussed further, below.

We currently operate in three principal regions: the United States, Europe and Japan. Total revenues increased by $0.1 million in the second quarter of 2004 compared to the second quarter of 2003. Despite the continued difficult capital spending climate, our DRM revenues increased by $0.6 million in the first half of 2004 compared to the same period in 2003, due to increases in our service engagements. These net increases were driven by an accelerated acquisition of new customer accounts, as well as additional spending by our increasing base of existing customers. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will increase in 2004 due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

Despite the 10% growth in DRM revenues in the first half 2004 over the first half of 2003, revenues were adversely affected by delays in the purchasing decision of certain prospects and customers near the end of the quarter and competition in the DRM space. This slowdown in corporate spending has been observed industry-wide among CRM and ERP companies, and has been attributed to concerns about job growth in the future, uncertainty in the current geopolitical climate, and uncertainty about the outcome of the upcoming U.S. presidential election. The Company also formally launched its hosted DRM offering during the second quarter of 2004, and this resulted in our deferral of licensing revenue for these customers into future periods.

For the first half of 2004 our operating expenses decreased by $3.6 million, or 27%, compared to the same period for the prior year. We believe the cost reductions combined with an increase in revenues will be sufficient to allow us to meet our cash needs through December 31, 2004.

At June 30, 2004, our cash balance was $4.0 million compared with $9.6 million at year-end 2003. Operating results and our liquidity position are discussed further below.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:


                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                             Three Months Ended June 30,               Six Months Ended June 30,
                                    ------------------------------------------  ------------------------------------------
                                            2004                   2003                 2004                2003
                                    --------------------  -------------------   --------------------  ----------------------
                                              Percent of           Percent of             Percent of             Percent of
                                      Amount   Revenues   Amount    Revenues      Amount   Revenues    Amount     Revenues
                                      ------   --------   ------   --------       ------   --------    ------     --------
Revenues:
   License .......................   $  1,577     54.5%  $  2,158     77.8%     $  3,911      60.8%    $  4,475     72.3%
   Services and maintenance ......      1,252     43.2        570     20.5         2,433      37.8        1,533     24.8
   Hardware ......................         66      2.3         46      1.7            86       1.3          183      2.9
                                     --------    -----     --------    -----     --------    ------    --------    -----
     Total revenues ..............      2,895    100.0      2,774      100.0       6,430     100.0        6,191    100.0
                                     --------    -----     --------    -----     --------    ------    --------    -----
Cost of revenues:
   License .......................        236      8.1        314       11.3         430       6.7          825     13.3
   Services and maintenance ......        850     29.4      1,025       37.0       1,973      30.7        2,037     32.9
   Hardware ......................       --       --            1        --         --         --             1      --
   Software amortization .........        112      3.9        159        5.7         224       3.5          316      5.1
                                     --------    -----     --------    -----     --------    ------    --------     -----
     Total cost of revenues ......      1,198     41.4      1,499       54.0       2,627      40.9        3,179     51.3
                                     --------    -----     --------    -----     --------    ------    --------     -----

   Gross profit ..................      1,697     58.6      1,275       46.0       3,803      59.1        3,012     48.7
                                     --------    -----     --------    -----     --------    ------    --------     -----

Research and development(R&D)
    Non-cash compensation ........          2      0.1         28        1.0           2       0.1           56      0.9
    Other R&D expense ............      1,031     35.6      1,407       50.7       2,122      33.0        3,121     50.4
Sales and marketing (S&M)
    Non-cash compensation ........         (2)    (0.1)         6        0.2          43       0.7           17      0.3
    Other S&M expense ............      1,846     63.8      2,276       82.1       3,972      61.8        4,781     77.2
General and administrative (G&A)
    Non-cash compensation ........         29      1.0        170        6.1          59       0.9          273      4.4
    Other G&A expense ............      1,087     37.6      1,956       70.5       2,985      46.4        4,517     73.0
Depreciation and amortization ....        255      8.8        262        9.5         518       8.0          570      9.2
                                     --------    -----     --------    -----     --------    ------    --------    -----
   Total operating expenses ......      4,248    146.8      6,105      220.1       9,701     150.9       13,335    215.4
                                     --------    -----     --------    -----     --------    ------    --------    -----

   Operating loss ................     (2,551)   (88.2)    (4,830)    (174.1)     (5,898)    (91.7)     (10,323)  (166.7)

Gain on disposal of assets .......        110      3.8       --       --             110       1.7          743      12.0
Interest income (expense), net and
other income (expense), net ......         27      1.0         22        0.8         755      11.7           35       0.5
                                     --------    -----     --------    -----     --------    ------    --------    -----
   Loss before income tax ........     (2,414)   (83.4)    (4,808)    (173.3)     (5,033)    (78.3)      (9,545)   (154.2)
Provision for income taxes .......         10      0.3         45        1.6          30       0.5           95       1.5
                                     --------    -----     --------    -----     --------    ------    --------    -----
   Net loss ......................   $ (2,424)   (83.7)%  $ (4,853)   (174.9)%     (5,063)   (78.8)%   $(9,640)    (155.7)%
                                     ========    =====     ========    =====      ========   ======    ========    =====

Results of Operations

REVENUES. Overall revenues increased by $0.1 million or 4% and $0.2 million or 4%, to $2.9 million and $6.4 million, during the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Sales of our DRM solutions increased $0.1 million or 4% and $0.6 million or 10%, while hardware sales were relatively flat and decreased $0.1 million during the three and six months ended June 30, 2004, respectively.

License revenues for the three and six months ended June 30, 2004 decreased by approximately $0.6 million in each period, compared to the same periods in 2003. The decrease in license revenues for the three months and six months ended June 30, 2004 was due to reduced sales from our Japanese and U.S. subsidiaries of $0.5 million and $0.1 million respectively, compared to the same periods in 2003. For the balance of 2004 we expect DRM license revenues to increase compared to 2003 as our DRM software solutions are more widely adopted.

Decreased sales of fully-reserved, outdated components of our former Internet appliance, or IA, business resulted in a decline in hardware revenues of $0.1 million to $0.1 million for the six months ended June 30, 2004, from $0.2 million for the six months ended June 30, 2003. In 2004, we expect hardware revenues and related gross profit to be minimal due to the decreasing quantities available and the uncertainty of any future sales.

Services and maintenance revenues increased $0.7 million and $0.9 million, or 120% and 59%, for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases over the three and six-month periods, in comparison to the same periods in 2003, are due to a significant increase in demand for professional services in connection with existing DRM installations, as well as additional maintenance plans sold with new DRM systems. We anticipate services and maintenance revenues will vary, as work in this area is subject to our customers' requirement and approval process.

Historically, the majority of our revenues have been derived from a small number of customers. However, since entering the enterprise software market, our revenues are becoming less concentrated. For the three and six month periods ended June 30, 2004, our top three customers accounted for $0.5 million, or 16%, and $1.6 million or 25% of our total revenues, respectively. For the three and six month periods ended June 30, 2003, our top three customers accounted for $0.8 million, or 29%, and $1.2 million, or 20%, of our total revenues, respectively. In the future, we expect our revenues to be less concentrated as sales of our software and services span a wider customer base. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time. Finally, the introduction of our hosted offering is also expected to reduce revenue concentration in the future.

We sell our DRM system solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation, and office automation industries. In the quarter ended June 30, 2004, customers based in North America accounted for 38% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

COST OF REVENUES. Cost of revenues decreased by $0.3 million and $0.6 million, or 20% and 17%, respectively, to $1.2 million and $2.6 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.

Cost of revenues for license fees for the three and six months ended June 30, 2004 decreased by approximately $0.1 million and $0.4 million, respectively, compared to the same periods in 2003. While the $0.1 million decrease in cost of license revenues for the quarter ended June 30, 2004 is due to reduced production costs in our overseas locations, the $0.4 million decrease for the six months ended June 30, 2004, is due to decreased license fees associated with our discontinued PC products of $0.2 million, and a decrease in DRM costs of $0.2 million, resulting from the closure of our Israeli operations during the first quarter of 2003 and decreased product and packaging costs, as a result of our ongoing cost management initiatives. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for services and maintenance decreased by $0.2 million and $0.1 million for the three and six months ending June 30, 2004, respectively, compared to the same periods in 2003. The $0.2 million decrease in cost of services and maintenance for the three months ended June 30, 2004 is due to a $0.1 million decrease in travel expense and a $0.1 million decrease in severance expense compared to the prior year. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to decline, to reflect cost savings from our restructuring activities, but may vary as our services revenues change.

Software amortization of our developed and core technologies for the three and six months ending June 30, 2004 decreased less than $0.1 million and $0.1 million, respectively, compared to the same periods in 2003, due to the full amortization of certain identified intangibles. Non-cash amortization of acquired technology will represent approximately $0.5 million of our cost of revenues for the year ending December 31, 2004.

GROSS PROFIT. Gross profit increased $0.4 million and $0.8 million, or 33% and 26%, to $1.7 million and $3.8 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in gross profit is attributable to an increase in services and maintenance revenues due to increased capacity utilization, the closure of our Israeli operations and reduced software amortization expense.

For the three and six month periods ended June 30, 2004 and 2003, substantially all of our revenues were derived from licenses and services and maintenance. As a percentage of total revenues, gross profit margin increased from 46% to 59% for the quarters ended June 30, 2003 and June 30, 2004, respectively and 49% to 59% for the six months ended June 30, 2003 and June 30, 2004, respectively. The overall improvement in gross profit margin is directly due to our services and maintenance operations, which experienced positive margins for the six months ended June 30, 2004 versus negative margins in 2003. These improvements were accomplished by significantly increasing the number of billable consulting engagements, while simultaneously decreasing the cost of operations through better capacity utilization.

OTHER RESEARCH AND DEVELOPMENT ("R&D") EXPENSE. Other R&D expense consists of staff, staff-related, professional and other development related support costs associated with the development of new products, quality assurance and testing. R&D expenses decreased $0.4 million and $1.0 million, or 27% and 32%, to $1.0 million and $2.1 million for the three and six months ending June 30, 2004, respectively, compared to the same periods in 2003.

The decrease in other R&D expense during the quarter ended June 30, 2004 from the prior year was due to decreases in staff and staff related expense of $0.2 million, severance expense of $0.1 million and $0.1 million of other expense. The decrease in other R&D expense for the six months ended June 30, 2004 was due to decreases in staff and staff related expense of $0.5 million, lower expenses associated with the closure of our Israeli operations and severance totaling $0.3 million and $0.2 million of other expense. As a percentage of revenues, other R&D expenses decreased from 51% to 36%, and 50% to 33% for the three and six months ended June 30, 2004, compared to the same periods in 2003. We expect other R&D expense to decrease slightly in 2004 as we optimize our development teams to meet our current business requirements. Additionally, we expect other R&D expense to decrease as a percentage of revenues if and as our future revenues increase.

OTHER SALES AND MARKETING ("S&M") EXPENSE. Other S&M expense consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts, as well as technical support costs. Other S&M expense decreased approximately $0.4 million and $0.8 million, or 19% and 17%, to $1.8 million and $4.0 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.

Reduced severance, staff and staff related expense, and travel expense contributed $0.2 million, $0.1 million and $0.1 million to the decrease in other S&M expense during the quarter ended June 30, 2004 from the prior year. Reduced severance, staff and staff related expense, and travel expense contributed $0.2 million, $0.4 million and $0.2 million to the decrease in other S&M expense for the six months ended June 30, 2004 from the prior year. As a percentage of revenues, other S&M expense decreased from 82% to 64%, and 77% to 62%, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003. We expect other S&M expense to decrease slightly in 2004 as we optimize our S&M marketing teams to meet our current business requirements. Additionally, we expect other S&M expense as a percentage of revenues to decrease if and as our future revenues increase.

OTHER GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. Other G&A expense consists of staff, staff related, and support costs for our finance, human resources, legal and other management departments. Other G&A expenses decreased $0.9 million and $1.5 million, or 44% and 34%, to $1.1 million and $3.0 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. As a percentage of total revenues, other general and administrative expenses decreased from 71% to 38%, and 73% to 46% of total revenues for the three and six months ended June 30, 2004.

The $0.9 million decrease in other G&A expense for the quarter ended June 30, 2004 relates to the reversal of estimated patent and intellectual property accruals of $0.4 million no longer considered necessary, reduced severance expense of $0.2 million, reduced insurance expense of $0.1 million, and decreases in other expense of $0.2 million from the prior year. The $1.5 million decrease in other G&A expense for the six months ended June 30, 2004 relates to the reversal of estimated patent and intellectual property accruals of $0.4 million no longer considered necessary and reduced severance expense of $0.4 million. In addition, we reduced staff and related compensation expense by $0.2 million, reduced insurance expense by $0.2 million and reduced other and professional fees totaling $0.3 million as part of our ongoing cost management initiatives. We expect other G&A expense to decrease in 2004 as we optimize our general and administrative teams to meet our current business requirements. Additionally, we expect other G&A expense to decrease as a percentage of revenues if and as our future revenues increase.


NON-CASH COMPENSATION G&A EXPENSE. Non-cash G&A expense consists of amortization of compensation related to stock options. Non-cash G&A expense decreased $0.1 million and $0.2 million for the quarter and six months ended June 30, 2004, respectively, from $0.2 million and $0.3 million for the quarter and six months ended June 30, 2003, respectively. The decrease is attributable to certain deferred compensation having become fully amortized as a result of the related stock option awards having fully vested.

DEPRECIATION AND AMORTIZATION. We recorded depreciation and amortization of $0.3 million the three months ended June 30, 2004 and June 30, 2003, respectively, and depreciation and amortization of $0.5 million and $0.6 million for the six months ended June 30, 2004 and June 30, 2003.

GAIN ON DISPOSAL OF ASSETS. During the quarter ended June 30, 2004 we determined that a $0.1 million accrual recorded in connection with the sale of the assets of our former consumer electronics business in March 2001 was no longer considered necessary and thus was reversed. We signed a confidential settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale. No corresponding gains were recorded for the six months ended June 30, 2004.

OTHER INCOME (EXPENSE), NET. We entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement with the SEC for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statement is updated and declared effective by the SEC. While we view the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 as a financing-related liability in the consolidated balance sheet in accordance with EITF Issue No. 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market non-cash gain for the three and six month periods ended June 30, 2004 was less than $0.1 million and $0.8 million, respectively. Due to the uncertainty surrounding the variables required by the valuation model for the financing-related liability and corresponding gain or loss adjustment, we cannot estimate the future income or expense resulting from the periodic valuations of the liability.

FOREIGN CURRENCY EFFECTS ON RESULTS OF OPERATIONS. Foreign currency movements for the three and six months ended June 30, 2004 increased revenues and expenses by $0.1 million and $0.4 million, respectively, from the prior year. Increases in revenues and expenses from foreign currency fluctuations are due to the weakness versus prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future changes in foreign currency rates, any strengthening of the U.S. dollar against the foreign currencies will have an unfavorable impact on our revenues in 2004, and an equal but opposite favorable impact on our expenses in 2004. We expect that changes in foreign currencies will not have a material effect on our net loss for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics and Internet Appliance businesses and the September 2003 PIPE financing. As of June 30, 2004, we had $4.0 million in cash and cash equivalents.

Net cash used in operating activities for the six months ended June 30, 2004 was $5.5 million, compared to $11.4 million for the six months ended June 30, 2003. Cash used in operating activities for the first six months of 2004 was primarily the result of our net loss of $5.1 million, and other changes in working capital of approximately $0.5 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by 46% by eliminating or not replacing 96 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and 2003, we recorded $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, terminate certain leases and consolidate our operations. We continue to evaluate our cost structure and in the third quarter, are taking additional measures to reduce expenses and anticipate recording $1.0 million to $1.5 million in restructuring charges to reduce staffing levels, terminate certain leases and further consolidate our operations.

Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $0.1 million, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2004, and consisted of principal payments reducing indebtedness. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2003, and was attributable to borrowings against our line of credit.

In June 2003 we executed a loan and security agreement with Silicon Valley Bank, that provided us with a line of credit, or the Line, in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). In May 2004 we renewed the Line under substantially the same terms as the prior agreement. As of June 30, 2004, we had $0.3 million in borrowings under the Line, which were repaid in July 2004. As of June 30, 2004, we were in compliance with all of our covenants under the Line.

In June 2004 we amended a Software License Agreement, or the Agreement, with a vendor who provide server and client software that is bundled with our DRM enterprise server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay an additional minimum, non-refundable prepaid license fee of $200,000, which is payable in installments. We paid $100,000 in July 2004, and are required to pay the remaining $100,000 on December 20, 2004.

As of June 30, 2004, we have $1.1 million of estimated accrued costs related to facilities leases that we no longer occupy. We have made significant efforts to terminate these leases, but if these leases cannot be terminated or if the facilities cannot be sublet, we may be required to make these payments over the respective lease terms.

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

Based upon our current cash resources and revised financial projections for the remainder of the year we currently anticipate that our available funds and cash flows from operations should be sufficient to meet our cash needs through December 31, 2004. As such, we will require additional financing to fund our operations through December 2005. We intend to obtain sufficient financing to fund our operations, along with cash flows from operations, so that this planned financing combined with additional restructuring efforts will allow us sufficient cash resources to meet our cash needs through at least December 2005. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We cannot assure you that the additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. See also "Factors That May Affect Future Results," below.

Employee and Director Stock Options


Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract, retain and provide performance incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from the 1999 Stock Incentive Plan, as amended, or the 1999 Plan. The 1999 Plan has three separate programs which include: the discretionary option grant program, under which employees may be granted options to purchase shares of common stock; the stock issuance program, under which eligible employees may be granted shares of common stock; and the automatic grant program, whereby eligible non-employee board members are granted options to purchase shares of common stock. To date, we have not issued any shares under the stock issuance program. In addition, our stock option program included the 1995 Stock Option Plan, or the 1995 Plan, from which we no longer grant options. During the quarter ended June 30, 2004, all of the remaining outstanding options under the 1995 Plan expired and were canceled in accordance with the design and procedures of the 1995 Plan. In connection with the eMation acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd. The plans listed above are collectively referred to in the following discussion as the "Plans." We consider our option programs critical to our operation and productivity; essentially all of our employees participate. Option vesting periods are generally one to four years and expire ten years from the grant date for the 1999 Plan.

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

Distribution and Dilutive Effect of Options

The table below provides information about stock options granted for the six months ended June 30, 2004 and the year ended December 31, 2003 to our Chief Executive Officer, Robert M. Russell Jr., and our three other executive officers, Dale E. Calder, Thomas J. Fogarty and John C. Roberts. This group is referred to as the "Named Executive Officers."

                                                                   Six Months Ended June    Year Ended December 31,
                                                                          30, 2004                  2003
                                                                          --------                  ----
Net grants during the period as % of outstanding shares .........            2.59%                 4.11%
Grants to Named Executive Officers during the period as % of
 total options granted ...........................................          14.29%                 11.66%
Grants to Named Executive Officers during the period as % of
 outstanding shares granted ......................................           0.37%                  0.48%
Cumulative options held by Named Executive Officers as % of total
 options outstanding .............................................          37.08%                 34.98%

General Option Information

         The following table sets forth the summary of activity under the Plans for the six months ended June 30, 2004 and the year ended December 31, 2003:


                                                        Number of Options Outstanding
                                                   --------------------------------------
                              Number of Shares     Number of Shares      Weighted Average
                                 Available for     Issuable on Exercise   Exercise Price
                                     Options          of Options           (per share)
                                    -------          ----------           -----------
December 31, 2002 ........           263,424          5,078,819             $   1.95
                                                     ==========                =====
Grants ...................        (1,329,000)         1,329,000                 1.47
Exercises ................              --              (85,645)                0.17
Cancellations* ...........           486,902           (601,533)                2.88
Additional shares reserved         1,100,000                N/A                 N/A
                                                     ----------                 -----
December 31, 2003 ........           521,326          5,720,641             $   1.76
                                                     ==========                =====
Grants ...................          (840,000)           840,000                 1.18
Exercises ................              --             (102,586)                0.26
Cancellations* ...........           571,230           (604,044)                4.38
Additional shares reserved           969,282                N/A                  N/A
                                                     ----------                 -----
June 30, 2004 ............         1,221,838          5,854,011             $   1.43
                                                     ==========                 =====

* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 114,631 shares and 32,814 shares that were cancelled during 2003 and the first six months of 2004, respectively, as no options will be granted in the future pursuant to these assumed plans.

The following table sets forth a comparison, as of June 30, 2004, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on June 30, 2004 ("In-the-money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-money" options):

                                            Exercisable                        Unexercisable                    Total
                                  ------------------------------     ---------------------------   ------------------------------

                                   Number of    Weighted Average     Number of  Weighted Average    Number of     Weighted Average
                                     Shares      Exercise Price       Shares    Exercise Price        Shares       Exercise Price
                                  ----------   ---------------      ----------  ----------------   -----------     --------------
In-the-money                      1,507,000          $ 0.17           595,936          $ 0.55       2,102,936           $ 0.28
Out-of-the-money (1)              1,769,450          $ 2.60         1,981,625          $ 1.62       3,751,075           $ 2.08
                                  ---------                         ---------                      ---------
Total options outstanding         3,276,450          $ 1.48         2,577,561          $ 1.38       5,854,011           $ 1.43
                                  =========                         =========                       =========

(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $1.07 as of June 30, 2004, as reported by the Nasdaq National Market.

Executive Options

The following table sets forth information regarding stock options granted in 2004 to our Named Executive Officers each under our 1999 Plan. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                                                   Individual Grants
                         ---------------------------------------------------------------------
                              Number of                                                          Potential Realizable Value
                              Securities     Percentage of Total   Exercise                      at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per      Expiration     Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)           Date                Option Terms
----                          ---------          -----------        ------           ----         ---------------------------
                                                                                                     5%            10%
                                                                                                  --------      ---------
Robert M. Russell Jr.                      -         -               N/A             N/A             N/A           N/A
Dale E. Calder                             -         -               N/A             N/A             N/A           N/A

Thomas J. Fogarty                    120,000       14.29%          $ 1.17       3/23/2014          $99,732       $260,178

*Based on a total of 840,000 shares subject to options granted to employees under our option plans during 2004.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the six months ended June 30, 2004, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of June 30, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of June 30, 2004 of our common stock.


                            Number of
                             Shares
Named Executive            Acquired on      Value        Number of Securities Underlying               Values of Unexercised
 Officer                    Exercise      Realized            Unexercised Options                       In-the-Money Options*
-------------------         --------      --------       -----------------------------------        -------------------------------
                                                             Exercisable       Unexercisable        Exercisable        Unexercisable
                                                             -----------       -------------        -----------        -------------

 Robert M. Russell              -            $ -                660,828            220,172             $356,149            $ 58,711
 Dale E. Calder                 -             -                 531,249             43,751              337,999              28,001
 Thomas J. Fogarty              -             -                 367,498            182,502              258,499              28,001

* Option values based on stock price of $1.07 on June 30, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of June 30, 2004:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   Compensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights    Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                                    ----------             ------               ------------
Equity Compensation Plan Approved by
 Shareholders (A) (B)                               5,854,011                 $ 1.43              1,221,838
                                                    ---------                 ======             =========

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE

We had a loss before income taxes of approximately $(5.1) million for the six months ended June 30, 2004. To date, we have not achieved operating profitability on an annual basis. We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

OUR COMMON STOCK RECENTLY BEGAN TRADING ON THE NASDAQ SMALLCAP MARKET AND WE MUST COMPLY WITH CERTAIN LISTING STANDARDS TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET; OUR SWITCH TO THE NASDAQ SMALLCAP MARKET COULD HAVE A NEGATIVE EFFECT ON THE TRADING PRICE AND LIQUIDITY OF OUR COMMON STOCK

On August 5, 2004 our common stock began trading on The Nasdaq SmallCap Market. Although Nasdaq has indicated that we currently meet the requirements for listing on The Nasdaq SmallCap Market (other than the $1.00 minimum bid price), there can be no assurance that we will be able to remain in compliance with all requirements for continued listing on The Nasdaq SmallCap Market, including the requirement that the minimum bid price of our common stock not be below $1.00 for 30 consecutive business days (followed by a grace period of up to one year to regain compliance if other core listing standards, other than minimum bid price, are met). In addition, the transfer of our common stock to The Nasdaq SmallCap Market could have a negative effect on the trading price or the liquidity of our common stock. If we were not able to maintain our listing on The Nasdaq SmallCap Market, we would likely apply for listing on the OTC Bulletin Board or another quotation system or exchange for which we could qualify. We cannot guarantee, however, that if we were unable to maintain our listing on The Nasdaq SmallCap Market, that we would be eligible for listing on the OTC Bulletin Board or another quotation system or exchange, or, that if we do become listed, that there would be no interruption in the trading of our common stock or that we would be able to maintain eligibility.

WE WILL REQUIRE ADDITIONAL FUNDING TO CONTINUE OUR OPERATIONS AS CURRENTLY PLANNED BEYOND DECEMBER 31, 2004 AND IT MAY BE DIFFICULT TO RAISE NEEDED CAPITAL IN THE FUTURE, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS

Based upon our current cash resources and our revised financial projections for the remainder of the year we currently anticipate that our available funds and cash flows from operations will be sufficient to meet our cash needs through December 31, 2004. Our capital requirements will depend on many factors, including but not limited to the following:

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

In order to continue our planned operations beyond approximately December 31, 2004, we will be required to seek additional funds through equity, equity-linked or debt financing, strategic alliances with corporate partners and others, or through other sources or strategic transactions. We intend to obtain sufficient financing to fund our operations, along with cash flows from operations, through December 2005. There can be no assurance that the financial sources described above will be available when needed or on terms commercially acceptable to us or at all. In addition, our common stock is now listed on The Nasdaq SmallCap Market and under certain Federal and state securities laws, equity financings we may enter into in the future may be subject to additional state securities laws and regulations which we were exempt from when we were listed on The Nasdaq National Market. Such additional laws and regulations could impede or restrict our ability to raise additional funds from equity financings. If adequate funds are not available when needed, we will likely be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected. If we issue additional stock to raise capital, your percentage ownership in us would be reduced.

OUR FUTURE SUCCESS DEPENDS UPON THE ACCEPTANCE OF OUR DRM SYSTEM SOLUTIONS

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


WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Competition in the market for DRM solutions is emerging and expected to grow stronger. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Also, due to our present financial condition, customers and current and potential partners may decide not to conduct business with us or may reduce or terminate the business they conduct with us. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could have a material adverse effect on our business.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL ADVANCES

The process of remotely extracting and managing information from intelligent devices will likely be characterized by rapid technological change, frequent new product introductions and emerging industry standards. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems will require us to adapt our products to remain competitive. Our products could become obsolete and unmarketable if we are unable to quickly adapt to new technologies or standards. To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes, evolving industry standards and other market changes and developments in a timely manner and on a cost-effective basis. Although we plan to continue to spend substantial amounts on research and development in the future, we cannot assure you that we will develop new products and product enhancements successfully or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies and other market changes and developments could have a material adverse effect on our business.

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

VARIATIONS IN THE LENGTH OF OUR SALES CYCLES COULD CAUSE OUR REVENUE TO FLUCTUATE WIDELY FROM PERIOD TO PERIOD

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

IT MAY BE DIFFICULT, TIME-CONSUMING AND EXPENSIVE FOR OUR CUSTOMERS TO INTEGRATE OUR DRM SOLUTIONS WITH THEIR PRODUCTS AND THEY MAY BE UNABLE TO DEPLOY THEIR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR DRM SOLUTIONS

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

WE HAVE UNDERTAKEN A NUMBER OF MEASURES TO REDUCE OUR OPERATING EXPENSES AND THESE AND OTHER EXPENSE REDUCTION MEASURES MAY HAVE NEGATIVE CONSEQUENCES

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash, including reducing our number of global offices by 50%, reduced staffing levels by 46%, eliminating or not replacing 96 employees, engaging partners to provide us with variable staffing capabilities to meet peak demand periods and by closely monitoring our infrastructure costs. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to have a negative effect on our business and operations. The extent and ramifications of these measures will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. We continue to evaluate our cost structure and in the third quarter of 2004, are taking additional measures to reduce expenses for the third quarter and beyond.

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

OUR BUSINESS MODEL DEPENDS UPON LICENSING OUR INTELLECTUAL PROPERTY, AND IF WE FAIL TO OR ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED

Our ability to compete depends substantially upon our internally developed technology. We have a program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. However, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. Our present financial condition may make it more difficult for us to fully enforce our intellectual property rights. If we are not successful in protecting our intellectual property, our business could be substantially harmed. We regard the protection of patentable inventions as important to our business. We currently have one United States Patent and eleven United States patent applications pending relating to our DRM business and ten patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

We rely on a combination of laws, such as patent, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions which we have taken:

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

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits, such as the complaint we filed on June 30, 2004 against one of our competitors for infringement of our recently issued patent entitled "Reporting the State of an Apparatus to a Remote Computer," are likely be expensive to resolve and may not be successful, and will require management's time and resources and, therefore, could harm our business.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND REDUCED SALES BECAUSE OF DEFECTS IN OUR PRODUCTS

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

     o increased service and warranty costs; and

     o litigation costs.

Although some of our licenses with customers contain provisions designed to limit our exposure to potential product liability claims these contractual limitations on liability may not be enforceable. In addition, our product liability insurance may not be adequate to cover our losses in the event of a product liability claim resulting from defects in our products and may not be available to us in the future.

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

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including Japan, France, Switzerland, Germany, the Netherlands, Germany and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France and Japan. For both the three and six months ended June 30, 2004, we derived approximately 62% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE HAVE RECEIVED IN ISRAEL

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of June 30, 2004, the remaining $0.4 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of June 30, 2004, $0.4 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION

As of June 30, 2004, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.1 million shares, or approximately 13%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the quarter ended June 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

SECURITIES CLASS ACTION
Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion and the discovery stay has been lifted. We will answer the consolidated and amended class action complaint in September 2004 and the case is now in discovery. No trial date has been set.

SECURITIES ALLOCATION CLASS ACTION
On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors (the "Individual Defendants"), and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and the Individual Defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The settlement agreement has not yet been executed. The agreement will be subject to approval by the court, which cannot be assured. A motion for preliminary approval by the court of the proposed settlement was filed on June 25, 2004. On July 14, 2004, the underwriter defendants filed a memorandum in Opposition to Plaintiffs' Motion for Preliminary Approval of Settlement with Defendant Issuers' and Individuals. Plaintiffs and issuer defendants filed replies on August 4, 2004.

If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. The Company cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. However, failure to successfully defend this action could harm our results of operations, liquidity and financial condition.

IPM
On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly-owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15 million for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend their complaint on February 19, 2004, which was granted, and which withdrew their fraud complaint and modified their breach of contract claim to specify that the defendants breached the contract by providing circuit boards, which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. On March 30, 2004, IPM's motion to amend their complaint was granted. On April 13, 2004, Axeda filed a supplement to its motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004 and our motion for summary judgment was heard on May 18, 2004.

On June 22, 2004, the court issued an order granting our motion for summary judgment and dismissing IPM's claims against us. IPM filed a Motion for Entry and Certification of Final Judgment on August 2, 2004 so as to permit an appeal of the summary judgment ruling before trial on Axeda's counterclaim. The motion is scheduled to be heard on September 7, 2004. A case settlement hearing on our counterclaim is also scheduled for September 2004.

QUESTRA
On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly(TM) method of communication over the Internet. Our U.S. patent (#6,757,714) is titled "Reporting The State Of An Apparatus To A Remote Computer." The patent protects one of our inventions relating to enabling remote "devices" -- machines, appliances, instruments, and computers -- to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in U.S Federal District Court in Massachusetts against Questra Corporation, one of our competitors, for infringement of this patent. We have one hundred and twenty days to serve the complaint from the date of filing.

OTHER
From time to time, we have received notices of claims of infringement of other parties' proprietary rights and other claims in the ordinary course of our business. See "Factors That May Affect Future Results - Risk Factors - We have received notices of claims related to our PC products (or digital media products) regarding the alleged infringement of third parties' intellectual property rights that may cause us to pay damages." We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


(c) Recent sales of unregistered securities
         On May 13, 2004, we issued a warrant to purchase 19,342 shares of our common stock to Silicon Valley Bank, with an exercise price of $1.03 and expiring in May 2009, in connection with the modification of the 2003 loan and security agreement with Silicon Valley Bank. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

  (b) Adoption of Procedures by which Stockholders may Recommend Nominees to Our Board of Directors

         Stockholder Nominees

         In August 2004, our Board of Directors formed a Nominating and Governance Committee and adopted procedures by which our stockholders may recommend nominees to our Board of Directors. The policy of the Nominating and Governance Committee is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below under "Identifying and Evaluating Nominees for Directors." In evaluating such nominations, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under "Director Qualifications."

         The Nominating and Governance Committee will consider suggestions of nominees from stockholders. Stockholders may recommend individuals for consideration by submitting the materials set forth below to the Company addressed to the Chairman of the Nominating and Governance Committee at the Company's address. To be timely, the written materials must be submitted within the time permitted for submission of a stockholder proposal for inclusion in the Company's proxy statement for the subject annual meeting.

         The written materials must include: (1) all information to relating the individual recommended that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (2) the name(s) and address(es) of the stockholders making the nomination and the amount of the Company's securities which are owned beneficially and of record by such Stockholder(s); (3) appropriate biographical information (including a business address and a telephone number) and a statement as to the individual's qualifications, with a focus on the criteria described below; (4) a representation that the stockholder of record is a holder of record of stock of the Company entitled to vote on the date of submission of such written materials and (5) any material interest of the stockholder in the nomination.

         Any stockholder nominations proposed for consideration by the Nominating and Governance Committee should be addressed to:

         Chairman of the Nominating and Corporate Governance Committee Axeda Systems Inc.
         21 Oxford Road
         Mansfield, MA 02048

         Director Qualifications

         The Nominating and Governance Committee has established the following minimum criteria for evaluating prospective board candidates:


     o Reputation for integrity, strong moral character and adherence to high ethical standards.

     o Holds or has held a generally recognized position of leadership in the community and/or chosen field of endeavor, and has demonstrated high levels of accomplishment.

     o Demonstrated business acumen and experience, and ability to exercise sound business judgments and common sense in matters that relate to the current and long-term objectives of the Company.

     o Ability to read and understand basic financial statements and other financial information pertaining to the Company.

     o Commitment to understand the Company and its business, industry and strategic objectives.

     o Commitment and ability to regularly attend and participate in meetings of the Board of Directors, Board Committees and stockholders, number of other company Boards on which the candidate serves and ability to generally fulfill all responsibilities as a director of the Company.

     o Willingness to represent and act in the interests of all stockholders of the Company rather than the interests of a particular group.

     o Good health, and ability to serve.

     o For prospective non-employee directors, independence under SEC and applicable stock exchange rules, and the absence of any conflict of interest (whether due to a business or personal relationship) or legal impediment to, or restriction on, the nominee serving as a director.

     o Willingness to accept the nomination to serve as a director of the Company.

         Other Factors for Potential Consideration

         The Nominating and Governance Committee will also consider the following factors in connection with its evaluation of each prospective nominee:

     o Whether the prospective nominee will foster a diversity of skills and experiences.

     o For potential Audit Committee members, whether the nominee possesses the requisite education, training and experience to qualify as "financially literate" or as an audit committee "financial expert" under applicable SEC and stock exchange rules.

     o For incumbent directors standing for re-election, the Nominating and Governance Committee will assess the incumbent director's performance during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Company.

     o Composition of Board and whether the prospective nominee will add to or complement the Board's existing strengths


         Identifying and Evaluating Nominees for Directors

         The Nominating and Governance Committee initiates the process by preparing a slate of potential candidates who, based on their biographical information and other information available to the Nominating and Corporate Governance Committee, appear to meet the criteria specified above and/or who have specific qualities, skills or experience being sought (based on input from the full Board).

     o Outside Advisors. The Nominating and Governance Committee may engage a third-party search firm or other advisors to assist in identifying prospective nominees.

     o  Nomination  of  Incumbent  Directors.   The  re-nomination  of  existing
     directors should not be viewed as automatic, but should be based on continuing qualification under the criteria set forth above.

     o For incumbent directors standing for re-election, the Nominating and Governance Committee will assess the incumbent director's performance during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Company; the number of other company Boards on which the individual serves, composition of the Board at that time, and any changed circumstances affecting the individual director which may bear on his or her ability to continue to serve on the Board.

     o Management Directors. The number of officers or employees of the Company serving at any time on the Board should be limited such that, at all times, a majority of the directors is "independent" under applicable SEC, stock exchange rules, or over-the-counter market rules.

After reviewing appropriate biographical information and qualifications, first-time candidates will be interviewed by at least one member of the Nominating and Governance Committee and by the Chief Executive Officer. Upon completion of the above procedures, the Nominating and Governance Committee shall determine the list of potential candidates to be recommended to the full Board for nomination at the annual meeting. The Board of Directors will select the slate of nominees only from candidates identified, screened and approved by the Nominating and Governance Committee.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

   (b) The following reports were filed on Form 8-K during the quarter ended June 30, 2004:

On April 28, 2004 the Company filed a Current Report on Form 8-K relating to its April 28, 2004 press release announcing its financial results for the first quarter ended March 31, 2004. Under the Form 8-K, the Company furnished, (not filed) pursuant to Item 12, the press release entitled "Axeda Systems Inc. Reports 2004 First Quarter Financial Results."

On June 30, 2004 the Company filed a Current Report on Form 8-K relating to its June 30, 2004 press release announcing that it has been awarded a patent from the United States Patent and Trademark Office for a key element of its Firewall-Friendly(TM) method of communication over the Internet.

                               AXEDA SYSTEMS INC.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004
Axeda Systems Inc.


       /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
           Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):

                                    EXHIBITS
     Exhibit Number       Exhibit Title
     --------------       --------------------------------------------------------------------------------------------------

          10.1            Loan Modification Agreement dated May 12, 2004 by and between Axeda Systems Operating Company, Inc. and
                           Silicon Valley Bank
          31.1            Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Rule
                           13a-14(a)/15d-14(a)
          31.2            Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Rule
                           13a-14(a)/15d-14(a)
          32.1            Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
