Form 10-Q
period 2004-09-30
AXEDA SYSTEMS INC
filed 2004-11-15
CIK 1052593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

                                       OR

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

                           ---------------------------

On November 12, 2004, 32,541,060 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q


                                      INDEX

                                                                                                               Page
Part I           Financial Information

Item 1           Financial Statements

                 Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003        2

                 Consolidated Statements of Operations for the three months ended September 30, 2004 and       3
                 2003  (unaudited)

                 Consolidated Statements of Operations for the nine months ended September 30, 2004 and        4
                 2003  (unaudited)

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and        5
                 2003  (unaudited)

                 Notes to the Consolidated Financial Statements                                                6


Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         13

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    32

Item 4           Controls and Procedures                                                                       32

Part II          Other Information

Item 1            Legal Proceedings                                                                            33

Item 6            Exhibits                                                                                     35

                 Signatures                                                                                    36

                 Exhibit Index                                                                                 37

               Exhibit 4.1

               Exhibit 4.2

               Exhibit 4.3

               Exhibit 4.4

               Exhibit 10.1

               Exhibit 10.2

               Exhibit 10.3

               Exhibit 10.4

               Exhibit 31.1

               Exhibit 31.2

               Exhibit 32.1

PART I  FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (unaudited)

                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                          September 30,   December 31,
                                                                                               2004          2003
                                                                                            ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $   1,369      $   9,617
   Accounts receivable, net                                                                     2,656          3,200
   Prepaid expenses                                                                               489            307
   Other current assets                                                                           235            121
                                                                                            ---------      ---------
     Total current assets                                                                       4,749         13,245

   Furniture and equipment, net                                                                 1,530          2,229
   Goodwill                                                                                     3,640          3,640
   Identified intangible assets, net                                                            1,067          1,423
   Other assets                                                                                   288            349
                                                                                            ---------      ---------
     Total assets                                                                           $  11,274      $  20,886
                                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                            $     130      $     417
   Accounts payable                                                                             1,479          1,253
   Accrued expenses                                                                             4,434          4,866
   Income taxes payable                                                                           641            733
   Deferred revenue                                                                             1,414          1,422
                                                                                            ---------      ---------
     Total current liabilities                                                                  8,098          8,691

Non-current liabilities:
   Other non-current liabilities                                                                  103            862
   Financing-related liability                                                                    584          2,608
                                                                                            ---------      ---------
     Total liabilities                                                                          8,785         12,161
                                                                                            ---------      ---------

Commitments and contingencies (note 7)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized in
     2004 and 2003, none issued or outstanding                                                   --             --
   Common stock, $0.001 par value; 50,000,000 shares authorized; 33,134,860
     shares issued in 2004 and 32,913,211 shares issued in 2003                                    33             33
   Additional paid-in capital                                                                 146,682        146,644
   Deferred stock compensation                                                                   (151)          (310)
   Accumulated deficit                                                                       (142,903)      (136,488)
   Accumulated other comprehensive income                                                         208            226
   Treasury stock at cost, 603,800 shares in 2004 and 2003                                     (1,380)        (1,380)
                                                                                            ---------      ---------
     Total stockholders' equity                                                                 2,489          8,725
                                                                                            ---------      ---------
     Total liabilities and stockholders' equity                                             $  11,274      $  20,886
                                                                                            =========      =========

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended September 30,
                                                                          2004                 2003
                                                                          ----                 ----
Revenues:
  License                                                                        $1,700             $ 2,575
  Services and maintenance                                                        1,021                 924
  Hardware                                                                           17                 104
                                                                                     --                 ---

    Total revenues                                                                2,738               3,603
                                                                                  -----               -----

Cost of revenues:
  License                                                                           104                 151
  Services and maintenance                                                          730                 757
  Software amortization                                                             112                 159
                                                                                    ---                 ---

    Total cost of revenues                                                          946               1,067
                                                                                    ---               -----

    Gross profit                                                                  1,792               2,536
                                                                                  -----               -----
Research and development (R&D)
  Non-cash compensation                                                               -                  28
  Other R&D expense                                                                 944                 969
Sales and marketing (S&M)
  Non-cash compensation                                                               -                  10
  Other S&M expense                                                               1,760               1,777
General and administrative (G&A)
  Non-cash compensation                                                               9                 108
  Other G&A expense                                                               1,329               1,747
  Depreciation and amortization                                                     322                 278
                                                                                    ---                 ---

    Total operating expenses                                                      4,364               4,917
                                                                                  -----               -----

    Operating loss                                                              (2,572)             (2,381)

Interest income (expense), net                                                      (5)                (24)
Other income (expense), net                                                       1,241                 639
                                                                                  -----                 ---

Loss before provision for income taxes                                          (1,336)             (1,766)

     Provision for income taxes                                                      16                  45
                                                                                     --                  --
Net loss                                                                      $ (1,352)           $ (1,811)
                                                                              =========           =========
Basic and diluted net loss per weighted average common share
  outstanding                                                                  $ (0.04)            $ (0.07)
                                                                               ========            ========
Weighted average number of common shares outstanding used in
  calculation of basic and diluted net loss per common share                 32,511,455          27,741,394
                                                                             ==========          ==========

See accompanying notes to the consolidated financial statements.


                                                                      Nine Months Ended September 30,
                                                                          2004                 2003
                                                                          ----                 ----
Revenues:
  License                                                                        $5,611             $ 7,050
  Services and maintenance                                                        3,454               2,457
  Hardware                                                                          103                 287
                                                                                    ---                 ---

    Total revenues                                                                9,168               9,794
                                                                                  -----               -----

Cost of revenues:
  License                                                                           534                 976
  Services and maintenance                                                        2,703               2,794

  Hardware                                                                            -                   1
  Software amortization                                                             336                 475
                                                                                    ---                 ---

    Total cost of revenues                                                        3,573               4,246
                                                                                  -----               -----

    Gross profit                                                                  5,595               5,548
                                                                                  -----               -----
Research and development (R&D)
  Non-cash compensation                                                               2                  84
  Other R&D expense                                                               3,066               4,090
Sales and marketing (S&M)
  Non-cash compensation                                                              43                  27
  Other S&M expense                                                               5,732               6,558
General and administrative (G&A)
  Non-cash compensation                                                              68                 381
  Other G&A expense                                                               4,314               6,264
  Depreciation and amortization                                                     840                 848
                                                                                    ---                 ---

    Total operating expenses                                                     14,065              18,252
                                                                                 ------              ------

    Operating loss                                                              (8,470)            (12,704)

Gain on disposal of assets                                                          110                 743
Interest income (expense), net                                                     (35)                  29
Other income (expense), net                                                       2,026                 621
                                                                                  -----                 ---

Loss before provision for income taxes                                          (6,369)            (11,311)

     Provision for income taxes                                                      46                 140
                                                                                     --                 ---
Net loss                                                                      $ (6,415)          $ (11,451)
                                                                              =========          ==========
Basic and diluted net loss per weighted average common share
  outstanding                                                                  $ (0.20)            $ (0.42)
                                                                               ========            ========
Weighted average number of common shares outstanding used in
  calculation of basic and diluted net loss per common share                 32,465,580          27,390,836
                                                                             ==========          ==========


See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                        2004             2003
                                                                                        ----             ----
Cash flows from operating activities:
  Net loss                                                                                $ (6,415)       $ (11,451)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                               1,176            1,323
  Gain on disposals of assets                                                                 (110)            (729)
  Unrealized gain on financing-related liability                                            (2,024)            (645)
  Non-cash settlement                                                                         (720)                -
  Non-cash compensation and other expenses                                                      113              492
  Provision for doubtful accounts                                                                 4             (59)

Changes in items affecting operations:
  Accounts receivable                                                                           540            (111)
  Prepaid expenses and other current assets                                                   (296)              276
  Goodwill, intangible assets and other assets                                                   61               78
  Accounts payable                                                                              226          (1,264)
  Accrued expenses                                                                            (303)          (1,708)
  Income taxes payable                                                                         (92)              147
  Deferred revenue                                                                              (8)              166
                                                                                                ---              ---
    Net cash used in operating activities                                                   (7,848)         (13,485)
                                                                                            -------         --------

Cash flows from investing activities:
  Capital expenditures                                                                        (148)            (111)
                                                                                              -----            -----
    Net cash used in investing activities                                                     (148)            (111)
                                                                                              -----            -----

Cash flows from financing activities:
  Net repayment under bank line of credit                                                     (287)              448
  Net proceeds from issuance of common stock                                                      -            5,597
  Repayments of long-term debt and other non-current liabilities                               (27)            (226)
   Net proceeds from exercise of stock options                                                   52                8
                                                                                                 --                -
    Net cash provided by (used in) financing activities                                       (262)            5,827
                                                                                              -----            -----

Effect of exchange rate changes on cash and cash equivalents                                     10               59
                                                                                                 --               --

Net decrease in cash and cash equivalents                                                   (8,248)          (7,710)
Cash and cash equivalents:
  Beginning of period                                                                         9,617           19,065
                                                                                              -----           ------
  End of period, including restricted cash of $100 in 2003                                   $1,369          $11,355
                                                                                             ======          =======

See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1)       Summary of Significant Accounting Policies

a)       Description of Business and Liquidity

Axeda Systems Inc., or we, our, us or Axeda, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management, or DRM, to access and exploit information hidden within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States and France.

In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. Since 2002 our revenues have been substantially generated from selling DRM products.

We have sustained significant net losses and negative cash flows from operations since our inception. For the nine months ended September 30, 2004 and 2003, our net losses were $6,415 and $11,451, respectively, and negative cash flows from operating activities were $7,848 and $13,485, respectively. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operating activities necessary to achieve or sustain profitability in the short or long term.

Based upon our current cash resources and revised financial projections for the remainder of the year, we currently anticipate that our available funds and cash flows from operations should be sufficient to meet our cash needs through 2005 based on forecasted year over year growth in revenues. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity would likely be materially adversely affected. We cannot assure you that if additional financing is needed, the additional financing will be available to us on favorable terms when required, or at all.

On October 5, 2004, we issued a three-year secured convertible term note to Laurus Master Fund, Ltd., or Laurus, in the principal amount of $4,500 (note
12).


b)       Basis of Presentation

The interim consolidated financial statements of Axeda as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial position of Axeda at September 30, 2004, the results of our operations for the three and nine months ended
September 30, 2004 and 2003 and our cash flows for the nine months ended September 30, 2004 and 2003. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2003. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2004.

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

We recognize revenue for certain arrangements where products and certain services are bundled in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. In applying the concepts of EITF 00-21, we must determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables either based on their relative fair values or using the residual method, as circumstances dictate. We then recognize revenue on each deliverable in accordance with our policies for product and services revenue recognition. The application of EITF 00-21 includes judgments as to whether the delivered item has value to the customer on a standalone basis and whether we have objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

f)       Financial Instruments

Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable that are carried at cost, which approximates fair value. The financing-related liability financial instrument is recorded at fair value (note 6).

g)       Computation of Earnings Per Share

We compute earnings per share, or EPS, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Computation of Earnings Per Share," or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (calculated using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.


The following potential shares of common stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

i) Three Months Ended September 30, 2004

Options to purchase 5,609,100 shares of common stock with a weighted-average exercise price of $1.42 per share were outstanding during the three months ended September 30, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,601,937 options that are vested, with a weighted average exercise price of $1.48 per share, of which 1,413,294 are vested and in the money, with a weighted average exercise price of $0.10 per share. The options have various expiration dates during the next ten years.

Warrants to purchase 2,694,151 shares of common stock with a weighted-average exercise price of $1.96 per share were vested and outstanding during the three months ended September 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years. The outstanding warrants include 2,459,050 warrants (note 6) whose exercise price was lowered from $1.71 per share to $1.69 per share as a result of and effective upon the closing of our financing in October 2004 (note 12). In addition, these warrants are subject to a further reduction of the exercise price from $1.69 per share to $1.35 per share, subject to stockholder approval at our next annual meeting of stockholders.

ii) Nine Months Ended September 30, 2004

Options to purchase 5,609,100 shares of common stock with a weighted-average exercise price of $1.42 per share were outstanding during the nine months ended September 30, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,601,937 options that are vested, with a weighted average exercise price of $1.48 per share, of which 1,568,528 are vested and in the money, with a weighted average exercise price of $0.18 per share. The options have various expiration dates during the next ten years.

Warrants to purchase 2,694,151 shares of common stock with a weighted-average exercise price of $1.96 per share were vested and outstanding during the nine months ended September 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years. The outstanding warrants include 2,459,050 warrants (note 6) whose exercise price was lowered from $1.71 per share to $1.69 per share as a result of and effective upon the closing of our financing in October 2004 (note 12). In addition, these warrants are subject to a further reduction of the exercise price from $1.69 per share to $1.35 per share, subject to stockholder approval at our next annual meeting of stockholders.


iii) Three Months Ended September 30, 2003

Options to purchase 5,728,911 shares of common stock with a weighted-average exercise price of $1.76 per share were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,725,947 options that are vested, with a weighted average exercise price of $2.21 per share, of which 1,064,387 are vested and in the money, with a weighted average exercise price of $0.12 per share. The options have various expiration dates during the next ten years.

Warrants to purchase 439,475 shares of common stock with a weighted-average exercise price of $3.72 per share were vested and outstanding on a weighted average basis, including 213,830 warrants which were not exercisable as of September 30, 2003, during the three months ended September 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 43,042 warrants that are vested and in the money, with a weighted average exercise price of $1.39 per share. The warrants have various expiration dates during the next five years.

iv) Nine Months Ended September 30, 2003

Options to purchase 5,728,911 shares of common stock with a weighted-average exercise price of $1.76 per share were outstanding during the nine months ended September 30, 2003 but were not included in the computation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,725,947 options that are vested, with a weighted average exercise price of $2.21 per share, of which 1,041,859 are vested and in the money, with a weighted average exercise price of $0.09 per share. The options have various expiration dates during the next ten years.

Warrants to purchase 279,371 shares of common stock with a weighted-average exercise price of $4.89 per share were vested and outstanding, on a weighted average basis, including 72,060 warrants which were not exercisable as of September 30, 2003, during the nine months ended September 30, 2003, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years.

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

At September 30, 2004 we have two stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:


                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                     --------------------------------       -------------------------------
                                                          2004               2003               2004               2003
                                                          ----               ----               ----               ----
     Net loss, as reported                                  $ (1,352)          $(1,811)            $(6,415)         $ (11,451)
     Add:  Stock-based employee compensation
     included in reported net loss, net of
     related tax effects                                            9               146                 113                492
     Deduct: Total stock-based employee
     compensation expense determined under fair
     value based method for all awards                          (277)             (742)               (986)            (2,054)
                                                                -----             -----               -----            -------
     Pro forma net loss                                    $(1,620)           $ (2,407)           $ (7,288)         $ (13,013)
                                                           ==========         =========           =========         ==========
     Net  loss  per  common  share  -  basic  and
     diluted:
          As reported                                         $(0.04)           $(0.07)             $(0.20)            $(0.42)
                                                              =======           =======             =======            =======
          Pro forma                                           $(0.05)           $(0.09)             $(0.22)            $(0.48)
                                                              =======           =======             =======            =======



We used the following assumptions to determine the fair value of stock options granted using the Black-Scholes option-price model:

                                                                           September 30,
                                                           ----------------------------------------
                                                                    2004                      2003
                                                                    ----                      ----
       Dividend yield                                                    0%                      0%
       Expected volatility                                       86% - 192%               0% - 192%
       Average expected option life                                 4 years                 4 years
       Risk-free interest rate                                1.02% - 5.71%           1.02% - 5.73%


For the nine months ended September 30, 2004, we granted 843,000 stock options to employees, including 120,000 to our chief financial officer, with an exercise price per share equal to the fair market value of our common stock on the date of grant and ranging from $0.87 to $1.28.

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

k)       Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued a proposed Statement, "Share Based Payment, an Amendment of FASB Statements No. 123 and 95," relating to the accounting for equity-based compensation. This statement proposes changes to GAAP that, if implemented, would require us to record a charge to compensation expense for stock option grants to employees. We currently account for stock options under SFAS 123 (note 1h). As permitted by SFAS 123, we have elected to use the intrinsic value method prescribed by APB 25 to measure compensation expense for stock-based awards granted to employees. Under APB 25 the granting of stock options is not considered compensation if the option exercise price is not less than the fair market value of the common stock at the measurement date, which is generally the grant date. The FASB's proposal would eliminate our ability, starting in 2006, to account for stock-based awards granted to employees using the intrinsic value method prescribed by APB 25, and would instead require that such awards be accounted for using a fair-value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair value at the grant date. Compensation expense would then be recognized over the service or vesting period. The FASB continued its redeliberations of this statement through October 2004, which began in July 2004, and set a goal of completing its redeliberations and issuing a final statement in the second half of 2004. We cannot predict whether the proposed statement will be adopted, but if adopted it would have an adverse affect on our results of operations. On July 20, 2004 the U.S. House of Representatives approved a bill (H.R.3574) to replace the guidance that the FASB set forth in this exposure draft. The bill stipulates that the fair value of all options to purchase the stock of a company granted after December 31, 2004, to a named executive officer (defined as the CEO and the four other most highly compensated executive officers of the company) must be expensed, but only if both the company's annual revenue and market capitalization surpass $25,000. Voluntary expensing is permitted under the bill, which additionally requires improved employee stock option transparency and reporting disclosures.

In May 2002 the FASB added a project to its technical agenda to develop a comprehensive statement on revenue recognition. The FASB plans to issue an exposure draft of an amendment to FASB Concepts Statement 5, and a separate exposure draft of a general standard on revenue recognition in the fourth quarter of 2004.


2)       Supplemental Disclosure of Balance Sheet Information

      Provision for Doubtful Accounts

        Accounts receivable are net of provisions for doubtful accounts of $72 and $68 as of September 30, 2004 and December 31, 2003, respectively.



3)       Acquired Intangible Assets

       Acquired intangible assets that are subject to amortization at September 30, 2004 and December 31, 2003, consist of the following:

                                Gross Carrying Amount                   Accumulated Amortization
                                ---------------------                   ------------------------
                                      2004             2003              2004              2003
                                      ----             ----              ----              ----
Developed Technology                $  210           $  210               $210           $  21
Core Technology                      1,840            1,840                833             497
Customer Base                          110              110                 50              30
                                       ---              ---                 --              --
     Total                         $ 2,160          $ 2,160             $1,093          $  737
                                   =======          =======            =======          ======

     Aggregate amortization expense was $356 and $498 for the nine months ended September 30, 2004 and 2003, respectively, and $664 for the year ended December 31, 2003. Estimated aggregate expense for the quarter ending December 31, 2004 and for each of the next 2 years is as follows:

                                                    Charged to:
                                                    -----------
                                                 Cost of        Operating
                                  Total          revenues         expense
                                  -----          --------         -------
Year ending December 31,
 2004                              $ 119            $ 112            $  7
 2005                                474              447              27
 2006                                474              447              27
 Thereafter                            -                -               -

4)       Goodwill
       The changes in the gross carrying amount of goodwill, all attributable to our DRM segment, for the nine months ended September 30, 2004 and the year ended December 31, 2003are as follows:


  Balance as of December 31, 2002                $ 3,651
                                                 =======
  Other                                             (11)
                                                    ====
  Balance as of December 31, 2003                $ 3,640
                                                 =======
  Nine months ended September 30, 2004                 -
                                                    ----
  Balance as of September 30, 2004                $3,640
                                                  ======

     Goodwill is not deductible for income tax purposes.


5)       Accrued Expenses

Accrued expenses consist of the following:

                                              September 30,     December 31,
                                                  2004              2003
                                                  ----              ----
Legal and professional fees                    $  587             $ 558
Payroll and related costs                         958             1,477
Royalties to Israeli government agencies          904               759
Sales, excise and other taxes                      93               266
Severance                                         718                88
Unutilized leased facilities                      102               547
Other                                           1,072             1,171
                                                -----             -----
                                               $4,434            $4,866
                                               ======            ======

6)       Private Placement and Financing-related Liability

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at $1.22 per share with net proceeds of $5,597. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The exercise price was lowered from $1.71 per share to $1.69 per share as a result of and effective upon the closing of our financing in October 2004 (note 12). In addition, these warrants are subject to a further reduction of the exercise price from $1.69 per share to $1.35 per share, subject to stockholder approval at our next annual meeting of stockholders.

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

The estimated fair value of the financing-related liability as of September 30, 2004 was $583. The change in fair value from December 31, 2003 to September 30, 2004 of $2,025 was recorded as other income in the consolidated statements of operations.

The estimated fair value of the warrant, used to determine the estimated fair value of the financing-related liability, was calculated using the Black-Scholes model using the following assumptions:


                                               September 30,       December 31,
                                                     2004              2003
                                               --------------      ------------
             Current market price/share             $0.45             $1.36
             Exercise price/share                   $1.71             $1.71
             Dividend yield                            0%                0%
             Expected volatility                     108%              115%
             Expected life                     3.98 years          4.73 years
             Risk-free interest rate                3.17%             3.13%


7)       Commitments and Contingencies

SECURITIES CLASS ACTION
Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion, and the discovery stay was lifted. On September 24, 2004 the Defendants filed a stipulation with the court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On October 23, 2004, the parties through their respective counsel executed a memorandum of understanding to settle the class action for $7,000. Although we believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions, we plan to settle the litigation pursuant to the October 23, 2004 memorandum of understanding. We have been informed by our directors' and officers' liability insurance carriers that the full amount of the cash settlement will be paid directly by them.

SECURITIES ALLOCATION CLASS ACTION
On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, or the Individual Defendants, and several investment banks, or the Underwriter Defendants, that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, or the Court, purportedly on behalf of investors who purchased our stock between July 15, 1999 and December 6, 2000, of the Plaintiffs. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and the Individual Defendants. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. On July 15, 2003, the Company's board of directors approved the terms of a settlement proposal as set forth in a Memorandum of Understanding (the "MOU"), which has now been memorialized in a settlement agreement, an Insurer-Insured Agreement, an Agreement Among Insurers, and a Special Counsel Agreement.

The settlement agreement and related agreements set forth the terms of a settlement between us, the Individual Defendants, the Plaintiff class and the vast majority of the other approximately 300 Issuer Defendants and the Individual Defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for our release and the release of the Individual Defendants for the conduct alleged in the action to be wrongful. We agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims that we may have against our underwriters. It is anticipated that any potential financial obligation of ours to the Plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. . The agreement is subject to approval by the court, which cannot be assured. A motion for preliminary approval by the court of the proposed settlement was filed on June 25, 2004. On July 14, 2004, the underwriter defendants filed a memorandum in Opposition to Plaintiffs' Motion for Preliminary Approval of Settlement with Defendant Issuers' and Individuals. On August 4, 2004 the Plaintiffs and Issuer Defendants filed replies to the Underwriter Defendants. On October 13, 2004 the Court determined the criteria for Section 11 class certifications, and certified the Section 11 class in four of the six cases that were the subject of class certification motions, noting that the Court's intention was to provide strong guidance to all parties regarding class certification in the remaining two cases. The Plaintiffs have not yet moved to certify a class in our case.

If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. However, failure to successfully defend this action could harm our results of operations, liquidity and financial condition.

IPM
On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleges breach of an agreement between IPM and our wholly-owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claims damages of $15,000 for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and providing further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2,732, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend their complaint on February 19, 2004, which was granted, and which withdrew their fraud complaint and modified their breach of contract claim to specify that the defendants breached the contract by providing circuit boards, which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. On March 30, 2004, IPM's motion to amend their complaint was granted. On April 13, 2004, Axeda filed a supplement to its motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004 and our motion for summary judgment was heard on May 18, 2004.

On June 22, 2004, the court issued an order granting our motion for summary judgment and dismissing IPM's claims against us. IPM filed a Motion for Entry and Certification of Final Judgment on August 2, 2004 so as to permit an appeal of the summary judgment ruling before trial on Axeda's counterclaim. The motion is scheduled to be was heard on September 7, 2004 and was denied by the court. A case settlement hearing on our counterclaim was is also scheduled forheld in September 2004, which was also denied by the Court. We filed a motion for summary judgment on our counterclaim on October 26, 2004, which is scheduled to be heard on November 30, 2004. On approximately November 9, 2004, IPM filed its opposition to our October 26, 2004 motion for summary judgment. We have until November 16, 2004 to file a reply to IPM's opposition.

QUESTRA
On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly(TM) method of communication over the Internet. Our U.S. patent No. 6,757,714 is titled "Reporting The State Of An Apparatus To A Remote Computer." The patent protects one of our inventions relating to enabling remote "devices" -- machines, appliances, instruments, and computers -- to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in the United States District Court for the District of Massachusetts against Questra Corporation , one of our competitors, for infringement of this patent. On November 9, 2004 Questra filed an answer to our complaint, without filing a substantive counterclaim.

On November 10, 2004 Questra filed a lawsuit in the United States District Court for the Northern district of California against us alleging infringement of U.S. patent No. 6,377,162, titled "Medical Diagnostic Field Service Method and Apparatus." , The suit seeks injunctive relief and unspecified monetary damages. As the complaint was only served November 12, 2004, we are currently reviewing the matter, including the limits of any potential exposure, with outside counsel. We plan to vigorously assert all applicable defenses to the litigation, and in particular will be investigating not only the patent's potential infringement limitations, but also its core validity and enforceability by Questra. We are unable to predict the outcome of this matter or reasonably estimate an amount of loss given its current status.

LEASE
In connection with our acquisition of eMation. Ltd., or eMation, in December 2001, we recorded an unutilized lease obligation of $1,200. Until February 2003 we made payments under the lease totaling $180, resulting in a balance of $1,020 as of September 30, 2004. In May 2003 the lessor provided us with formal notice of termination of the lease and from June 2003 until May 2004, filed various complaints against us alleging payment due for rent and other charges under the lease. On October 18, 2004 we entered into a settlement and release agreement with the lessor to settle all charges, suits and claims against us. Under the terms of the settlement and release agreement, we will pay $300 payable in two installments of $150 each. The first installment was paid on October 20, 2004, and the second installment is due on October 1, 2005As a result of the settlement we reversed $720 of the liability, which is included as a reduction of other general and administrative expense in the accompanying consolidated statements of operations for the three and nne months ended September 30, 2004.

OTHER

In March 2003 we entered into a confidential settlement agreement with Phoenix Technologies in connection with the sale of the assets of our former Internet appliance, or IA, business. In connection with this settlement agreement, we reversed accruals of $743 initially recorded in March 2001 as part of the sale of the assets of our former IA business.

From  time  to time we are  involved  in  lawsuits,  claims,  investigations  or proceedings consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that our cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

8)       Segment and Major Customer Information

We operate in a single industry segment, which is the development and licensing of our technology.

Three customers accounted for 30%, or $815, and 20%, or $1,821, of total revenues for the three and nine months ended September 30, 2004, respectively. Three customers accounted for 35%, or $1,275, and 18%, or $1,728, of total revenues for the three and nine months ended September 30, 2003, respectively.

We sell and license our technology to customers primarily in North America, Europe and Asia. Our total revenues were derived from the following geographic regions (based on where the customer is located):


                                                        Three Months Ended September 30,
Country/ Geographic Region                            2004                            2003
--------------------------                            ----                            ----
                                             Amount        % of Total        Amount        % of Total
North America:
     United States                                $ 1,045            38%         $ 1,700             48%
     Canada                                             -              -               -               -
                                                        -              -               -               -
          Total - North America                     1,045             38           1,700              48
                                                    -----             --           -----              --

Europe:
     Germany                                          110              4             141               4
     France                                           160              6             275               8
     Netherlands                                      159              6             111               3
     Switzerland                                      617             23             492              14
     United Kingdom                                   115              4             268               7
     Other                                            228              8             412              11
                                                      ---              -             ---              --
          Total - Europe                            1,389             51           1,699              47
                                                    -----             --           -----              --

Asia-Pacific:
     Israel                                            78              3              49               1
     Japan                                            148              5             110               3
     Other                                             24              1              11               -
                                                       --              -              --               -
          Total - Asia-Pacific                        250              9             170               4
                                                      ---              -             ---               -

Other                                                  54              2              34               1
                                                       --              -              --               -

         Total                                    $ 2,738           100%         $ 3,603            100%
                                                  =======          ====         ========           ====


                                                        Nine Months Ended September 30,
                                                        -------------------------------
Country/ Geographic Region                            2004                            2003
--------------------------                            ----                            ----
                                             Amount        % of Total        Amount        % of Total
                                             ------        ----------        ------        ----------
North America:
     United States                            $3,448            38%         $ 3,882             39%
     Canada                                        9              -             260               3
                                                   -              -             ---               -
          Total - North America                3,457             38           4,142              42
                                               -----             --           -----              --
Europe:
     Germany                                     406              4             413               4
     France                                      904             10           1,073              11
     Netherlands                                 515              6             341               3
     Switzerland                               1,233             13             908               9
     United Kingdom                              324              4             365               4
     Other                                       976             11             904              10
                                                 ---             --             ---              --
          Total - Europe                       4,358             48           4,004              41
                                               -----             --           -----              --
Asia-Pacific:
     Israel                                      227              2             214               2
     Japan                                       942             10           1,237              13
     Other                                        71              1              95               1
                                                  --              -              --               -
          Total - Asia-Pacific                 1,240             13           1,546              16
                                               -----             --           -----              --

Other                                            113              1             102               1
                                                 ---              -             ---               -

         Total                               $ 9,168           100%         $ 9,794            100%
                                             =======          ====         ========           ====



9)       Segment Reporting

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

                                               Three Months Ended                        Nine Months Ended
                                                  September 30,                             September 30,
                                            2004                2003                 2004                 2003
                                            ----                ----                 ----                 ----
             Revenues:
               DRM                              $ 2,721              $ 3,499               $9,065               $9,258
               Other                                 17                  104                  103                  536
                                                     --                  ---                  ---                  ---
                       Total                   $ 2,738               $ 3,603               $9,168               $9,794
                                               ========              =======               ======               ======

             Gross profit:
                    DRM                         $ 1,775             $  2,432               $5,492               $5,262
                    Other                            17                  104                  103                  286
                                                     --                  ---                  ---                  ---
                       Total                    $ 1,792             $  2,536               $5,595               $5,548
                                                =======             ========               ======               ======


10)      Consolidated Statements of Cash Flows

         Supplemental disclosure of cash flow information:
                                                Nine Months Ended
                                                  September 30,
                                            -------------------------
                                            2004           2003
                                            ----           ----
Cash paid during the period for:
  Interest                                  $  5          $  32
                                            ====          =====
  Income taxes                                99             33
                                              ==             ==



11)      Comprehensive Income (Loss)

     The components of comprehensive loss are as follows:

                                               Three Months Ended September 30,               Nine Months Ended
                                                                                                 September 30,
                                                   2004               2003                 2004                 2003
                                                   ----               ----                 ----                 ----
     Net loss                                        $(1,352)             $(1,811)             $(6,415)           $(11,451)
     Foreign currency translation
     adjustment                                             2                   53                   10                  59
                                                            -                   --                 ----                  --
     Comprehensive loss                              $(1,350)             $(1,758)             $(6,405)           $(11,392)
                                                     ========             ========             ========           =========

12)      Subsequent Events - Private Placement
On October 5, 2004, we we issued a secured convertible term note, or the Note, in the principal amount of $4,500 to Laurus Master Fund, Ltd., or Laurus. The
Note is convertible into shares of our common stock at an initial conversion price of $0.48 per share. Pursuant to these agreements, we also issued to Laurus a warrant, or the Warrant, to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years.

The Note has a term of three years and accrues interest at the prime rate plus 2% per year (6.75% as of October 5, 2004). Interest on the principal amount is payable monthly, in arrears, beginning on November 1, 2004 and on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $150 commences on May 1, 2005, and continues through the October 5, 2007 maturity date. The principal criteria for the monthly payments to be made in shares of our common stock include:

     o the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

     o an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and

     o the amount of such conversion not exceeding 25% of the aggregate dollar trading volume of our common stock for the previous 10 trading days.

We may prepay the Note at any time by paying 120% of the principal amount then outstanding, together with accrued but unpaid interest thereon, on or before October 5, 2006, or by paying 115% of the principal amount then outstanding, together with accrued but unpaid interest thereon, after October 5, 2006. Upon an event of default under the Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Note if it occurs on or before October 5, 2006 and at a rate of 115% of the outstanding principal and interest amount of the Note if it occurs after October 5, 2006. If the Note remains outstanding after an event of default that is not cured, the interest rate increases to 1.5% per month. Events of default include:

     o    a failure to make payments under the Note when due;

     o    a material breach of the transaction documents by us;

     o    bankruptcy related events;

     o    a change of control transaction without prior approval; and

     o    events of default under other agreements to which we are a party.

On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, the interest rate on the Note is subject to reduction by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than zero percent.

Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.48 per share, subject to adjustment as described below. The Note is currently convertible into 9,375,000 shares of our common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuance of securities by us at a price less than the conversion price then in effect. There are a number of limitations on Laurus' ability to convert the Note and exercise the Warrant. These limitations include:

     o Laurus may not convert the Note or exercise the Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

     o Laurus has also agreed that it will not convert the Note or exercise the Warrant for more than 6,491,440 shares of common stock at a weighted average exercise price of below $0.47 unless the issuance of the shares has been approved by our stockholders.

     o Finally, Laurus agreed that it would not convert the Note and exercise the Warrant for more than 8,202,012 shares of common stock until our stockholders approved an increase in our authorized number of shares of common stock.

We covenanted that we would promptly call a stockholders meeting to solicit approval of an increase in the number of shares of our common stock authorized for issuance and approval of the issuance of more than 6,491,440 shares of common stock at a price of less than $0.47 per share. The Note is secured by a blanket first priority lien on substantially all of our assets and the assets of some of our U.S. subsidiaries, and by a pledge of the stock of some of our U.S. subsidiaries.

We were obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by November 4, 2004 and to have such Statement declared effective by the Securities and Exchange Commission, or SEC, by no later than January 13, 2005. We timely filed a registration statement on Form S-3 on October 26, 2004, which has not yet been declared effective. If the registration statement is not declared effective within the timeframe described, if the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional cash fees. The cash fees are 1.5% of the original principal amount of the Note for each 30 day period in which we fail to take these actions.

In May 2004 we renewed our loan and security agreement with Silicon Valley Bank through June 2005, that provides us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). On September 30, 2004, $493 was available, with $130 outstanding, which was repaid on October 1, 2004. At September 30, 2004 there were no letters of credit or other amounts for bank services outstanding under the Line. On October 5, 2004, in order to complete the financing with Laurus, we cancelled the Line and paid Silicon Valley Bank a termination fee of $20.

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

In recent years we have undertaken several major steps to reposition our business and capitalize on the emerging growth opportunities represented by the DRM market. This market is also known as M2M, or machine-to-machine, autonomic computing, remote monitoring and management and several other descriptors in different vertical markets. On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products, and since 2002, substantially all of our revenues have been generated from selling DRM products.

Through September 30, 2004 we have recorded approximately $1.3 million in restructuring charges to reduce staffing levels, terminate certain leases and consolidate our operations. Combined with our expected continued year over year growth in DRM systems revenues, we believe that our future operating losses will continue to be lower than what we have historically experienced. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

On October 5, 2004, we entered into definitive agreements with Laurus Master Fund, Ltd., or Laurus, pursuant to which we issued to Laurus a secured convertible term note, or the Note, in the principal amount of $4.5 million convertible into shares of our common stock at a conversion price of $0.48 per share. Pursuant to these agreements, we also issued to Laurus a warrant, or the Warrant, to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $150,000 commences on May 1, 2005, and continues through the October 5, 2007 maturity date.

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with net proceeds of $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The exercise price will be reduced to $1.35 per share subject to our stockholder approval at our annual stockholders meeting. Operating results and our liquidity position are discussed further, below.

We currently operate in two principal regions: the United States and Europe. As a result of the difficult capital spending climate, our DRM revenues decreased by $0.4 million through September 2004 compared to the same period in 2003, primarily due to decreases in our licensing revenues. Although our license revenues alone declined by $1.4 million, due in-part to downward pricing pressure, our service revenues increased $1.0 million due to a greater number of new service customer accounts and additional spending by our existing base of customers. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe our DRM revenues will increase in 2004, from the prior year, due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

For the nine months ended September 30, 2004, our revenues were adversely affected by delays in the purchasing decision of certain prospects and customers near the end of the quarter and competition in the DRM space. This slowdown in corporate spending has been observed industry-wide among customer relationship management ("CRM") and enterprise resource planning ("ERP") companies, and has been attributed to concerns about job growth in the future, uncertainty in the current geopolitical climate, and uncertainty about the outcome of the U.S. presidential election. We also formally launched our hosted DRM offering during the second quarter of 2004, and this resulted in our deferral of licensing revenue for certain customers into future periods.

For the nine months ended September 30, 2004, our operating expenses decreased by $4.2 million, or 23%, compared to the same period for the prior year. We believe the cost reductions combined with an increase in revenues and our October 2004 private placement will be sufficient to allow us to meet our cash needs through December 31, 2005.

At September 30, 2004, our cash balance was $1.4 million compared with $9.6 million at year-end 2003. Operating results and our liquidity position are discussed further below.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
              Unaudited Consolidated Statements of Operations Data
                                 (In thousands)

                                           Three Months Ended September 30,                     Nine Months Ended September 30,
                                    ---------------------------------------------       -------------------------------------------
                                                 2004               2003                       2004                   2003
                                                 ----               ----                       ----                   ----
                                               Percent of               Percent of                Percent of              Percent of
                                     Amount     Revenues      Amount      Revenues       Amount     Revenues      Amount    Revenues
                                     ------     --------      ------      --------       ------     --------      ------    --------
Revenues:
   License                            $1,700         62.1%    $ 2,575      71.5%        $5,611       61.2%      $ 7,050       72.0%
   Services and maintenance            1,021         37.3         924       25.6         3,454        37.7        2,457        25.1
   Hardware                               17          0.6         104        2.9           103         1.1          287         2.9
                                          --          ---         ---        ---           ---         ---          ---         ---
     Total revenues                    2,738        100.0       3,603      100.0         9,168       100.0        9,794       100.0
                                       -----        -----       -----      -----         -----       -----        -----       -----

Cost of revenues:
   License                               104          3.8         151        4.2           534         5.8          976        10.0
   Services and maintenance              730        26.66         757       21.0         2,703        29.5        2,794        28.5
   Hardware                                -            -           -          -             -           -            1           -
   Software amortization                 112          4.1         159        4.4           336         3.7          475         4.8
                                         ---          ---         ---        ---           ---         ---          ---         ---
     Total cost of revenues              946         34.5       1,067       29.6         3,573        39.0        4,246        43.3
                                         ---         ----       -----       ----         -----        ----        -----        ----

   Gross profit                        1,792         65.5       2,536       70.4         5,595        61.0        5,548        56.7
                                       -----         ----       -----       ----         -----        ----        -----        ----

Research and development(R&D)
    Non-cash compensation                  -            -          28        0.8             2           -           84         0.9
    Other R&D expense                    944         34.5         969       26.9         3,066        33.4        4,090        41.8
Sales and marketing (S&M)
    Non-cash compensation                  -            -          10        0.3            43         0.5           27         0.3
    Other S&M expense                  1,760         64.3       1,777       49.3         5,732        62.5        6,558        66.9
General and administrative (G&A)
    Non-cash compensation                  9          0.3         108        3.0            68         0.7          381         3.9
    Other G&A expense                  1,329         48.5       1,747       48.5         4,314        47.1        6,264        64.0
    Depreciation and amortization        322         11.8         278        7.7           840         9.2          848         8.6
                                         ---         ----         ---        ---           ---         ---          ---         ---
   Total operating expenses            4,364        159.4       4,917      136.5        14,065       153.4       18,252       186.4
                                       -----        -----       -----      -----        ------       -----       ------       -----

   Operating loss                    (2,572)       (93.9)     (2,381)     (66.1)       (8,470)      (92.4)     (12,704)     (129.7)

Gain on disposal of assets                 -            -           -          -           110         1.2          743         7.6
Interest income (expense), net and
 other income (expense), net           1,236         45.1         615       17.1         1,991        21.7          650         6.9
                                       -----         ----         ---       ----         -----        ----          ---         ---
   Loss before income tax            (1,336)       (48.8)     (1,766)     (49.0)       (6,369)      (69.5)     (11,311)     (115.2)
Provision for income taxes                16          0.6          45        1.2            46         0.5          140         1.4
                                          --          ---          --        ---            --         ---          ---         ---
   Net loss                         $(1,352)     (49.4) %   $ (1,811)    (50.2)%      $(6,415)    (70.0) %   $ (11,451)   (116.6) %
                                    ========     ========   =========    =======      ========    ========   ==========   =========

                               AXEDA SYSTEMS INC.

Results of Operations

REVENUES. Overall, revenues decreased by $0.9 million or 24% and $0.6 million or 6%, to $2.7 million and $9.2 million, during the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Sales of our DRM solutions decreased $0.8 million or 22% and $0.4 million or 5%, while hardware sales decreased $0.1 million and $0.2 million during the three and nine months ended September 30, 2004, respectively.

License  revenues  for the  three  and nine  months  ended  September  30,  2004 decreased by $0.9 million and $1.4 million respectively, compared to the same periods in 2003. The decrease in license revenues was due to reduced license sales from new accounts for the three and nine months ended September 30, 2004 compared to the prior periods. We believe the decrease in new orders was due in part to new customers questions concerning our financial viability. For the fourth quarter of 2004, we expect DRM license revenues to increase compared to 2003 as we attract additional new orders after having closed on our Private Placement in October 2004.

Decreased sales of fully-reserved, outdated components of our former Internet appliance, or IA, business resulted in a decline in hardware revenues of $0.2 million to $0.1 million for the nine months ended September 30, 2004, from $0.3 million for the nine months ended September 30, 2003. In the future, we expect hardware revenues and related gross profit to be minimal due to the decreasing quantities available and the uncertainty of any future sales.

Services and maintenance revenues increased $0.1 million and $1.0 million, or 10% and 41%, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases over the three and nine month periods, in comparison to the same periods in 2003, are due to increased demand for professional services from existing DRM customer installations, as well as additional maintenance plans sold with new DRM systems. We anticipate services and maintenance revenues will vary, as work in this area is subject to our customers' requirements and approval processes.

Historically, the majority of our revenues have been derived from a small number of customers. However, since entering the enterprise software market, our revenues are becoming less concentrated. For the three and nine month periods ended September 30, 2004, our top three customers accounted for $0.8 million, or 30%, and $1.8 million or 20% of our total revenues, respectively. For the three and nine month periods ended September 30, 2003, our top three customers accounted for $1.2 million, or 35%, and $1.7 million, or 18%, of our total revenues, respectively. In the future, we expect our revenues to be less concentrated as sales of our software and services span a wider customer base. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time. Finally, the introduction of our hosted offering is also expected to reduce revenue concentration in the future.

We sell our DRM system solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation, and office automation industries. In the quarter ended September 30, 2004, customers based in North America accounted for 38% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

COST OF REVENUES. Cost of revenues decreased by $0.1 million and $0.7 million, or 11% and 16%, respectively, to $0.9 million and $3.6 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.

Cost of revenues for license fees for the nine months ended September 30, 2004 decreased by approximately $0.4 million compared to the same period in 2003. The $0.4 million decrease for the nine months ended September 30, 2004 is due to decreased license fees associated with our discontinued personal computer ("PC") products of $0.2 million, and a decrease in DRM costs of $0.2 million, resulting from the closure of our Israeli operations during the first quarter of 2003 and decreased product and packaging costs, as a result of our ongoing cost management initiatives. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for services and maintenance decreased by $0.1 million for the nine months ending September 30, 2004 compared to the same period in 2003. The $0.1 million decrease in cost of services and maintenance for the nine months ended September 30, 2004 is due to a $0.1 million decrease in travel expense. Additionally, the company recorded $0.1 million in severance expense in the current and prior year. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to decline, as a result of savings from our restructuring activities, but may vary as our services revenues change.

Software amortization of our developed and core technologies for the nine months ending September 30, 2004 decreased $0.1 million, compared to the same period in 2003, due to the full amortization of certain identified intangibles. Non-cash amortization of acquired technology will represent approximately $0.5 million of our cost of revenues for the year ending December 31, 2004.

GROSS PROFIT. Gross profit decreased $0.7 million, or 29%, to $1.8 million for the three months ended September 30, 2004 compared to the same period in 2003. Gross profit remained relatively consistent for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in gross profit in the third quarter is attributable to a decrease in license revenues.

For the three and nine month periods ended September 30, 2004 and 2003, substantially all of our revenues were derived from licenses and services and maintenance. As a percentage of total revenues, gross profit margin decreased from 70% to 65% for the quarters ended September 30, 2003 and September 30, 2004, respectively and increased from 57% to 61% for the nine months ended September 30, 2003 and September 30, 2004, respectively. The decrease in gross margin for the three months ended September 30, 2004 was directly attributable to lower license revenues compared to the same period in 2003. The increase in gross margin for the nine months ended September 30, 2004 was due to an increase in services and maintenance revenues due to increased capacity utilization, the closure of our Israeli operations and reduced software amortization expense compared to the same period in 2003.


OTHER RESEARCH AND DEVELOPMENT ("R&D") EXPENSE. Other R&D expense consists of staff, staff-related, professional and other development related support costs associated with the development of new products, quality assurance and testing. R&D expenses decreased $1.0 million or 25% to $3.1 million for the nine months ended September 30, 2004 compared to the same period in 2003.

The decrease in other R&D expense for the nine months ended September 30, 2004 was due to decreases in staff and staff related expense of $0.5 million, lower expenses associated with the closure of our Israeli operations and severance totaling $0.3 million and $0.2 million of other expense. As a percentage of revenues, other R&D expenses decreased from 42% to 33% for the nine months ended September 30, 2004, compared to the same period in 2003. We expect other R&D expense to decrease in 2004 as we optimize our development teams to meet our current business requirements. Additionally, we expect other R&D expense to decrease as a percentage of revenues if and as our future revenues increase.

OTHER SALES AND MARKETING ("S&M") EXPENSE. Other S&M expense consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts, as well as technical support costs. Other S&M expense decreased approximately $0.8 million, or 13%, to $5.7 million for the nine months ended September 30, 2004, compared to the same period in 2003.

Reduced staff and staff related expense, bonus and travel expense contributed $0.5 million, $0.2 million and $0.1 million to the decrease in other S&M expense for the nine months ended September 30, 2004 compared to the prior year. Severance expense of $0.4 million for the nine months ended September 30, 2004 was approximately the same as severance expense for the prior period in 2003. As a percentage of revenues, other S&M expense decreased from 67% to 63%, for the nine months ended September 30, 2004, compared to the same period in 2003. We expect other S&M expense to decrease in 2004 as we optimize our S&M marketing teams to meet our current business requirements. Additionally, we expect other S&M expense as a percentage of revenues to decrease if and as our future revenues increase.


OTHER GENERAL AND ADMINISTRATIVE ("G&A") EXPENSE. Other G&A expense consists of staff, staff related, and support costs for our finance, human resources, legal and other management departments. Other G&A expenses decreased $0.4 million and $2.0 million, or 24% and 31%, to $1.3 million and $4.3 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. As a percentage of total revenues, other general and administrative expenses remained relatively consistent at 49%, and decreased from 64% to 47% of total revenues for the three and nine months ended September 30, 2004, respectively.

The $0.4 million decrease in other G&A expense for the quarter ended September 30, 2004 relates to the favorable settlement of outstanding lease litigation for $0.6 million, reduced bonus and salary expense of $0.3 million and reduced professional fees and insurance expense of $0.1 million offset by increased severance expense of $0.6 million versus the prior year. The $2.0 million decrease in other G&A expense for the nine months ended September 30, 2004 relates to the favorable settlement of outstanding lease litigation of $0.6 million, a $0.2 million decrease related to our Mansfield lease obligation and the reversal of estimated patent and intellectual property accruals of $0.4 million no longer considered necessary. In addition, we reduced staff and related compensation expense by $0.4 million, insurance expense by $0.3 million and professional fees by $0.2 million as part of our ongoing cost management initiatives. These decreases were partially offset by an increase in severance expense of $0.2 million for the nine months ended September 30, 2004. We expect other G&A expense to decrease in 2004 as we optimize our general and administrative teams to meet our current business requirements. Additionally, we expect other G&A expense to decrease as a percentage of revenues if and as our future revenues increase.


NON-CASH COMPENSATION G&A EXPENSE. Non-cash G&A expense consists of amortization of compensation related to stock options. Non-cash G&A expense decreased $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2004, respectively, from $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2003, respectively. The decrease is attributable to certain deferred compensation being fully amortized as a result of the related stock option awards becoming fully vested in the prior years.

DEPRECIATION AND AMORTIZATION. We recorded depreciation and amortization of $0.3 million for the three months ended September 30, 2004 and September 30, 2003, respectively, and depreciation and amortization of $0.8 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

GAIN ON DISPOSAL OF ASSETS. There were no gains or losses on disposal of assets in the quarters ending September 30, 2004 or September 30, 2003. For the nine months ended September 30, 2004, we recorded a gain of $0.1million. from the reversal of a $0.1 million accrual recorded in connection with the sale of the assets of our former consumer electronics business in March 2001 that was no longer considered necessary. This compares with a gain of $0.7 million for the nine months ended September 30, 2003, resulting from a favorable settlement agreement in March 2003 for the escrow relating to the sale of the assets of our former IA business in March 2001. In connection with this settlement agreement, we reversed accruals of approximately $0.7 million recorded in March 2001 as part of the sale.

OTHER INCOME (EXPENSE), NET. We entered into a registration rights agreement with the investors in our September 2003 private investment in public entity ("PIPE") financing pursuant to which we were obligated to file a registration statement with the SEC for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statement is updated and declared effective by the SEC. While we view the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrant as of September 23, 2003 as a financing-related liability in the consolidated balance sheet in accordance with EITF Issue No. 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market non-cash gain for the three and nine month periods ended September 30, 2004 was $1.2 million and $2.0 million, respectively. Due to the uncertainty surrounding the variables required by the valuation model for the financing-related liability and corresponding gain or loss adjustment, we cannot estimate the future income or expense resulting from the periodic valuations of the liability.

FOREIGN CURRENCY EFFECTS ON RESULTS OF OPERATIONS. Foreign currency movements for the three and nine months ended September 30, 2004 increased revenues and expenses by $0.5 million and $0.5 million, respectively, from the prior year. Increases in revenues and expenses from foreign currency fluctuations are due to the weakness versus the prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future changes in foreign currency rates, any strengthening of the U.S. dollar against the foreign currencies will have an unfavorable impact on our revenues in 2004, and an equal but opposite favorable impact on our expenses in 2004. We expect that changes in foreign currencies will not have a material effect on our net loss for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our Consumer Electronics and Internet Appliance businesses and the September 2003 PIPE financing. As of September 30, 2004, we had $1.4 million in cash and cash equivalents.

Net cash used in operating activities for the nine months ended September 30, 2004 was $7.8 million, compared to $13.5 million for the nine months ended September 30, 2003. Cash used in operating activities for the first nine months of 2004 was primarily the result of our net loss of $6.4 million and unrealized gains of $2.1 million offset by non-cash expenses of $0.6 million and other changes in working capital of approximately $0.1 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations and decrease our operating losses and corresponding use of cash. We have halved the number of global offices, reduced staffing levels by 46% by eliminating or not replacing 96 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the PC business and focused our efforts on several key markets for DRM Systems products. In 2002 and 2003, we recorded $1.9 million and $1.4 million in restructuring charges, respectively, to reduce staffing levels, terminate certain leases and consolidate our operations. We continue to evaluate our cost structure and in the third quarter of 2004 we recorded $1.1 million in restructuring charges to reduce staffing levels and further consolidate our operations.

Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $0.1 million, and consisted of purchases of furniture and equipment in both periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2004 and consisted of principal payments reducing indebtedness. Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2003, and primarily consisted of proceeds from the issuance of common stock of $5.6 million and borrowings under a bank line of credit.

In June 2004, we amended a Software License Agreement, or the Agreement, with a vendor who provides server and client software that is bundled with our DRM enterprise server products. License fees are due and payable at the rate of 2.5% of each billable sale, as defined. Under the Agreement, we agreed to pay an additional minimum, non-refundable prepaid license fee of $0.2 million, which is payable in installments. We paid $0.1 million in July 2004 and are required to pay the remaining $0.1 million on December 20, 2004.

As of September 30, 2004, we have $0.5 million of accrued costs related to leases for facilities that we no longer occupy. In accordance with a settlement and release agreement relating to $0.4 million of these costs, $0.2 million waspaid in October 2004, and $0.2 million is due in October 2005.

We maintain an irrevocable, cash-secured, standby letter of credit (the "letter of credit") from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires in August 2005 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires in August 2005. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.


On October 5, 2004, we issued a secured convertible term note, or the Note, in the principal amount of $4.5 million to Laurus Master Fund, Ltd., or Laurus. The
Note is convertible into shares of our common stock at an initial conversion price of $0.48 per share. Pursuant to the agreements, we also issued to Laurus a warrant, or the Warrant, to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years.

The Note has a term of three years and accrues interest at the prime rate plus 2% per year (6.75% as of October 5, 2004). Interest on the principal amount is payable monthly, in arrears, beginning on November 1, 2004 and on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $0.15 million commences on May 1, 2005, and continues through the October 5, 2007 maturity date. Please see note 12 to the consolidated financial statements for an additional discussion of the terms of financing with Laurus.

In May 2004 we renewed our loan and security agreement with Silicon Valley Bank through June 2005, that provided us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). On September 30, 2004, $0.5 million was available, with $0.1 million outstanding, which was repaid on October 1, 2004. At September 30, 2004 there were no letters of credit or other amounts for bank services outstanding under the Line. On October 5, 2004, in order to complete the financing with Laurus, we cancelled the Line and paid Silicon Valley Bank a termination fee of $20,000.


Based upon our current cash resources and revised financial projections, we currently anticipate that our available funds and cash flows from operations should be sufficient to meet our cash needs through 2005 based on forecasted year over year growth in revenues. However, due to risks and uncertainties, we cannot assure investors that our future operating cash flows will be sufficient to meet our requirements. In such event, our operations and liquidity will be materially adversely affected. We cannot assure you that if additional financing is needed, the additional financing will be available to us on favorable terms when required, or at all. See also "Factors That May Affect Future Results," below.

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

Distribution and Dilutive Effect of Options

         The table below provides information about stock options granted for the nine months ended September 30, 2004 and the year ended December 31, 2003 to our Chief Executive Officer, Robert M. Russell Jr., and our three other executive officers, Dale E. Calder, Thomas J. Fogarty and John C. Roberts. This group is referred to as the "Named Executive Officers." Mr. Roberts was a Named Executive Officer during 2003, but his employment terminated effective March 31, 2004. He has since served as a consultant to the company under an independent contractor agreement with us, under which his options continue to vest and remain exercisable during the term of such agreement, pursuant to the normal operation of our 1999 Stock Incentive Plan.


                                                                     Nine Months Ended         Year Ended
                                                                     September 30, 2004      December 31, 2003
                                                                     ------------------     -----------------
Net grants during the period as % of outstanding shares                       2.59%                   4.11%

Grants to Named Executive Officers during the period as % of
 total options granted                                                       14.23%                  11.66%

Grants to Named Executive Officers during the period as % of
 outstanding shares granted                                                   0.37%                   0.48%
Cumulative options held by Named Executive Officers as % of total
 options outstanding                                                         37.81%                  34.98%


General Option Information

         The following table sets forth the summary of activity under the Plans for the nine months ended September 30, 2004 and the year ended December 31, 2003:


                                                                  Number of Options Outstanding
                                                                  -----------------------------
                                           Number of Shares     Number of Shares    Weighted Average
                                            Available for     Issuable on Exercise   Exercise Price
                                               Options             of Options          (per share)
                                               -------             ----------          -----------
December 31, 2002                            263,424              5,078,819            $1.95
                                             =======              =========

Grants                                    (1,329,000)             1,329,000             1.47
Exercises                                          -               (85,645)             0.17
Cancellations*                               486,902              (601,533)             2.88
Additional shares reserved                 1,100,000                    N/A              N/A
                                           ---------                    ---
December 31, 2003                            521,326              5,720,641            $1.76
                                             =======              =========
Grants                                     (843,000)                843,000             1.18
Exercises                                          -              (118,419)             0.28
Cancellations*                               792,787              (836,122)             3.66
Additional shares reserved                   969,282                    N/A              N/A
                                             -------                    ---
September 30, 2004                         1,440,395              5,609,100            $1.42
                                           =========              =========


* The "Number of Shares Available for Options" does not include options under assumed plans exercisable for 114,631 shares and 43,335 shares that were cancelled during 2003 and the first nine months of 2004, respectively, as no options will be granted in the future pursuant to these assumed plans.

The following table sets forth a comparison, as of September 30, 2004, of the number of shares subject to our options whose exercise prices were at or below the closing price of our common stock on September 30, 2004 ("In-the-money" options) to the number of shares subject to options whose exercise prices were greater than the closing price of our common stock on such date ("Out-of-the-money" options):

                                            Exercisable                        Unexercisable                    Total
                                  ------------------------------     ---------------------------   ------------------------------

                                   Number of    Weighted Average     Number of  Weighted Average    Number of     Weighted Average
                                     Shares      Exercise Price       Shares    Exercise Price        Shares       Exercise Price
                                  ----------   ---------------      ----------  ----------------   -----------     --------------
In-the-money                      1,392,461       $ 0.10               338,277    $ 0.42             1,730,738          $ 0.16
Out-of-the-money (1)              2,209,476       $ 2.35             1,668,886    $ 1.50             3,878,362          $ 1.99
                                  ---------                          ---------                       ---------
Total options
 outstanding                      3,601,937       $ 1.48             2,007,163    $ 1.32             5,609,100          $ 1.42
                                  =========                                                          =========


(1) Out-of-the-money options are those options with an exercise price equal to or above the closing price of $0.45 as of September 30, 2004, as reported by the Nasdaq National Market.

Executive Options

     The following table sets forth information regarding stock options granted in 2004 to our Named Executive Officers under our 1999 Plan. Options were granted with an exercise price equal to the closing price of our common stock on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term of ten years. The assumed 5% and 10% rates of stock price appreciation are provided for purposes of illustration only and do not represent our estimate or projection of the future price of our common stock.

                                                   Individual Grants
                         ---------------------------------------------------------------------
                              Number of                                                          Potential Realizable Value
                              Securities     Percentage of Total   Exercise                      at Assumed Annual Rates of
                          Underlying Option  Options Granted to   Price (Per      Expiration     Stock Price Appreciation for
Name                          Per Grant          Employees *        Share)           Date                Option Terms
----                          ---------          -----------        ------           ----         ---------------------------
                                                                                                     5%            10%
                                                                                                  --------      ---------
Robert M. Russell Jr.               -                  -             N/A              N/A              N/A          N/A
Dale E. Calder                      -                  -             N/A              N/A              N/A          N/A
Thomas J. Fogarty                 120,000             14.23%        $ 1.17        3/23/2014         $99,732     $260,178

*Based on a total of 843,000 shares subject to options granted to employees under our option plans during 2004.

Stock Option Exercises and Option Holdings

The following table shows stock options exercised by the Named Executive Officers for the nine months ended September 30, 2004, if any, including the total value of gains on the date of exercise based on actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options. In addition, the number of shares covered by both exercisable and non-exercisable stock options, as of September 30, 2004, is shown. Also reported are the values for "In-the-Money" options. The dollar amounts shown in the "In-the-Money" column represent the positive spread between the exercise price of any such existing stock options and the closing price as of September 30, 2004 of our common stock.

                            Number of
                             Shares
Named Executive            Acquired on      Value        Number of Securities Underlying               Values of Unexercised
 Officer                    Exercise      Realized            Unexercised Options                       In-the-Money Options*
-------------------         --------      --------       -----------------------------------        -------------------------------
                                                             Exercisable       Unexercisable        Exercisable        Unexercisable
                                                             -----------       -------------        -----------        -------------

 Robert M. Russell              -            $ -                712,245            168,755             $146,598              $ -
 Dale E. Calder                 -             -                 535,937             39,063              132,719                -
 Thomas J. Fogarty              -             -                 375,311            174,689               99,719                -

* Option values based on stock price of $0.45 on September 30, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options under all of our Plans as of September 30, 2004:

                                                (1)                    (2)                       (3)
                                                                                         Number of Securities
                                       Number of Securities     Weighted-Average       Remaining Available for
                                         to be Issued upon      Exercise Price of    Future Issuance Under Equity
                                            Exercise of       Outstanding Options,   ompensation Plans (Excluding
                                       Outstanding Options,   Warrants, and Rights  C  Securities Reflected in
Plan Category                          Warrants, and Rights        (per share)               Column (1) )
-------------                                    ----------             ------               ------------
Equity Compensation Plan Approved by
Shareholders (A) (B)                                5,609,100                 $ 1.42                     1,440,395
                                                    ---------                 ======                     =========

(A) On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., a private company organized under the laws of the State of Israel, pursuant to a share purchase agreement amended and restated as of October 5, 2001. In connection with such acquisition, we assumed options issued under eMation, Ltd.'s 2001 Stock Option Plan that became exercisable for up to 1,428,710 shares of our common stock, 530,000 of which are exercisable for $0.01 per share and the remaining 898,710 are exercisable at $2.14 per share. No options have been or will be granted under the eMation, Ltd. 2001 Stock Option Plan subsequent to our acquisition of eMation, Ltd.

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

WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY OUR OBLIGATIONS TO LAURUS MASTER FUND, LTD. WHEN THEY BECOME DUE

If we are not able to repay the principal and interest on the note, or the Note, that we issued to Laurus Master Fund, Ltd., or Laurus, in October 2004 in shares of our common stock, we may not have sufficient funds to repay Laurus when our debt obligations to Laurus become due. The principal criteria for the monthly payments to be made in shares of our common stock include:

     o the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

     o a market price of our common stock greater than or equal to 110% of the conversion price of the Note; and


     o the amount of such conversion not exceeding 25% of the aggregate dollar trading volume of our common stock for the previous ten trading days.


In addition:

     o We will not be able to issue more than an aggregate of 8,202,012 shares of our common stock upon conversion of the Note and exercise of the Warrant unless our stockholders approve an increase in our authorized shares of common stock and

     o We will not be able to issue more than 6,491,440 shares of common stock at a weighted average exercise price of below $0.47 unless these issuances are approved by our stockholders.

Accordingly, we may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these sources on favorable economic terms or at all. We currently have only approximately 100,000 authorized shares of common stock that have not been reserved for issuance. We are seeking stockholder approval to increased our authorized shares of common stock at our annual stockholders meeting to give us the flexibility to sell shares of common stock, if necessary. We have also granted Laurus a right of first refusal on any debt or equity financings that we complete before October 3, 2005. This may impede our ability to secure additional funding because it may discourage third parties from making an offer that Laurus may match. If we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

THE TERMS OF OUR DEBT OBLIGATIONS TO LAURUS SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS

To secure the payment of all obligations owed to Laurus, we have granted to Laurus a security interest in, and lien upon, substantially all of our property and assets. The occurrence of an event of default under any of our obligations could subject us to foreclosure by Laurus on substantially all of our assets to the extent necessary to repay any amounts due. Any defaults and resulting foreclosure would have a material adverse effect on our financial condition.

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE

We had a net loss of approximately $6.4 million for the nine months ended September 30, 2004. To date, we have not achieved operating profitability on an annual basis. We have invested and continue to invest significant resources in product development, selling and marketing, services and support and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

OUR COMMON STOCK IS TRADING ON THE NASDAQ SMALLCAP MARKET AND WE MUST COMPLY WITH CERTAIN LISTING STANDARDS TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET

On August 5, 2004 our common stock began trading on The NASDAQ SmallCap Market. On August 26, 2004, we received a letter from The NASDAQ Stock Market indicating that our common stock failed to maintain a minimum closing bid price of $1.00 over the previous 30 consecutive trading days as required by Marketplace Rule 4310(c)(4) and that we have 180 calendar days, or until February 22, 2005, to regain compliance. If, at any time before February 22, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The NASDAQ Stock Market will notify us that we are back in compliance. If we do not regain compliance by February 22, 2005, we may be granted an additional 180-day period to regain compliance if the minimum bid price requirement is the only NASDAQ SmallCap Market initial listing requirement that we do not then satisfy. If we do not regain compliance within the allotted compliance period (including any extensions that may be granted), The NASDAQ Stock Market will notify us that our common stock will be delisted from The Nasdaq SmallCap Market. At such time, we would be entitled to appeal the determination to a NASDAQ Listing Qualifications Panel. We are currently reviewing what actions we should take to regain compliance. In addition, the transfer of our common stock to The NASDAQ SmallCap Market could have a negative effect on the trading price or the liquidity of our common stock. If we were not able to maintain our listing on The NASDAQ SmallCap Market, we would likely apply for listing on the OTC Bulletin Board or another quotation system or exchange for which we could qualify. We cannot guarantee, however, that if we were unable to maintain our listing on The Nasdaq SmallCap Market, that we would be eligible for listing on the OTC Bulletin Board or another quotation system or exchange, or, that if we do become listed, that there would be no interruption in the trading of our common stock or that we would be able to maintain eligibility.


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

OUR SALES CYCLE FOR DRM SYSTEMS IS LONG AND MAY BE CYCLICAL AND WE TYPICALLY RELY ON LARGE CONTRACTS FROM RELATIVELY FEW DRM CUSTOMERS, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE

Our sales cycle is lengthy and may be subject to business cycles. Our DRM systems sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals, before purchasing our products. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our DRM systems sales cycle may also depend on a number of additional factors, including but not limited to the following:

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

VARIATIONS IN THE LENGTH OF OUR SALES CYCLES COULD CAUSE REVENUES TO FLUCTUATE GREATLY FROM PERIOD TO PERIOD

Because we have typically recognized a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources on prospective clients.

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

WE HAVE UNDERTAKEN A NUMBER OF MEASURES TO REDUCE OUR OPERATING EXPENSES AND THESE AND OTHER EXPENSE REDUCTION MEASURES MAY HAVE NEGATIVE CONSEQUENCES

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash, including reducing our number of global offices by 50%, reduced staffing levels by 46% by eliminating or not replacing 96 employees, engaging partners to provide us with variable staffing capabilities to meet peak demand periods and by closely monitoring our infrastructure costs. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to have a negative effect on our business and operations. The extent and ramifications of these measures will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. We continue to evaluate our cost structure, and in the third quarter of 2004 have taken additional measures to reduce expenses. We recorded an aggregate of $1.1 million in restructuring charges . to reduce staffing levels, terminate some leases and further consolidate our operations.

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

OUR GROWTH WILL BE LIMITED IF WE ARE UNABLE TO EXPAND OUR INDIRECT DISTRIBUTION SALES CHANNELS

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

OUR BUSINESS MODEL DEPENDS UPON LICENSING OUR INTELLECTUAL PROPERTY, AND IF WE FAIL OR ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED

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

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits, such as the complaint we filed on June 30, 2004 against one of our competitors for infringement of our recently issued patent entitled "Reporting the State of an Apparatus to a Remote Computer," are likely to be expensive to resolve and may not be successful, and will require management's time and resources and, therefore, could harm our business.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND REDUCED SALES BECAUSE OF DEFECTS IN OUR PRODUCTS

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience device or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

     o    delay or loss of revenues;

     o    customers could cancel a contract due to defects;

     o    diversion of development resources;

     o    increased product development costs;

     o    damage to our reputation;

     o    delay or diminished market acceptance of our products;

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

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we have violated the intellectual property rights of others. The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management's time. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including triple damages if we are held to have willfully infringed a third party's intellectual property. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys' fees, that they are required to pay or agree to pay to these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several of our former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions, which could have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS SUCH AS LEGAL UNCERTAINTY, TARIFFS AND TRADE BARRIERS AND POLITICAL AND ECONOMIC INSTABILITY

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including Japan, France, Switzerland, the Netherlands, Germany and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France. For both the three and nine months ended September 30, 2004, we derived approximately 62% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products into our international operations.

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

WE ARE  SUBJECT TO  CONDITIONS  ATTACHED TO  GOVERNMENTAL  GRANTS WE RECEIVED IN
ISRAEL

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. We have paid royalties to the OCS in the aggregate amount of $1.4 million. As of September 30, 2004, the remaining $0.4 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of September 30, 2004, $0.4 million of the remaining potential $0.6 million of principal liability is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION

As of September 30, 2004, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.1 million shares, or approximately 13%, of our outstanding common stock, and assuming the exercise of all stock options exercisable by them within 60 days of September 30, 2004, they would have, in the aggregate, beneficially owned approximately 6.0 million shares, or approximately 18%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAKE CHANGES OF CONTROL DIFFICULT EVEN IF THEY WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

Our board of directors has the authority without any further vote or action on the part of our stockholders to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

OUR BUSINESS IS SUBJECT TO CHANGES IN FINANCIAL ACCOUNTING STANDARDS, WHICH MAY AFFECT OUR REPORTED REVENUE, OR THE WAY WE CONDUCT BUSINESS

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants the Securities and Exchange Commission and various bodies appointed by these organizations to interpret existing rules and create new accounting policies.

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

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the quarter ended September 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

SECURITIES CLASS ACTION
Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation." Pursuant to the court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion and the discovery stay has been lifted. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7,000. On September 24, 2004 the Defendants filed a stipulation with the court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On October 23, 2004, the parties to the class action, through their respective counsel, executed a memorandum of understanding regarding the proposed settlement. Although we believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions, we plan to settle the litigation pursuant to the October 23, 2004 memorandum of understanding. We have been informed by our directors' and officers' liability insurance carriers that the full amount of the cash settlement will be paid by them.

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

Similar "IPO allocation" actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York. On July 15, 2003, the Company's board of directors approved the terms of a settlement proposal as set forth in a Memorandum of Understanding (the "MOU"), which has now been memorialized in an executed settlement agreement, an Insurer-Insured Agreement, an Agreement Among Insurers, and a Special Counsel Agreement. The settlement agreement and related agreements set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company agrees to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. . The agreement is subject to approval by the court, which cannot be assured. A motion for preliminary approval by the court of the proposed settlement was filed on June 25, 2004. On July 14, 2004, the underwriter defendants filed a memorandum in Opposition to Plaintiffs' Motion for Preliminary Approval of Settlement with Defendant Issuers' and Individuals. On August 4, 2004 the Plaintiffs and Issuer Defendants filed replies to the Underwriter Defendants. On October 13, 2004 the Court determined the criteria for Section 11 class certifications, and certified the Section 11 class in four of the six cases that were the subject of class certification motions, noting that the Court's intention was to provide strong guidance to all parties regarding class certification in the remaining two cases. The Plaintiffs have not yet moved to certify a class in our case.

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

On June 22, 2004, the court issued an order granting our motion for summary judgment and dismissing IPM's claims against us. IPM filed a Motion for Entry and Certification of Final Judgment on August 2, 2004 so as to permit an appeal of the summary judgment ruling before trial on Axeda's counterclaim. The motion was heard on September 7, 2004 and was denied by the court. A case settlement hearing on our counterclaim was held in September 2004, which was also denied by the Court. We filed a motion for summary judgment on our counterclaim on October 26, 2004, which is scheduled to be heard on November 30, 2004. On approximately November 9, 2004, IPM filed its opposition to our October 26, 2004 motion for summary judgment. We have until November 16, 2004 to file a reply to IPM's opposition.


QUESTRA
On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly(TM) method of communication over the Internet. Our U.S. patent No. 6,757,714 is titled "Reporting The State Of An Apparatus To A Remote Computer." The patent protects one of our inventions relating to enabling remote "devices" -- machines, appliances, instruments, and computers -- to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in the United States District Court for the District of Massachusetts against Questra Corporation , one of our competitors, for infringement of this patent. On November 9, 2004 Questra filed an answer to our complaint, without filing a substantive counterclaim.

On November 10, 2004 Questra filed a lawsuit in the United States District Court for the Northern district of California against us alleging infringement of U.S. patent No. 6,377,162, titled "Medical Diagnostic Field Service Method and Apparatus." , The suit seeks injunctive relief and unspecified monetary damages. As the complaint was only served November 12, 2004, we are currently reviewing the matter, including the limits of any potential exposure, with outside counsel. We plan to vigorously assert all applicable defenses to the litigation, and in particular will be investigating not only the patent's potential infringement limitations, but also its core validity and enforceability by Questra. We are unable to predict the outcome of this matter or reasonably estimate an amount of loss given its current status.

LEASE
In connection with our acquisition of eMation. Ltd., or eMation, in December 2001, we recorded an unutilized lease obligation of $1,200. Until February 2003 we made payments under the lease totaling $180, resulting in a balance of $1,020 as of September 30, 2004. In May 2003 the lessor provided us with formal notice of termination of the lease and from June 2003 until May 2004, filed various complaints against us alleging payment due for rent and other charges under the lease. On October 18, 2004 we entered into a settlement and release agreement with the lessor to settle all charges, suits and claims against us. Under the terms of the settlement and release agreement, we will pay $300,000 payable in two installments of $150,000 each. The first installment was paid on October 20, 2004, and the second installment is due on October 1, 2005 As a result of the settlement we reversed $720,000 of the liability, which is included as a non-cash reduction of other general and administrative expense in the accompanying consolidated statements of operations for the three and nne months ended September 30, 2004.

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



ITEM 6: EXHIBITS
   (a) Exhibits

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

November 15, 2004
Axeda Systems Inc.


By:    /s/ Robert M. Russell Jr.
        ----------------------------
        Robert M. Russell Jr.
        Chairman of the Board and Chief Executive Officer



By:      /s/ Thomas J. Fogarty
           -----------------
           Thomas J. Fogarty
           Executive Vice President and Chief Financial Officer

EXHIBIT INDEX Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):

                                    EXHIBITS


     Exhibit Number       Exhibit Title
     --------------       -------------

          4.1             Securities Purchase Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus
                           Master Fund, Ltd. (1)
          4.2             Secured Convertible Term Note, dated as of October 5, 2004, issued by Axeda Systems Inc. to Laurus Master
                           Fund, Ltd. (1)
          4.3             Common Stock Purchase Warrant, dated as of October 5, 2004, issued by Axeda Systems Inc. to Laurus Master
                           Fund, Ltd. (1)
          4.4             Registration Rights Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus
                           Master Fund, Ltd. (1)
          10.1            Master Security Agreement, dated as of October 5, 2004, by and among Axeda Systems Inc., Axeda Systems
                           Operating Company, Inc., Liuco, Inc., Ravisent       Operating Company Inc., Axeda IP, Inc. and Laurus
                           Master Fund, Ltd. (1)
          10.2            Stock Pledge Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus Master
                           Fund, Ltd. (1)
          10.3            Subsidiary Guaranty, dated as of October 5, 2004, by and among Axeda Systems Operating Company, Inc.,
                           Liuco, Inc., Ravisent Operating Company Inc. and Laurus Master Fund, Ltd. (1)
          10.4            Grant of Security Interest in Patents and Trademarks, dated as of October 5, 2004, by and among Axeda
                           Systems Inc., Axeda IP, Inc., Axeda Systems Operating Company, Inc. and Laurus Master Fund, Ltd. (1)
          31.1            Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Rule
                           13a-14(a)/15d-14(a)
          31.2            Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Rule
                           13a-14(a)/15d-14(a)
          32.1            Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference the Registrant's Current Report on Form 8-K dated October 5, 2004, as filed with the Securities and Exchange Commission on October 12, 2004.