Form 10-K
period 2004-12-31
AXEDA SYSTEMS INC
filed 2005-04-12
CIK 1052593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-26287

Axeda Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2763854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21 Oxford Road, Mansfield, Massachusetts	02048
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (508) 337-9200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of such common stock held by non-affiliates of the registrant, based on the closing price of such shares on the NASDAQ National Market was approximately $20,222,187 as of June 30, 2004. Shares of common stock held by each executive officer and director and each person known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s common stock outstanding as of March 30, 2005 was 32,872,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement prepared in connection with its 2005 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The table of Exhibits filed appears on page 80.

Axeda Systems Inc.

Form 10-K Annual Report

Year Ended December 31, 2004

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere herein. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Axeda,” “we,” “our,” and “us” collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

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

OVERVIEW

Axeda is a software and services company providing solutions in an emerging market known as Machine To Machine, or M2M. Solutions in the M2M market enable communications between people, devices, and systems and turn the resulting data into information that companies can act upon. Axeda is a leading provider of device relationship management, or DRM, software and services, a segment of the M2M market focused on solutions for original equipment manufacturers, or OEMs. Our flagship product, the Axeda DRM system, helps manufacturing and service organizations increase revenue while lowering costs by proactively monitoring and managing devices deployed at customer sites around the world. Axeda DRM is a highly scalable, field-proven, and comprehensive remote management solution that leverages its patented Firewall-Friendly™ technology to enable M2M communication by utilizing the public Internet.

Our customers include Global 2000 companies in many markets including medical instrument, life sciences, enterprise technology, office and print production systems, industrial, and building automation. Representative customers include: Abbott Laboratories, Kodak Versamark, Inc. and Network Appliance, Inc.

COMPANY HISTORY

We were incorporated in Pennsylvania in April 1994 as Quadrant Sales International, Inc. and changed our name to Quadrant International, Inc. in May 1994. In April 1999, we changed our name to Divicore Inc. and then reincorporated in Delaware as RAVISENT Technologies Inc. in June 1999. We changed our name to Axeda Systems Inc. in January 2002.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products and since 2002, substantially all of our revenues have been generated from sales of DRM products. Our revenues in 2001 were substantially generated from sales from our Internet Appliance, or IA, business, our consumer electronics, or CE, business and our personal computer, or PC, business. Each of these businesses has been divested as follows:

•	In March 2001 we sold the assets of our IA business, excluding inventory, to Phoenix Technologies Ltd. for $18 million.

•	In March 2001 we also sold the assets of our CE business to STMicroelectronics, NV for approximately $55.6 million.

•	In May 2002 we exited the PC business pursuant to an exclusive license with Sonic IP, Inc., or Sonic, for a $2 million license fee.

Our DRM and other products generated the following revenues for the last three years:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues:
DRM	$12,726	$12,622	$10,876
Other	159	572	7,253

Total	$12,885	$13,194	$18,129

A description of our segments is provided in Note 13 to the consolidated financial statements included at Item 8 herein. Asset and revenue information about the geographic areas we operate in is included in Notes 10 and 13 to the consolidated financial statements, filed herewith at Item 8.

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

Intelligent devices generate valuable information as they are operating. Initially, this information was only made available locally through custom control interfaces on the device itself. As embedded systems and PC technology became pervasive and inexpensive, these devices moved to “soft” interfaces where operators worked at computer screens to monitor and control devices. These soft interfaces could be local to the device or more recently, could be remotely accessible via computer networks. In many markets and for many devices, this remains the state of the art today.

eMation, a company we acquired in December 2001, has built and marketed products to address real-time device control and data management needs in the industrial automation market since the late 1980s. These products include supervisory control and data acquisition, or SCADA, systems for single or multiple devices. They feature computer-based human-machine interface, or HMI, capability for local monitoring, and offer sophisticated features for enabling remote control, monitoring, HMI, and data management of device data via proprietary networks or the Internet. Our communications technology enables multiple supervisory systems or other real-time control and data management applications to be connected over networks to remote operators or software systems.

eMation identified an opportunity in the late 1990s to develop a “DRM system” to use the Internet to enable businesses to remotely monitor, manage and service intelligent devices. The growth of the Internet provided an ubiquitous, open, global network to tap into the data locked within intelligent devices. Devices contain valuable information that could be used to control and monitor not only their output, but also their health and operation. Businesses could work better if these devices could communicate and if everyone in a business could tap directly into the information within the devices they sell and service, or the systems they use. For example, companies could benefit if they could tell when machines are out of raw materials or about to fail, how many times they were used in a week, how a facility was operating, or what features were most popular in products in use by their customers. Based on this information, companies could lower costs, operate more efficiently, and add new sources of revenue.

AXEDA DRM SOLUTIONS

The Axeda DRM system is a software solution that leverages the Internet to provide real-time, continuous exchange of information between remote devices, business systems and people. It allows timely, accurate and unbiased information to be communicated automatically, via the Internet, between remote devices deployed at customer facilities and external service personnel or enterprise business systems. Patented Axeda technology allows intelligent devices securely positioned behind customer firewalls to have secure two-way Internet-based communication with external sales and service personnel and their enterprise applications. This enables companies to connect directly to their deployed products rather than relying on feedback filtered through their users.

The Axeda DRM system can be used on a stand-alone basis where, for example, personnel in a service department use the system on a day-to-day basis to monitor and diagnose remote devices installed at customer sites. Further, Axeda DRM solutions can be used to feed information to existing installed enterprise software systems. These could include enterprise resource planning, customer relationship management, or CRM, and supply chain and asset management systems.

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

OUR STRATEGY

Our objective is to be the leading provider of DRM solutions and services in targeted industries. Key elements of our strategy include:

•	Reducing service costs in our targeted markets. We are focused on helping device manufacturers in targeted industries provide better customer service at lower cost. We intend to continue to expand our products and services to ensure broad and successful adoption of the Axeda DRM system in customer service operations within our targeted industries.

•	Compliance with regulatory requirements. Sarbanes-Oxley regulations have forced end-user organizations to be completely accountable for all activities on their networks, both local and remote. This accountability is forcing many of those companies to maintain an audit trail of all external network access and to completely control remote access to and from their network. Since our product provides detailed local auditing and local control, this aids OEMs in providing remote service solutions in compliance with the Sarbanes-Oxley regulations. In the medical instrument market, the FDA recently ruled that OEMs are now responsible for anti-virus definition and operating system security updates. Our product enables OEMs to remotely install tested operating system security patches and anti-virus definition file updates to their population of installed instruments on a regular basis.

•	Reaching additional information stakeholders. Device data stored within the Axeda DRM system is also available to stakeholders both inside and outside the company. We offer applications that provide solutions to marketing, sales, operations and product development departments. For example, our Axeda Usage application enables marketing and sales departments to monitor how a device is performing or how much consumable has been used during operation, enabling proactive decisions about product development, marketing programs, or automated upgrade or re-supply.

•	DRM-enabling complementary products and solutions. We seek alliances with complementary solution suppliers whose customers can benefit from the availability of live device data within their businesses.

•	Leverage our industrial automation experience. We are leveraging our industrial automation products from a broad library of connectivity software we have established to accelerate acceptance of the Axeda DRM system within related markets. For example, Axeda Supervisor can be used as part of a full Axeda DRM system or independently on a stand-alone basis as may be required by our industrial automation customers.

MARKETS

We market our DRM solutions to device OEMs and strategic large-scale end users in a variety of industries. We target specific industries that have significant service costs and uptime requirements as well as complex, intelligent systems. Our current target industries are:

•	Medical and Life Sciences Instruments

•	Office and Print Production Systems

•	Enterprise Technology Equipment

•	Industrial and Building Automation

We believe these industries have the greatest current need and most appropriate systems for our DRM solutions because they utilize complex, computer controlled, electro-mechanical devices that cannot afford downtime. They also often use “consumables” in their operations that operators want to automatically and remotely monitor and re-supply.

PRODUCTS AND SERVICES

The Axeda DRM system is a distributed software system that lets companies use the Internet to remotely monitor, manage, and service intelligent devices deployed at their customers’ sites. It consists of three main components with Axeda Agent software deployed in or near the remote device, an Axeda Enterprise server that centrally receives and securely manages the information flowing to and from remote devices, and Axeda Applications that let field service or other enterprise personnel access, analyze, process and use the DRM device information for business purposes. Axeda Agent software is configured to monitor specific device data, process or filter it locally, and securely package the information for sending to and from the device through the customer’s firewalls. Axeda Enterprise software manages the two-way information communication with devices, collects, stores and manages this information, and triggers actions per specified business rules. Axeda Applications provide a family of web browser-based software solutions that use device data and connectivity for a variety of business processes including remote diagnostics and repair, usage tracking, access and control, and software release management. Certain Axeda Applications control the administration and configuration of the DRM system itself.

Axeda Applications

Axeda Applications employ web-architected interfaces for remote device administration, application sharing, usage tracking, software management, diagnostics and data visualization. Whether remotely calibrating a product at a customer site, administering a remote desktop, graphing real-time data for a device, or updating profile information in hundreds of installed products, Axeda DRM users access all information via their standard web browsers. No special client-side software is required. Axeda Applications currently include:

•	Axeda Service provides web-based access to global summaries and statistics of all operating devices and enables field service and technical support representatives to drill down for information from an individual device to access the status for problem diagnosis and resolution. Axeda Service provides interactive real-time and historical data as well as automatic alarm notification and analysis to enable fast reaction to potential problems.

•	Axeda Access extends the remote monitoring and diagnostics capability of the Axeda DRM system to include the remote administration of software applications, databases, desktop computers, servers and operating systems, increasing responsiveness to customer problems and avoiding costly on-site service calls without compromising corporate network security. It also allows support specialists to remotely assist operators in the correct use of the device.

•	Axeda Administration and Axeda Device let companies map the complex relationships between users and devices with tools to configure device business rules, define device information, and create and maintain user information. They allow organizations to provide proactive service worldwide while ensuring that only authorized personnel have access to sensitive device information.

•	Axeda Usage provides a window into device operation and customer behavior, enabling companies to proactively identify usage trends. Axeda Usage’s flexible design lets it measure a wide variety of usage types as appropriate to the targeted device. Its built-in intelligence enables automatic interactions with existing enterprise applications. For example, medical device manufacturers can measure the number of tests performed by their instruments; service providers for printers and copiers can track toner usage or predict remaining equipment life; and enterprise technology makers can track system performance or disk space utilization in data storage equipment.

•	Axeda Software Management enables the efficient, secure, reliable and cost-effective mass distribution of software modules such as application and operating system updates, security patches, documentation and help files via Axeda’s patented Firewall-Friendly Internet communications technology. It also allows the rapid retrieval of key files, such as log, data and configuration files from deployed devices. Axeda Software Management enables users to automate complex, remote installation and retrieval procedures by encapsulating sequences of device and configuration instructions with the files.

Axeda Enterprise

Axeda Enterprise server software provides a secure, fault-tolerant infrastructure for communicating and managing the information exchange between remote devices and businesses. Axeda Enterprise software acts as a device data center, storing and managing live and historical information in a secure environment. Business rules drive automated device data analysis and notification of people or initiate transactions with other enterprise business systems such as billing, maintenance, help-desk, inventory, re-supply, ordering and asset management. The Axeda Enterprise SDK (software development kit) adds the ability to customize Axeda Applications and create new custom applications that leverage the power of the Axeda DRM system. Sophisticated security features assure data is encrypted and authenticated as it moves between devices and users. Access controls assure only the right people can access designated devices. An integrated reporting engine enables data to be published and analyzed.

Intelligent Agents

Axeda Agent products at the device allow distributed monitoring, communications and control. These software products run on or are attached to devices, allowing local data processing and two-way, Firewall-Friendly communications with the enterprise. Axeda DRM enables large-scale deployment of proactive device management solutions by utilizing distributed processing to execute business rules both near the device in the field and at the central enterprise system.

Axeda Agents are fully portable across the most popular operating systems and are easily integrated with existing designs or serve as the basis for entirely new products. Intelligent Agent technology is offered in a variety of forms: embedded within the chip or control processor, in an attached gateway, or as a full supervisory system capable of managing multiple devices or a whole facility.

Axeda Agents provide data acquisition, local decision-making, and web user interface for intelligent devices and systems. Axeda Agents also pool the information from multiple devices in a local area and send it to the Axeda Enterprise server, providing a single interface between multiple devices and the enterprise. Axeda Agents include the functionality and extensible markup language, or XML, processing needed to perform two-way Firewall-Friendly communication between a group of local devices and the Axeda Enterprise server. Axeda Agents currently include:

Axeda Builder provides a graphical development studio for creation, deployment and remote administration of Axeda Agent applications.

Axeda Policy Manager is a server-based software application that resides on the customer’s network, providing a comprehensive and granular set of permission settings that continuously governs all Axeda Agent behavior. This includes which kinds of data and files can leave the device, and which activities the OEM can conduct on the device. This control applies to every kind of Axeda DRM activity including remote diagnostics, sending software upgrades, retrieving log files, running Axeda Access sessions and executing commands and scripts. Control can be either automatic based on the set policy or configured to notify the customer that an action request is pending, for example retrieving an error log file, and wait for the customer to accept or deny the request. All activity is recorded in a local audit file, a key requirement for Sarbanes-Oxley compliance.

Axeda Supervisor builds on this core agent capability and provides local control for complex systems of devices such as building controls or plant floors, sending system-wide data to the Axeda Enterprise server and enabling central control and monitoring of geographically dispersed systems. Combining both discrete and process control with the Internet, Axeda Supervisor supplies the software tools businesses need to build a complete automation solution. Axeda Supervisor can be used as part of a full Axeda DRM system, or independently on a stand-alone basis, as may be required by our industrial automation customers.

A comprehensive library of customizable drivers, industry standard protocols, and sophisticated programs complete the connection between Axeda Agents and the device. These can include custom device drivers, pre-built industry standard interfaces, or multi-protocol toolkits developed by Axeda, including Axeda @aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC.

DRM Professional Services

Axeda delivers experienced project and system integration services designed to provide clients with DRM solutions that meet their specific business needs in the shortest time possible. Our software developers and application engineers have a broad range of technical and commercial e-business experience. Our methodology begins with a detailed evaluation of the business issues surrounding the Internet enabling of the client’s products, systems and services. Other services include installation, application and device driver development, deployment support, migration and tuning. Axeda also provides a range of educational and support services to assure successful 24x7 ongoing operation.

STRATEGIC ALLIANCES

We have and will continue to enter into strategic alliances with experienced technology, systems, consulting and distribution companies carefully selected for their expertise in systems integration, hardware, software, enterprise applications and other critical services. Our existing relationships include:

•	IBM-Life Sciences. IBM selected us as a Life Sciences Partner to bring the benefits of autonomic computing to enable diagnostic device manufacturers with automated remote monitoring, management, and service solutions.

•	Electronics For Imaging, Inc. (EFI). We have partnered with EFI, a leader in software and hardware imaging solutions for network printing, to develop and market DRM-based products for the office and print production systems marketplace.

•	Hitachi High-Technologies Corporation (HHT). HHT, a high-technology trading company and equipment maker, selected us as its partner for its new DRM managed services business. HHT initially licensed the Axeda DRM system for its Japanese application service provider center. HHT has also entered into a reseller agreement with us to resell the Axeda DRM system to industrial companies in multiple markets such as facilities management, various kinds of production equipment, industrial automation and office equipment.

•	Agrex, Inc. Agrex, one of Japan’s major information technology system solution providers, entered into a reseller agreement with us to offer the Axeda DRM system as part of its comprehensive solutions offering.

•	Integration Technologies Group, Inc. (ITG). We have partnered with ITG, a system integrator specializing in government contracting, to help us attract and execute business in the government business sector.

•	ColoSpace, Inc. We selected ColoSpace as our supplier of hosting services for our customers. We introduced our hosting services both to help accelerate the adoption of DRM and to generate additional revenue.

•	Technology Partners. The Axeda DRM system is built on standards-based IT infrastructure, and we have partner relationships with our suppliers. Our technology partners include Actuate Corporation, BEA Systems, Inc., IBM, Oracle Corporation and Sun Microsystems, Inc.

SALES AND MARKETING

Our sales and marketing strategy is focused on target account selling in specific industries. The majority of our direct sales resources are targeted toward direct sales of DRM to large OEMs in the United States, Europe and Japan. We apply an integrated sales and marketing strategy with target account marketing efforts focused on media and analyst relations, product marketing, web sites, sales tools, targeted lead generation, executive events, direct marketing promotions and trade shows in target industries. These direct resources are leveraged in the industrial automation market through a network of OEMs, distributors and systems integrators who sell our industrial automation products to end users

CUSTOMERS

We target our DRM solutions to OEMs that build and support intelligent devices in industries that have significant service costs and uptime requirements. We currently serve Global 2000 companies in the medical instrument, life sciences, enterprise technology, office and print production systems and industrial and building automation industries. Our customers include Abbott Laboratories, Applied Biosystems Group, Bayer A.G., Beckman Coulter Inc., The Boeing Company, BrainLAB GmbH, CERN, Chiron Corporation, Comverse Technology, Inc., Egenera, Inc., Elekta AB, EMC Corporation, Fr. Sauter AG, Fuji Photo Film USA, Inc., Fujifilm Medical Systems USA, Inc., Hitachi High-Technologies Corporation - Kasado Works, Idexx Laboratories, Inc., Kodak Versamark, Inc., Network Appliance, Inc., Noritsu Koki Co., Ltd., Olympus Diagnostic Systems Group, Tecan Group, Varian Medical Systems, Inc., Wako Pure Chemical Industries, Ltd. and Xeikon International NV.

The following examples illustrate how our customers are using Axeda DRM to enhance and expand their businesses.

•	Applied Biosystems Group (ABI), a provider of DNA analyzers to the world’s top researchers including the Human Genome Project, develops and markets instrument-based systems, reagents, software, and contract services to the life science industry and research community. Applied Biosystems is utilizing the Axeda DRM system in its new ABI PRISM® 3730/3730xl DNA analyzers, so it can access the operational parameters within each device remotely and perform the remote diagnostics, preventative maintenance, failure prediction and proactive notification that will decrease the downtime of these data-rich, high-speed DNA analyzers. ABI’s implementation of Axeda DRM is marketed under the name BioMonitorSM Service.

•	Network Appliance, Inc. (NetApp) is a world leader in open network storage solutions for today’s data-intensive enterprise, providing technology, product and partner solutions that continue to drive the evolution of storage. NetApp has implemented the Axeda DRM system to extend its award-winning services with new proactive customer support capabilities for its full-line enterprise storage solutions. Axeda DRM is helping NetApp be even more responsive with automated, proactive service offerings that help meet its customers’ objectives of maximum system uptime and minimum total cost of ownership. NetApp’s implementation of Axeda DRM is marketed under the name NetApp™ Support Console.

•

Fuji Photo Film USA, Inc. is a subsidiary of Fuji Photo Film Co., Ltd., a $24 billion leader in digital imaging. Fuji Photo Film USA delivers technology solutions to meet the imaging and information needs of retailers, consumers, professionals and business customers. Fuji Photo Film USA has licensed Axeda DRM to enable proactive customer support for its photo-finishing retail and commercial customers. Using Axeda DRM, Fuji Photo Film USA continuously monitors the operational parameters of mini labs, printers, servers, and customer-

facing kiosks at retail customers and professional photo processing labs, preventing the costly effects of downtime and unnecessary field service visits. Fuji Photo Film USA markets its Axeda DRM-enabled solution as Fujifilm Intelligent Device Services (FIDS).

For the year ended December 31, 2004, our top five customers accounted for $3.7 million, or 29%, of our total revenues.

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

For the years ended December 31, 2004, 2003 and 2002, our DRM business had research and development expenditures, excluding non-cash compensation, totaling $4.0 million, $5.0 million and $7.2 million, respectively.

The majority of our DRM product line is developed at our research and development headquarters in Mansfield, Massachusetts.

COMPETITION

Competition for DRM solutions within the M2M market is emerging and expected to grow stronger. The principal competitive factors that affect our performance in the DRM market are:

•	our ability to effectively market and sell our products;

•	our customer service and support;

•	our product reputation, quality and performance; and

•	the price and features of our products such as adaptability, scalability, the ability to integrate with other products, functionality, and ease of use.

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

Although Axeda has established a leadership position in the markets we serve, a number of vertical market solution suppliers have also begun to market device management infrastructures for use in specific industries. Today, companies such as Brooks-PRI Automation, Inc. (semiconductor), Questra Corporation (medical and office), NextNine, Ltd. (enterprise technology and telecom) and Motive, Inc. (enterprise technology and telecom), compete in specific market segments that we operate in.

We also expect to see new or increased competition from several areas, including device-networking companies from the broader M2M market and providers of industrial automation products.

We expect competition to intensify as the DRM market matures. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market.

INTELLECTUAL PROPERTY

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. In June of 2004, we were awarded a patent by the United States Patent and Trademark Office (No. 6,757,714) for a key element of our Firewall-Friendly™ method of communication over the Internet. The patent protects one of our inventions relating to enabling remote “devices” — machines, appliances, instruments, and computers — to securely communicate their health and status to enterprise computer systems. We also have an additional eleven patent applications pending in the United States and seven patent applications pending internationally with respect to our DRM technology. We have registered the trademark “AXEDA” in the U.S. Patent and Trademark Office, and have numerous corresponding trademark registrations or applications filed for “AXEDA” in foreign jurisdictions. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors and corporate partners, as appropriate, and limit access to and distribution of our software, documentation and other proprietary information. Further, our software licensing agreements provide for protection of our intellectual property within our software.

EMPLOYEES

As of March 18, 2005, we employed 90 individuals. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information in this Annual Report on Form 10-K and the information incorporated by reference herein, you should carefully consider the risks described below before purchasing our common stock. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

IF WE FAIL TO COMPLY WITH THE CONDITIONS OF OUR EXCEPTION PERMITTING OUR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET, OUR COMMON STOCK WILL BE DELISTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE AND YOU MAY EXPERIENCE A DECLINE IN YOUR ABILITY TO TRADE OUR STOCK.

We have been granted continued inclusion on The Nasdaq SmallCap Market by a Nasdaq Listing Qualifications Panel, or the Panel, under an exception to the stockholders’ equity/market value of listed securities/net income requirement and the minimum bid price requirement, as set forth in Nasdaq Marketplace Rules 4310(c)(2)(B) and 4310(c)(4). This continued inclusion on The Nasdaq SmallCap Market is pursuant to the following conditions:

•	On or before April 30, 2005, we must publicly announce that we plan to report stockholders’ equity of at least $2.5 million as of March 31, 2005 on an actual basis.

•	If, on or before April 30, 2005, we show stockholders’ equity of at least $5.0 million, then we will have an extension through August 15, 2005 to evidence compliance with the $1.00 closing bid price requirement, and immediately thereafter, a closing bid price of at least $1.00 per share for at least ten consecutive business days (or such longer period requested by The NASDAQ Stock Market, or Nasdaq, to demonstrate our ability to maintain long-term compliance with the minimum bid price requirement).

•	If we do not show stockholders’ equity of at least $5.0 million on or before April 30, 2005, then we must show compliance with the $1.00 closing bid price requirement on or before June 30, 2005 and a closing bid price of at least $1.00 per share for at least ten consecutive business days (or such longer period requested by Nasdaq to demonstrate our ability to maintain long-term compliance with the minimum bid price requirement).

•	Our financial statements contained in all periodic reports filed with the Securities and Exchange Commission and Nasdaq for reporting periods ending on or before April 30, 2006 must evidence stockholders’ equity of at least $2.5 million.

If we fail to evidence stockholders’ equity of at least $2.5 million or otherwise fail to satisfy any other requirement for continued listing, then the Panel will promptly conduct a written or oral hearing with respect to the failure and render a determination with respect to our continued listing on The Nasdaq SmallCap Market, which could result in a delisting of our common stock. The Panel will continue to monitor our ongoing compliance with the minimum stockholders’ equity threshold until we have demonstrated an ability to sustain compliance with the rule. In addition, the Panel has reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities inadvisable or unwarranted.

If we are unable to maintain our listing on The Nasdaq SmallCap Market, our common stock will be delisted from The Nasdaq SmallCap Market and we will likely seek to list our common stock on the OTC Bulletin Board or another quotation system, market or exchange for which we could then qualify. We cannot guarantee, however, that if we are unable to maintain our listing on The Nasdaq SmallCap Market that we would be eligible for listing on the OTC Bulletin Board or another quotation system, market or exchange, or, that if we do become listed on the OTC Bulletin Board or another quotation system, market or exchange that there would be no interruption in the trading of our common stock or that we would be able to maintain our listing on such quotation system, market or exchange. If our common stock is not listed on any quotation system, market or exchange, we could incur penalties under certain agreements to which we are a party, including under the terms of our agreements relating to the convertible promissory notes and warrants we issued to

Laurus Master Fund, Ltd., or Laurus, on October 5, 2004 which provide for penalties if our stock is not listed for more than three consecutive trading days. In addition, if our common stock is delisted from The Nasdaq SmallCap Market, or if our common stock is not listed on any other quotation system, market or exchange for any period, the market price of our common stock could decline and you may experience difficulty in trading our stock, regardless of whether we are able to list our common stock on another quotation system, market or exchange.

WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY OUR OBLIGATIONS TO LAURUS WHEN THEY BECOME DUE.

If we are not able to use shares of our common stock to repay the principal and interest on the convertible term note, or the Note, held by Laurus, we may not have sufficient funds to repay Laurus when our debt obligations to Laurus become due. Laurus must convert the monthly principal and interest into shares of our common stock if the following criteria are met:

•	the average closing price of our common stock as reported by Bloomberg, L.P. on the principal trading exchange or market for our common stock for the five trading days immediately preceding the repayment date is greater than or equal to 110% of the conversion price of the Note (based upon the current conversion price of $0.48, the average closing price would need to be $0.53);

•	the amount of such conversion cannot exceed 25% of the aggregate dollar trading volume of our common stock for the previous 10 trading days;

•	there must be an effective registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible or an exemption from registration must be available pursuant to Rule 144 of the Securities Act; and

•	there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus’ option.

In addition, we will not be able to issue more than 6,491,440 shares of common stock at a price of below $0.47 unless these issuances are approved by our stockholders.

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

THE TERMS OF OUR DEBT OBLIGATIONS TO LAURUS SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a net loss of approximately $9.7 million for the year ended December 31, 2004. To date, we have not achieved operating profitability on an annual basis and have an accumulated deficit of $146.2 million as of December 31, 2004. We have invested and continue to invest significant resources in product development, selling and marketing, services and support, and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

OUR FUTURE SUCCESS DEPENDS UPON THE ACCEPTANCE OF OUR DRM SYSTEM SOLUTIONS.

Our future growth will be driven by sales of Axeda DRM systems and related services. We acquired eMation, Ltd., or eMation, in December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM system and also continue to separately sell Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our industrial automation business. The market for DRM system solutions is new and evolving. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

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

Our sales cycle is lengthy and may be subject to business cycles. Our DRM system sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our DRM system sales cycle may also depend on a number of additional factors, including but not limited to the following:

•	the complexities of the problems our solutions address;

•	the breadth of the solution required by the customer, including the technical, organizational and geographic scope of the license;

•	the sales channel through which the solution is sold;

•	the economic conditions in the United States and abroad; and

•	any other delays arising from factors beyond our control.

Furthermore, our software license revenues may result from a relatively small number of sales, some of which may generate disproportionately large revenues.

VARIATIONS IN THE LENGTH OF OUR SALES CYCLES COULD CAUSE REVENUES TO FLUCTUATE GREATLY FROM PERIOD TO PERIOD.

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

IT MAY BE DIFFICULT, TIME-CONSUMING AND EXPENSIVE FOR OUR CUSTOMERS TO INTEGRATE OUR DRM SOLUTIONS WITH THEIR PRODUCTS, AND THEY MAY BE UNABLE TO DEPLOY THEIR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR DRM SOLUTIONS.

Our customers often desire to integrate our DRM solutions with their existing products, computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our customers’ products. As a result, some customers may have difficulty or be unable to integrate our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective integration of our DRM solutions may limit our ability to expand our revenues, and may result in customer dissatisfaction, causing harm to our reputation.

WE HAVE UNDERTAKEN A NUMBER OF MEASURES TO REDUCE OUR OPERATING EXPENSES AND THESE AND OTHER EXPENSE REDUCTION MEASURES MAY HAVE NEGATIVE CONSEQUENCES.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash, including reducing our number of global offices by more than 50%, reducing staffing levels by 53% by eliminating or not replacing 111 employees, engaging partners to provide us with variable staffing capabilities to meet peak demand periods and by closely monitoring our infrastructure costs. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to have a negative effect on our business and operations. The extent and ramifications of these measures will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. We continue to evaluate our cost structure, and continue to take additional measures to reduce expenses. We recorded charges of $1.4 million in 2004 to reduce staffing levels and further consolidate our operations.

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

Our future growth will be limited if:

•	we fail to work effectively with indirect distribution channels;

•	we fail to increase the number of indirect distribution channels with which we have relationships;

•	the business of one or more of our indirect distribution channels fails; or

•	there is a decrease in the willingness and ability of our indirect distribution channels to devote sufficient resources and efforts to marketing and supporting our products.

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

OUR BUSINESS MODEL DEPENDS UPON LICENSING OUR INTELLECTUAL PROPERTY, AND IF WE FAIL OR ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

Our ability to compete depends substantially upon our internally developed technology. We have a program for securing and protecting rights in patentable inventions, trademarks, trade secrets and copyrightable materials. However, there can be no assurance that we have taken or will take all necessary steps to protect our intellectual property rights. Our present financial condition may make it more difficult for us to fully enforce our intellectual property rights. If we are not successful in protecting our intellectual property, our business could be substantially harmed. We regard the protection of patentable inventions as being important to our business. We currently have one United States patent granted and eleven United States patent applications pending relating to our DRM business and seven patent applications pending internationally. It is possible that our pending patent applications may not result in the issuance of patents or that our patents may not be broad enough to protect our proprietary rights.

We rely on a combination of laws, such as patent, copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Despite any precautions which we have taken:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	other companies may claim common law or other trademark rights based upon state or foreign law which precede our registration or use of such marks;

•	current federal laws that prohibit software copying provide only limited protection from software pirates, and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries;

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we are unable to determine the extent to which piracy of our products and trademarks may occur, particularly overseas;

•	certain of our products are licensed under shrink-wrap license agreements that are not signed by licensees and therefore may not be binding under the laws of certain jurisdictions; and

•	tamper-resistant copy protection codes and security buttons may not be successful in preventing unauthorized use of our software.

The laws of other countries in which we market our products might offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could significantly harm our business.

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits, such as the complaint we filed on June 30, 2004 against one of our competitors for infringement of our recently issued patent entitled “Reporting the State of an Apparatus to a Remote Computer,” and the patent infringement lawsuit filed in November 2004 against us by one of our competitors charging us with infringement of U.S. Patent No. 6,377,162, are likely to be expensive to resolve and may not be successful, and will require management’s time and resources and, therefore, could harm our business.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND REDUCED SALES BECAUSE OF DEFECTS IN OUR PRODUCTS.

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers’ networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience device or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

•	delay or loss of revenues;

•	customers could cancel a contract due to defects;

•	diversion of development resources;

•	increased product development costs;

•	damage to our reputation;

•	delay or diminished market acceptance of our products;

•	increased service and warranty costs; and

•	litigation costs.

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

SUBSTANTIAL LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS EXISTS IN OUR INDUSTRY AND WE ARE CURRENTLY SUBJECT TO PATENT INFRINGEMENT LITIGATION THAT COULD HARM OUR BUSINESS.

In June 2004, we filed a complaint in U.S Federal District Court in Massachusetts against Questra Corporation, one of our competitors, for patent infringement. In November 2004, Questra filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California seeking injunctive relief and unspecified monetary damages. Our defenses against the suit brought by Questra may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from this suit due to uncertainty regarding the ultimate outcome. We expect that the Questra litigation will result in future legal and other costs to us, regardless of the outcome, which could be substantial.

There is also a risk that other third-parties, including current and potential competitors and current developers of our intellectual property, will claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. Software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us.

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we have violated the intellectual property rights of Questra or others. The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management’s time. We cannot assume that we will prevail in intellectual property disputes regarding infringement, misappropriation or other disputes. Litigation in which we are accused of infringement or misappropriation might cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all, or require us to pay substantial damages, including triple damages if we are held to have willfully infringed a third party’s intellectual property. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

WE HAVE RECEIVED NOTICES OF CLAIMS RELATED TO OUR FORMER PC PRODUCTS (OR DIGITAL MEDIA PRODUCTS) REGARDING THE ALLEGED INFRINGEMENT OF THIRD PARTIES’ INTELLECTUAL PROPERTY RIGHTS THAT MAY CAUSE US TO PAY DAMAGES.

Some third parties claim to hold patents covering various aspects of digital television, or DTV, high-definition television, or HDTV, and digital versatile disc, or DVD, technology incorporated into our former PC products and our former PC customers’ digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers’ digital media products infringe upon patents held by them, including the following:

•	A group of companies formed a consortium known as MPEG LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that were incorporated into our former PC products.

•	Another group of companies formed a consortium known as DVD6C (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that were incorporated into our former PC products.

•	Another consortium of companies, commonly known as 3C, notified a number of DVD product manufacturers that the members of the consortium hold patents that are essential to DVD technology, and have requested that such companies pay license royalties for the use of the technology covered by the 3C patents.

If MPEG LA, DVD6C, 3C or any other third party proves that our former digital media products infringe their proprietary rights, we may be required to pay substantial damages for such past infringement.

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys’ fees, that they are required to pay or agree to pay to these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several of our former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions, which could have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS SUCH AS LEGAL UNCERTAINTY, TARIFFS AND TRADE BARRIERS AND POLITICAL AND ECONOMIC INSTABILITY.

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including France, Switzerland, Japan, Germany, the Netherlands and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France. For the year ended December 31, 2004, we derived approximately 56% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources in order to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products into our international operations.

Additional risks related to selling and operating in foreign countries include, among others:

•	legal uncertainty regarding liability;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	tariffs, trade barriers and other regulatory barriers;

•	problems in collecting accounts receivable;

•	political and economic instability;

•	changes in diplomatic and trade relationships;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	complexity and unexpected changes in local laws and regulations;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial accounting and reporting burdens and complexities.

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. As of December 31, 2004 we have paid royalties to the OCS in the aggregate amount of $1.4 million. As of December 31, 2004, the remaining $0.4 million of principal liability is accrued in accrued expenses. In March 2005, we paid royalties to the OCS of $0.2 million. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of December 31, 2004, $0.3 million is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

As of December 31, 2004, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 4.2 million shares, or approximately 13%, of our outstanding common stock. Assuming the exercise of all stock options exercisable by them within 60 days of December 31, 2004, they would have, in the aggregate, beneficially owned approximately 5.5 million shares, or approximately 16%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

In May 2002, we entered into a sublease for approximately 35,000 square feet of space in an office building in Mansfield, Massachusetts. This facility is leased at an annual rental of approximately $310,000, plus operating expenses (approximately $170,000 per year), utilities and taxes, and is used for research and development, sales and support, services and administrative activities. The sublease commenced in June 2002 and expires in July 2007.

In September 2002, we entered into a lease for approximately 4,500 square feet of space in Malvern, Pennsylvania. This facility is leased at an annual rental of approximately $42,000, plus operating expenses (approximately $17,000 per year), utilities and taxes, and is used for administrative activities. The lease commenced in December 2002 and expires in November 2005. We vacated these premises in November 2004 and are seeking a subtenant for the balance of the lease term.

We currently lease an international sales office in France with a total of approximately 9,000 square feet of space. Annual rental for this office is $143,000 for years 2005 through 2009 and $161,000, thereafter. The lease for our office in France expires in 2011, but is cancelable without penalty in 2008, upon six months written notice.

We believe our current facilities will be adequate to fulfill our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

SECURITIES CLASS ACTION

Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled “In re RAVISENT Technologies, Inc. Securities Litigation.” Pursuant to the Court’s consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7 million. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. Although we believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions, we plan to settle the litigation pursuant to the September 23, 2004 agreement in principle. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7 million. Under the terms of the settlement, our insurers have paid the settlement amount into an interest-bearing account for the benefit of the class pending final approval of the settlement by the Court. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was held on April 6, 2005. At the hearing, the presiding judge indicated that he would approve the settlement. We are awaiting the final order.We have been informed by our directors’ and officers’ liability insurance carriers that the full amount of the cash settlement will be paid by them. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. However, failure to successfully defend this action could harm our results of operations, liquidity and financial condition.

SECURITIES ALLOCATION CLASS ACTION

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors, who purchased our stock between July 15, 1999 and December 6, 2000. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and our officers and directors. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws, because it did not disclose these arrangements. The action seeks damages in an unspecified amount. Similar “IPO allocation” actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York.

Our board of directors approved a settlement agreement and related agreements which set forth the terms of a settlement among us, our officers and directors, the plaintiff class, the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with these companies. Among other provisions, the settlement agreement provides for a release of us and our officers and directors for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation we have to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The presiding judge, Judge Scheindlin, ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties without barring the parties from pursuing other claims. A conference with Judge Scheindlin is scheduled to be held on April 11, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the Court’s opinion, or that the Court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement currently before the Court, as revised in accordance with the preliminary approval order, is accepted by the Court, then we anticipate that any potential financial obligation we may have to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. However, failure to successfully defend this action could harm our results of operations, liquidity and financial condition.

IPM

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleged breach of an agreement between IPM and our wholly-owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claimed damages of $15 million for breach of contract and fraud, and unspecified punitive damages and attorney’s fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and provided further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend its complaint on February 19, 2004, which was granted on March 30, 2004, and which withdrew its fraud complaint and modified its breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM’s products. We filed a motion seeking summary judgment on March 9, 2004. On April 13, 2004, we filed a supplement to our motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004 and our motion for summary judgment was heard on May 18, 2004.

On June 22, 2004, the Court issued an order granting our motion for summary judgment and dismissing IPM’s claims against us. The parties then entered into a written settlement agreement and mutual general release dated January 14, 2005 which called for a “walk-away” settlement with no money or other consideration being exchanged. In connection with the settlement the parties also executed a written stipulation for dismissal of the action with prejudice. The stipulation for dismissal was filed on February 9, 2005 and the entire action was dismissed with prejudice.

QUESTRA

On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly method of communication over the Internet. Our U.S. patent (No. 6,757,714) is titled “Reporting The State Of An Apparatus To A Remote Computer.” The patent protects one of our inventions relating to enabling remote “devices” — machines, appliances, instruments, and computers — to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in U.S Federal District Court in Massachusetts against Questra Corporation, one of our competitors, for infringement of this patent. On November 9, 2004, Questra filed an answer to our complaint, without filing a substantive counterclaim. Discovery is ongoing.

On November 10, 2004, Questra filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California charging us with infringement of U.S. Patent No. 6,377,162 and seeking injunctive relief and unspecified monetary damages. There have been no substantive motions or rulings to date in the case, which remains pending. Discovery is ongoing.

We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We are unable to predict the outcome of this matter or reasonably estimate an amount of loss given its current status.

LEASE

In connection with our acquisition of eMation in December 2001, we recorded an unutilized lease obligation of $1.2 million. Through February 2003, we made payments under the lease totaling $0.18 million. In May 2003, the lessor provided us formal notice of termination of the lease and from June 2003 until May 2004, filed various complaints against us in Middlesex District Court, Marlborough Division in the Commonwealth of Massachusetts alleging breach of contract and seeking payment due for rent and other charges under the lease. In October 2004, we entered into a settlement and release agreement with the lessor to settle all charges, suits and claims against us. In October 2004, we signed a Withdrawal of Appeal to withdraw our appeal of the adverse District Court ruling with prejudice. Under the terms of the settlement and release agreement, we are required to pay $0.3 million, payable in two installments of $0.15 million. The first installment was paid on October 20, 2004, and the second installment is due on October 1, 2005, resulting in a balance due of $0.15 million as of December 31, 2004. As a result of the settlement, we reversed $0.7 million of the liability, which is included as a non-cash reduction of other general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. The settlement agreement provides that, upon completion of the final payment due to the plaintiff as described above, the plaintiff will execute and file with the Court a Notice of Satisfaction of Judgment to conclude the litigation.

OTHER

From time to time, we have received notices of claims of infringement of other parties’ proprietary rights and other claims in the ordinary course of our business. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on December 30, 2004. The stockholders adopted the following proposals that were submitted to a vote at such meeting: (1) to elect two of our directors; (2) to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2004; (3) to approve the adjustment to the exercise price of warrants held by Special Situations Private Equity Fund, L.P. and its affiliates, collectively SSF, from $1.69 per share to $1.35 per share; (4) to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares to allow for the full exercise of the warrant issued to SSF, to allow for the full conversion of the note and the full exercise of the warrant issued to Laurus Master Fund, Ltd. and to ensure that we have sufficient shares available for issuance pursuant to our employee benefit programs, possible acquisitions and financings, and other corporate purposes; and (5) to approve an amendment to our 1999 Employee Stock Purchase Plan to increase the total number of shares authorized for issuance under the plan from 500,000 shares to 1,000,000 shares. The results of the votes on these matters are disclosed below.

	Shares Voted For	Shares Voted Against or Withheld	Shares Abstained	Non-votes
(1) Elect Directors Robert M. Russell Jr. Bruce J. Ryan	29,627,559 29,733,140	637,203 531,622	— —	— —

(2) Ratify appointment of KPMG LLP	29,659,238	485,451	120,073	—

(3) Approve the adjustment to the exercise price of the warrants held by SSF to $1.35 per share	16,763,294	2,068,763	34,003	11,398,702

(4) Approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 50,000,000 shares to 100,000,000 shares	17,487,344	1,357,263	21,453	11,398,702

(5) Approve an amendment to our 1999 Employee Stock Purchase Plan to increase the total number of shares authorized for issuance under the plan from 500,000 shares to 1,000,000 shares	17,254,800	1,593,992	17,268	11,398,702

The following are the names of each of our other directors whose term of office continued after the annual meeting:

Directors Holding Office Until 2006: Walter L. Threadgill and Dale E. Calder

Directors Holding Office Until 2005: Paul A. Vais and James R. McDonald

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

On January 14, 2002, we changed our name to Axeda Systems Inc. and effective February 5, 2002 until August 4, 2004, our common stock was quoted on The Nasdaq National Market under the symbol XEDA. Prior to February 5, 2002 and since our initial public offering in July 1999, our common stock was quoted on The Nasdaq National Market under the symbol RVST. On August 5, 2004, our common stock began trading on The Nasdaq SmallCap Market under the symbol XEDA. Prior to July 1999 there was no public market for our common stock. Beginning March 28, 2005, the character “C” was appended to our trading symbol to identify our conditional listing on The Nasdaq SmallCap Market, and our symbol became XEDAC. The “C” will be removed from the symbol upon confirmation of our compliance with the terms of our exception and all other criteria for continued listing. On March 25, 2005, we had 32,872,670 outstanding shares of common stock held by 150 record holders, not including stockholders who beneficially own common stock held in nominee or street name. The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq National Market until August 4, 2004, and The Nasdaq SmallCap Market for periods beginning August 5, 2004.

	2004		2003
	High	Low	High	Low
First Quarter	$1.80	$0.84	$0.72	$0.31
Second Quarter	2.01	0.90	2.08	0.28
Third Quarter	1.15	0.36	1.96	1.19
Fourth Quarter	1.42	0.28	2.11	1.26

DIVIDEND POLICY

We have never declared or paid dividends on our capital stock and we do not anticipate declaring or paying cash dividends in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and the expansion of our business. In addition, we have agreements with a lender and some of our investors limiting our ability to pay cash dividends. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under all of our equity compensation plans as of December 31, 2004:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (per share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) )
Equity Compensation Plans Approved by Stockholders (1)	5,256,909	$1.39	1,910,230

Equity Compensation Plans Not Approved by Stockholders	—	—	—

(1)	Includes 601,326 shares of our common stock remaining available for future issuance under our 1999 Employee Stock Purchase Plan, as amended, and 1,308,904 shares of our common stock reserved for issuance under our 1999 Stock Incentive Plan, as amended. The number of shares reserved for issuance under our 1999 Stock Incentive Plan, as amended, is automatically increased on January 1 of each year by an amount equal to 3% of the shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,000,000 shares. On January 1, 2004, 969,282 additional shares were reserved for issuance. The table does not include 977,440 additional shares that were reserved for issuance on January 1, 2005, under our 1999 Stock Incentive Plan, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

UNREGISTERED SALES OF EQUITY SECURITIES

On October 5, 2004, we issued the Note to Laurus. In January 2005, Laurus converted a portion of the Note into 101,000 shares of our common stock at a price of $0.48 per share. In February 2005, Laurus converted an additional portion of the Note into 8,000 shares of our common stock at a price of $0.48 per share. In February and March 2005, Laurus converted 57,231 shares and 54,347 shares, respectively, for interest due on the Note. We issued these shares of common stock, totaling 220,578 shares, in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made solely to Laurus, and we restricted transfer of the securities in accordance with the requirements of the Securities Act. The recipient of the securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transaction. The shares issued upon such conversions are registered for re-sale pursuant to a Form S-3 registration statement declared effective by the Securities and Exchange Commission on January 12, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto (Item 8), and with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
Total revenues	$12,885	$13,194	$18,129	$7,589	$20,854

Net income (loss)	$(9,691)	$(13,608)	$(51,927)	$1,427	$(40,467)

Basic net income (loss) per weighted average common share outstanding	$(0.30)	$(0.48)	$(1.92)	$0.08	$(2.44)

Diluted net income (loss) per weighted average common share outstanding	$(0.30)	$(0.48)	$(1.92)	$0.07	$(2.44)

Total assets	$14,094	$20,886	$32,513	$89,106	$60,193

Long-term debt	$2,345	$—	$—	$—	$—

Notes to Selected Financial Data:

We exited our former PC business pursuant to an exclusive license with Sonic in May 2002 for a $2.0 million license fee.

On December 7, 2001, we acquired all of the outstanding shares of eMation for approximately $20 million.

We sold the assets of our IA business, excluding inventory, to Phoenix Technologies Ltd. for $18 million in March of 2001.

We sold the assets of our CE business to STMicroelectronics, NV in March 2001 for approximately $55.6 million.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with other sections of this Annual Report on Form 10-K including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.”

All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” included under Item 1. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it is made.

The preparation of our consolidated financial statements, which are the basis of the following discussion and analysis, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the reasonableness of our estimates, including those related to bad debts, intangible assets, income taxes, warranty obligations, purchase commitments and contingencies. These estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Axeda is a software and services company providing solutions in an emerging market known as Machine To Machine, or M2M. Solutions in the M2M market enable communications between people, devices, and systems and turn the resulting data into information companies can act upon. We are a leading provider of device relationship management (DRM) software and services, a segment of the M2M market focused on solutions for OEMs. Our flagship product, the Axeda DRM system helps manufacturing and service organizations increase revenue while lowering costs by proactively monitoring and managing devices deployed at customer sites around the world. Axeda DRM is a highly scalable, field-proven, and comprehensive remote management solution that leverages its patented Firewall-Friendly™ technology to enable M2M communication by utilizing the public Internet.

Our customers include Global 2000 companies in many markets including medical instrument, life sciences, enterprise technology, office and print production systems, industrial, and building automation. Representative customers include: Abbott Laboratories, Kodak Versamark, Inc. and Network Appliance, Inc.

On December 7, 2001, we acquired all of the outstanding shares of eMation, Ltd. The acquisition gave us an entry into the DRM market. During 2002 our revenues were increasingly generated from selling DRM products, and for 2003 and 2004, substantially all of products of our revenues were generated from selling DRM products and services. Our revenues in 2001 were substantially generated from sales of products of our former PC business, our former IA business, and our former CE business. We sold the assets of our IA business, excluding inventory, to Phoenix Technologies Ltd. for $18 million in March of 2001. We also sold the assets of our CE business to STMicroelectronics, NV in March 2001 for approximately $55.6 million. We exited the PC business pursuant to an exclusive license with Sonic IP, Inc. in May 2002 for a $2.0 million license fee.

In the second quarter of 2002, we foresaw that revenue would be short of our expectations due to the macroeconomic climate impacting capital spending as well as slower than expected development of the DRM market. As a result, beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations and decrease our operating losses and corresponding use of cash. Due to the lower revenue and our lower market capitalization, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized a goodwill and identified intangible asset impairment charge of approximately $22.4 million in 2002. No such charge was recorded in 2003 or 2004. In 2002, 2003 and 2004, we reduced staffing levels, terminated certain leases and consolidated our operations resulting in charges of approximately $1.9 million, $1.4 million and $1.4 million, respectively. Combined with our expected continued year over year growth in DRM system revenues, we believe that future operating losses will be lower than historical levels. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

We currently operate in three principal regions: the United States, Europe and Japan. Overall revenues declined by $0.3 million and $4.9 million in 2004 and 2003, respectively, due to our exit from the PC and IA businesses. Despite the continued difficult capital spending climate, our DRM revenues increased by $0.1 million in 2004 due to increases in the U.S., partially offset by decreases in Europe and Japan, and $1.7 million in 2003, mainly due to increases in the U.S. and Japan, while Europe was relatively unchanged. These net increases were driven by an accelerated acquisition of new customer accounts, as well as additional spending by our existing customers. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will increase in 2005 due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

For 2004, our operating expenses decreased by $4.5 million, or 20%, compared to the prior year. For 2003, our operating expenses decreased by $38.5 million, or 63%, compared to the prior year. This reflects a reduction in our cost structure and the goodwill and identified intangibles charge of $22.4 million in 2002.

On October 5, 2004, we entered into definitive agreements with Laurus pursuant to which we issued to Laurus a Note in the principal amount of $4.5 million convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. We also issued to Laurus a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years. The Note has a term of three years and accrues interest at the prime rate plus 2% per year. Interest on the principal amount is payable monthly, in arrears until the maturity date. The minimum monthly principal repayment of $0.15 million commences on May 1, 2005, and continues through the October 5, 2007 maturity date. Principal and interest are payable in shares of common stock if certain criteria are met.

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors affiliated with Special Situations Private Equity Fund, L.P., collectively SSF, in a private investment in public equity, or PIPE, financing. The shares were sold at a price of $1.22 per share with net proceeds of approximately $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. Our transaction with Laurus triggered an adjustment to the exercise price of the SSF warrants. The effect of this adjustment was to make the SSF warrants exercisable for an additional 655,747 shares, or 3,114,797 shares in the aggregate, at an adjusted exercise price of $1.35 per share.

In February 2005, we amended several of our agreements with Laurus and SSF. We amended the Registration Rights Agreement with SSF to make any liquidated damages that may arise payable in unregistered shares of common stock, rather than cash and obligate us to use our best efforts to subsequently register the shares. We amended the Securities Purchase Agreement and Registration Rights Agreement with Laurus to make any liquidated damages that may arise payable in a warrant to purchase unregistered shares of common stock, rather than cash and obligate us to use our best efforts to subsequently register the underlying shares. Effective in February 2005, as a result of these amendments, the accounting and reporting requirements of Financial Accounting Standards Board’s Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, will no longer apply. If the agreements had been amended as of December 31, 2004, we would have reported stockholders’ equity of $4.0 million.

At December 31, 2004, our cash and cash equivalents balance was $2.4 million compared with $9.6 million at December 31, 2003.

Geographic Areas

Information pertaining to revenues attributed to our country of domicile, the United States of America, foreign sales in total and individual foreign countries is included in Note 13 of the notes to the consolidated financial statements, filed herewith at “Item 8: Financial Statements and Supplementary Data.” Revenues from individual countries are based upon information available to us regarding our customers’ country of domicile.

Information pertaining to long-lived assets is included in Note 10 of the notes to the consolidated financial statements, filed herewith at “Item 8: Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth, for the periods indicated, the dollar amounts and the dollar amounts expressed as a percentage of total revenues reflected in our consolidated statements of operations:

	Year Ended December 31,
	2004		2003		2002
	$‘000’s	%	$ ‘000’s	%	$ ‘000’s	%
Revenues:
License	$8,033	62.3%	$9,134	69.2%	$12,772	70.5%
Services and maintenance	4,693	36.5	3,737	28.3	3,124	17.2
Hardware	159	1.2	323	2.5	2,233	12.3

Total revenues	12,885	100.0	13,194	100.0	18,129	100.0

Cost of revenues:
License	589	4.5	1,292	9.8	2,849	15.7
Services and maintenance	3,399	26.4	3,694	28.0	4,210	23.2
Hardware	—	—	1	—	1,288	7.1
Software amortization	448	3.5	634	4.8	1,943	10.7

Total cost of revenues	4,436	34.4	5,621	42.6	10,290	56.7

Gross profit	8,449	65.6	7,573	57.4	7,839	43.3

Research and development (R&D)
Non-cash compensation	2	0.1	102	0.8	163	0.9
Other R&D expense	4,013	31.1	4,992	37.8	7,162	39.5
Sales and marketing (S&M)
Non-cash compensation	43	0.3	31	0.2	71	0.4
Other S&M expense	6,974	54.1	8,421	63.8	16,642	91.8
General and administrative (G&A)
Non-cash compensation	68	0.5	476	3.6	1,304	7.2
Other G&A expense	5,781	44.9	7,421	56.3	11,000	60.7
Provision for doubtful accounts (net of recoveries)	34	0.3	(15)	(0.1)	(45)	(0.2)
Depreciation and amortization	1,124	8.7	1,123	8.5	1,552	8.6
Special charges	—	—	—	—	820	4.5
Impairment charges	—	—	—	—	22,413	123.6

Total operating costs	18,039	140.0	22,551	170.9	61,082	336.9

Operating loss	(9,590)	(74.4)	(14,978)	(113.5)	(53,243)	(293.7)
Gains (losses) on disposals of assets	110	0.8	743	5.7	(138)	(0.7)
Interest income (expense), net	(367)	(2.8)	19	0.1	441	2.4
Other income (expense), net	367	2.8	806	6.1	554	3.1

Loss before provision for income taxes (benefit)	(9,480)	(73.6)	(13,410)	(101.6)	(52,386)	(288.9)
Provision for income taxes (benefit)	211	1.6	198	1.5	(459)	(2.5)

Net loss	$(9,691)	(75.2)%	$(13,608)	(103.1)%	$(51,927)	(286.4)%

Revenues. Total revenues for the year ended December 31, 2004 decreased by $0.3 million, or 2%, to $12.9 million from $13.2 million in the previous year. For the year ended December 31, 2004, sales of our DRM solutions increased $0.1 million, while sales of our IA inventories and PC license and services decreased by $0.4 million compared to the prior year.

Currency movements in 2004 and 2003 increased revenues by $0.6 million and $1.0 million, respectively, due to more favorable exchange rates. Increases in net revenues due to currency movements are primarily due to the weakness versus the respective prior year of the U.S. dollar against the Euro, British pound and Japanese yen. Although we cannot predict the future movements in currency rates, any strengthening of the U.S. dollar against these foreign currencies will have an unfavorable impact on our revenues in 2005. Currency effects on our revenues for 2002 were insignificant.

Total revenues for the year ended December 31, 2003 decreased by $4.9 million, or 27%, to $13.2 million from $18.1 million in the previous year. For the year ended December 31, 2003, sales of our DRM solutions increased $1.7 million, while sales of our IA inventories and PC license and services decreased by $6.7 million compared to the prior year.

License revenues for the year ended December 31, 2004 decreased by approximately $1.1 million to $8.0 million, from $9.1 million in the previous year. Lower DRM license sales from new accounts for the year ended December 31, 2004 compared to the previous year contributed $0.9 million to the license revenue decrease while the discontinuation of our former PC business contributed $0.2 million to the decrease. We believe the decrease in new DRM orders was due in part to new customers’ questions concerning our financial viability. License revenues for the year ended December 31, 2003 decreased by approximately $3.6 million to $9.1 million, from $12.8 million in the previous year. The decrease in license revenues was mainly attributable to the discontinuation of our former PC business, which declined by $4.3 million and was partially offset by an increase in DRM license revenues of approximately $0.6 million for the year ended December 31, 2003. Due to the complete shift from our legacy PC and IA businesses to our DRM product line, we do not expect any future license revenues from our former businesses, and we expect DRM system license revenues to increase as our DRM systems are more widely adopted.

Services and maintenance revenues for the year ended December 31, 2004 increased $1.0 million from the prior year to $4.7 million, due to increased demand for professional services from existing DRM installations, as well as additional maintenance plans sold with our DRM systems. Services and maintenance revenues for the year ended December 31, 2003 increased $0.6 million from the prior year to $3.7 million, due to a greater demand for professional services in connection with existing DRM installations, as well as additional maintenance plans sold with our DRM systems. We anticipate services and maintenance revenues will increase as we sell to new customers and also leverage our existing customer base.

Hardware revenues decreased by $0.2 million to $0.2 million, and by $1.9 million to $0.3 million for the years ended December 31, 2004 and December 31, 2003, respectively, due to decreased sales of fully-reserved, outdated components for our former Internet appliances and Internet set-top boxes. In the future, we expect hardware sales to be minimal due to decreasing quantities available and the uncertainty of future sales of these products.

For the years ended December 31, 2004 and 2003, our top five customers accounted for $3.7 million and $2.9 million, or 29% and 22% of our revenues, respectively. In the future, we expect our revenues to be less concentrated as sales of our software and services span a wider customer base. There has also been a shift in industry-wide buying patterns for enterprise software, from large up-front purchases to smaller, more frequent purchases over time. Finally, the introduction of our hosted offering is also expected to reduce revenue concentration in the future.

We sell our DRM solutions primarily to companies in the industrial and building automation, high technology devices, medical instrumentation and office automation industries. For the years ended December 31, 2004 and 2003, customers based in North America accounted for 44% of our revenues. In the year ended December 31, 2002, customers based in North America accounted for 57% of our revenues. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues.

Cost of Revenues. Cost of revenues for the year ended December 31, 2004 decreased $1.2 million from the prior year to $4.4 million. The decrease was due to: a decrease in PC license and service expense of $0.2 million and $0.3 million, respectively, due to our exit from the PC business; a decrease in software amortization expense of $0.2 million, due to our developed technology intangible asset becoming fully amortized in 2004; and a decrease in other license fees of $0.5 million. Cost of revenues for the year ended December 31, 2003 decreased $4.7 million from the prior year to $5.6 million. The decrease was due to: a decrease in PC license and service expense of $1.5 million and $0.5 million, respectively, due to our exit from the PC business; a decrease in hardware expense of $1.3 million, due to our exit from the IA business; a decrease in software amortization of $1.3 million, due to the impairment of the related intangible assets in 2002; and a decrease in other license fees of $0.2 million.

Cost of revenues for license fees for the year ended December 31, 2004 decreased by approximately $0.7 million, compared to the prior year. The $0.7 million decrease for the year ended December 31, 2004 is due to decreased license fees associated with our discontinued PC products of $0.2 million, a prior year impairment charge related to unutilized software licenses of $0.2 million, decreased DRM royalty expense of $0.2 million, and reductions for estimated liabilities of $0.1 million. Cost of revenues for license fees for the year ended December 31, 2003 decreased by approximately $1.6 million compared to the prior year, mainly due to a decrease in costs associated with our former PC products, caused by our exit from the PC business. We expect our cost of license fees as a percentage of license revenues to decline, as our license revenues are now comprised entirely of our DRM products.

Cost of revenues for services and maintenance for the year ended December 31, 2004 decreased by $0.3 million from the prior year due to a decrease in staff and staff related expense and travel expense which contributed $0.2 million and $0.1 million, respectively. Cost of revenues for services and maintenance for the year ended December 31, 2003 decreased by $0.5 million from the prior year due to a decrease in PC services expense, as a result of our exit from the PC business. We expect our cost of services and maintenance as a percentage of services and maintenance revenues to decrease as we optimize our service teams to meet our current business requirements.

Cost of revenues for hardware sales for the years ended December 31, 2004 and 2003 were nil, due to hardware inventory being fully reserved as of December 31, 2002. Cost of revenues for hardware sales for the year ended December 31, 2002, were $1.3 million. In the future, we expect hardware cost of revenues to continue to be minimal.

Software amortization of our developed and core technologies for the year ended December 31, 2004 decreased by $0.2 million compared to the prior year, due to the full amortization of our developed technology. Software amortization of our developed and core technologies for the year ended December 31, 2003 decreased by $1.3 million compared to the prior year, due to the impairment of our identified intangible assets in the fourth quarter of 2002 that resulted in a decrease to the carrying amount of those assets, and therefore a lower amortizable cost. For the year ending December 31, 2005, we expect non-cash amortization of acquired technology to continue to represent approximately $0.4 million of our cost of revenues.

Currency movements in 2004 and 2003 increased expenses (operating and cost of revenues) by $0.6 million and $1.0 million, respectively, due to unfavorable exchange rates. Increases in expenses due to currency movements are due primarily to the weakness versus prior year of the U.S. dollar against the Euro, the British pound and the Japanese yen. Although we cannot predict the future movements in currency rates, any strengthening of the U.S. dollar against these foreign currencies will have a favorable impact on our expenses. Currency effects on our expenses for 2002 were insignificant.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $0.9 million, or 12%, to $8.4 million, compared to the prior year. The increase in gross profit was due to increases in the improved DRM service and maintenance gross profit and decreases in software amortization expense which contributed $1.3 million and $0.2 million to the gross profit increase, respectively, partially offset by decreases in gross profit of license and hardware sales of $0.4 million and $0.2 million, respectively.

Gross profit for the year ended December 31, 2003 decreased $0.3 million, or 3%, to $7.6 million, compared to the prior year. The decrease in gross profit was due to a decrease in gross profit from sales of our former PC and IA hardware products of $3.4 million due to our exit from these businesses, offset by increases in gross profit from our DRM license fees, DRM service and maintenance revenues and reduced software amortization expenses, which totaled $3.2 million.

Gross profit as a percentage of total revenues for the year ended December 31, 2004 increased to 66%, from 57% in the prior year, due to improved margins from our DRM professional services and reduced software amortization expense.

Gross profit as a percentage of total revenues for the year ended December 31, 2003 increased to 57%, from 43% in the prior year, due to improved margins from our DRM professional services and reduced software amortization expense.

The gross profit margin on DRM license revenue was 93% for the year ended December 31, 2004, compared to 88% for the prior year, and resulted from reduced license fees and royalty expenses as discussed above. Services and maintenance gross profit margin was 28% for the year ended December 31, 2004, compared to 1% for the prior year. This improvement is due to greater demand for our professional services, additional sales of our maintenance plans, and initial sales for our hosting services, as well as decreases in staff and staff-related expenses and travel expense from the prior year. The improvement in our services margins also reflects an improvement in the billable utilization of professional services employees.

Other Research and Development (R&D) Expense. Other R&D expense consists of staff, staff-related, professional and other development-related support costs associated with the development of new DRM products, quality assurance and testing. Other R&D expense for the year ended December 31, 2004 decreased $1.0 million, or 20%, to $4.0 million, compared with the prior year. The decrease in other R&D expense for the year ended December 31, 2004 was due to decreases in staff and staff-related expenses of $0.6 million, and lower expenses associated with the closure of our Israeli operations and severance totaling $0.3 million and $0.1 million, respectively. Other R&D expenses as a percentage of total revenues decreased from 38% in 2003 to 31% in 2004, due to the reduction in other R&D expense, partially offset by the decrease in revenues. We expect other R&D expense to continue to decrease in 2005 and also expect other R&D expense to decrease as a percentage of revenues, as we optimize our development team to meet our current business requirements.

Other R&D expense for the year ended December 31, 2003 decreased $2.2 million, or 30%, to $5.0 million, compared with the prior year. The discontinuance of the PC development team during 2002 in connection with the license to Sonic, contributed $1.6 million to the decrease, and a decrease in staff related expense, consulting fees and other expense, contributed the remaining $0.6 million. Other R&D expenses as a percentage of total revenues decreased from 40% in 2002 to 38% in 2003 due to the reduction in other R&D expense, partially offset by the decrease in revenues.

Non-cash Compensation R&D Expense. Non-cash R&D expense consists of compensation related to stock options. Non-cash R&D expense decreased 98% from $0.1 million for the year ended December 31, 2003, to nil for the year ended December 31, 2004. Non-cash R&D expense decreased 37% from $0.2 million for the year ended December 31, 2002 to $0.1 million for the year ended December 31, 2003.

Other Sales and Marketing (S&M) Expense. Other S&M expense consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts. Other S&M expense for the year ended December 31, 2004 decreased approximately $1.4 million to $7.0 million, or 17%, as compared with the prior year. Reduced staff and staff-related expense, bonus, royalty, travel, severance, and other expense contributed $0.7 million, $0.2 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million to the decrease in other S&M expense for the year ended December 31, 2004 compared to the prior year. As a percentage of revenues, other S&M expense decreased from 64% to 54% for the year ended December 31, 2004, compared to the same period in 2003, due to reduced S&M expense from the prior year, partially offset by the decrease in revenues. We expect other S&M expense to decrease in 2005 as a result of the reorganization that took place in 2004. Additionally, we expect other S&M expense as a percentage of revenues to decrease as our future revenues increase.

Other S&M expense for the year ended December 31, 2003 decreased approximately $8.2 million, or 49%, to $8.4 million, as compared with the prior year. The elimination of our former business development personnel focused on professional services in 2002, decreases in sales staff headcount, and the elimination of our former PC sales team and initial branding expense contributed $2.8 million, $1.1 million and $0.6 million, respectively, to the decrease in other S&M expense for the year ended December 31, 2003 compared to the prior year. In addition, reduced public relations, trade shows and advertising expense equally contributed approximately $0.7 million for the year ended December 31, 2003 over the prior year. Also, reductions in travel, subcontractors and the closure of our Israeli office each contributed $0.4 million to the decrease in 2003. Finally, reduced marketing and sales collateral material, severance and other expenses in 2003 contributed $0.3 million, $0.7 million and $0.7 million, respectively, compared to the prior year. As a percentage of revenues, other S&M expenses decreased from 92% to 64%, due to reduced S&M expense from the prior year, partially offset by the decrease in revenues.

Other General and Administrative (G&A) Expense. Other G&A expense consists of staff, staff-related, and support costs for our finance, human resources, legal and other management departments. Other G&A expense for the year ended December 31, 2004 decreased $1.6 million to $5.8 million, or 22%, as compared with the prior year. The decrease was due to the favorable settlement of outstanding lease litigation of $0.6 million, a $0.2 million decrease related to our Mansfield lease obligation and the reversal of estimated patent and intellectual property accruals that are no longer considered necessary of $0.4 million. In addition, we reduced staff and related compensation expense by $0.3 million, insurance expense by $0.3 million and professional fees by $0.2 million as part of our ongoing cost management initiatives. These decreases were partially offset by an increase in severance expense of $0.4 million for the year ended December 31, 2004. Other G&A expense as a percentage of total revenues decreased from 56% in 2003 to 45% in 2004 due to the reduction in other G&A expense, partially offset by the decrease in revenues. In 2005, we expect other G&A expense to continue to decrease based on cost reductions that occurred throughout 2004, and we also expect other G&A expense to decrease as a percentage of revenues, as our future revenues increase.

Other G&A expense for the year ended December 31, 2003 decreased $3.6 million, or 33%, to $7.4 million as compared with the prior year. Reduced staff-related expense, expenses to support our former PC business and estimated intellectual property expense contributed $1.0 million, $0.5 million and $0.4 million, respectively, to the decrease. Cost reductions associated with the closure of our Israeli office, reduced travel and other expense contributed $0.3 million, $0.2 million and $0.4 million, respectively, to the decrease. In addition, decreased use of consultants and reductions in accruals for estimated liabilities and sales taxes contributed $1.0 million in total to the decrease. The above decreases were partially offset by a $0.3 million increase in severance expense. Other G&A expense as a percentage of total revenues decreased from 61% in 2002 to 56% in 2003, due to the reduction in other G&A expense, partially offset by the decrease in revenues.

Non-cash Compensation G&A Expense. Non-cash G&A expense consists of compensation related to stock options. Non-cash G&A expense decreased from $0.5 million for the year ended December 31, 2003 to $0.1 million for the year ended December 31, 2004. The decrease is primarily attributable to certain deferred stock compensation balances that became fully expensed in 2003 or during 2004, resulting in $0.4 million less expense in 2004. There were no accelerations or significant modifications that resulted in additional non-cash G&A expense in 2004.

Non-cash G&A expense decreased from $1.3 million for the year ended December 31, 2002 to $0.5 million for the year ended December 31, 2003. The decrease is primarily attributable to the acceleration of vesting of $0.4 million and modifications to certain outstanding stock options of $0.2 million in 2002, and certain deferred stock compensation balances that became fully expensed in 2002, resulting in $0.2 million less expense in 2003. There were no accelerations or significant modifications that resulted in additional non-cash G&A expense in 2003.

Depreciation and Amortization. Depreciation and amortization were comparable for the years ended December 31, 2004 and 2003, and amounted to $1.1 million each year. Depreciation and amortization decreased $0.4 million during the year ended December 31, 2003 from $1.6 million in 2002. The $0.4 million decrease during the year ended December 31, 2003 was due to the partial impairment in 2002 of the identified intangible assets recorded in connection with our acquisition of eMation, which contributed $0.2 million, as well as reduced depreciation expense in 2003, which contributed $0.2 million. In 2005, we do not expect any significant changes to depreciation and amortization expense, and anticipate that it will approximate the current year expense.

Special Charges. Special charges for the year ended December 31, 2002 consisted of items related to our exit from the PC business in May 2002. The charges included $0.3 million for write-offs of furniture and equipment and employee termination inducement expenses related to our license agreement with Sonic, and lease termination costs and inducements totaling approximately $0.5 million, including $0.2 million for the write-off of furniture and equipment for our former San Jose facility. No such charge was recorded in 2004 or 2003.

Impairment Charges. During November 2002, we completed our annual impairment test of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. Due to adverse market conditions and a slower than expected rate of adoption of our software technology in our industry, we determined that the fair value of our reporting unit could not support the carrying value of its intangible assets and, accordingly, recognized a goodwill and identified intangible asset impairment charge of approximately $22.4 million in 2002. No such charge was recorded in 2004 or 2003. If our current financial projections or related assumptions are modified in the future, we may be required to record additional impairment charges.

Gains (Losses) on Disposals of Assets. For the year ended December 31, 2004, we recorded a gain of approximately $0.1 million as a result of the reversal of a contingent liability related to the sale of the assets of our CE business. In March 2003, we signed a confidential settlement agreement for the escrow relating to the sale of assets of our former IA business, which was sold in March 2001. In connection with this settlement agreement, we reversed expense accruals of approximately $0.7 million recorded in March 2001 as part of the sale. During the year ended December 31, 2002, we recorded charges of $0.1 million for the disposal of certain assets that were no longer utilized or needed for our continuing operations.

Interest Income (Expense), net. Net interest expense increased by $0.4 million to $0.4 million for the year ended December 31, 2004 compared to net interest income of nil for the same period in 2003. The increase is the result of the amortization totaling $0.2 million of original issue discount and deferred financing costs incurred in securing the convertible note financing in October 2004, as well as the coupon interest on the note of $0.1 million. Net interest income decreased by $0.4 million or 96% for the year ended December 31, 2003 compared to the same period in 2002. The decrease was the result of lower average cash balances and lower bank interest rates in 2003.

Other Income (Expense), net. In September 2003 and in October 2004, we entered into registration rights agreements with SSF and Laurus, respectively, pursuant to which we were obligated to file registration statements with the Securities and Exchange Commission, or SEC, for the resale of the shares sold in the transactions, and the shares issuable upon exercise of the warrants. The SEC declared the SSF registration statement effective on October 23, 2003 and the Laurus registration statement effective on January 12, 2005. In the event that sales could not be made because we had not updated the registration statements to keep them effective, we were required to pay, in cash, liquidated damages to SSF and Laurus equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline that passes before the registration statements were updated and declared effective by the SEC. While we viewed the liquidated damages contingency related to the financing-related liability as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrants as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liabilities are adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense. The related mark-to-market net non-cash gain for the years ended December 31, 2004 and December 31, 2003 was $0.3 million and $0.8 million, respectively. On February 16, 2005, we amended the agreements with SSF and Laurus to eliminate the obligation to pay liquidated damages in cash. Instead, any liquidated damages owed to SSF are payable in common stock and any liquidated damages owed to Laurus are payable in warrants to purchase common stock. Effective from the date of these amendments, we are no longer required to record the fair value of the financing-related liability or the related non-cash gain or loss.

During the year ended December 31, 2002 we recorded, as other income, $0.5 million in connection with the settlement of a vendor dispute involving inventory for which a portion of our total obligation was forgiven.

Provision for Income Taxes (Benefit). The income tax expense recorded for the years ended December 31, 2004 and 2003 is attributable to the provision for certain foreign income taxes. The income tax benefit recorded for the year ended December 31, 2002 is attributable to the reversal of certain prior year U.S. income tax accruals no longer necessary as a result of newly enacted tax legislation in 2002, and partially offset by a provision for certain foreign income taxes.

Quarterly Results of Operations

The following table presents certain unaudited quarterly consolidated statements of operations data for the eight quarters ended December 31, 2004. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements included at Item 8 herein. Results of operations for any quarter are not necessarily indicative of the results to be expected for the entire year or for any future period.

(In thousands, except share and per share data)	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Revenues:
License	$2,317	$2,158	$2,575	$2,084	$2,334	$1,577	$1,700	$2,422
Services and maintenance	963	570	924	1,280	1,181	1,252	1,021	1,239
Hardware	137	46	104	36	20	66	17	56

Total revenues	3,417	2,774	3,603	3,400	3,535	2,895	2,738	3,717

Cost of revenues:
License	511	314	151	316	194	236	104	55
Services and maintenance	1,012	1,025	757	900	1,123	850	730	696
Hardware	—	1	—	—	—	—	—	—
Software amortization	157	159	159	159	112	112	112	112

Total cost of revenues	1,680	1,499	1,067	1,375	1,429	1,198	946	863

Gross profit	1,737	1,275	2,536	2,025	2,106	1,697	1,792	2,854

Research and development (R&D)
Non-cash compensation	28	28	28	18	—	2	—	—
Other R&D expense	1,714	1,407	969	902	1,091	1,031	944	947
Sales and marketing (S&M)
Non-cash compensation	11	6	10	4	45	(2)	—	—
Other S&M expense	2,505	2,276	1,777	1,863	2,126	1,846	1,760	1,242
General and administrative (G&A)
Non-cash compensation	103	170	108	95	30	29	9	—
Other G&A expense	2,570	1,943	1,763	1,145	1,889	1,088	1,328	1,476
Provision for doubtful accounts (net of recoveries)	(9)	13	(16)	(3)	9	(1)	1	25
Depreciation and amortization	308	262	278	275	263	255	322	284

Total operating costs	7,230	6,105	4,917	4,299	5,453	4,248	4,364	3,974

Operating loss	(5,493)	(4,830)	(2,381)	(2,274)	(3,347)	(2,551)	(2,572)	(1,120)
Gains on disposals of assets	743	—	—	—	—	110	—	—
Interest income (expense), net	31	22	(24)	(10)	(12)	(18)	(5)	(332)
Other income (expense), net	(18)	—	639	185	740	45	1,241	(1,659)

Loss before provision for income taxes	(4,737)	(4,808)	(1,766)	(2,099)	(2,619)	(2,414)	(1,336)	(3,111)
Provision for income taxes	50	45	45	58	20	10	16	165

Net loss	$(4,787)	$(4,853)	$(1,811)	$(2,157)	$(2,639)	$(2,424)	$(1,352)	$(3,276)

Basic and diluted net loss per weighted average common share outstanding	$(0.18)	$(0.18)	$(0.07)	$(0.07)	$(0.08)	$(0.07)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	27,179,237	27,245,700	27,741,394	32,314,920	32,413,006	32,471,541	32,511,455	32,540,124

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our CE and IA businesses, the sale of shares of our common stock in a private placement transaction in September 2003 and the issuance of a convertible term note in a private placement transaction in October 2004. As of December 31, 2004, we had approximately $2.4 million in cash and cash equivalents.

Net cash used in operating activities for the year ended December 31, 2004 was $10.6 million, compared to $15.2 million for the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 was primarily the result of our net loss of approximately $9.7 million and other net increases in working capital of approximately $2.4 million, partially offset by approximately $1.4 million for net non-cash items. The reduction in net cash used in operations is primarily the result of the lower net loss.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have more than halved the number of global offices, reduced staffing levels by approximately 53% by eliminating positions or not replacing 111 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the PC business and focused our efforts on several key markets for DRM system products. In 2004, 2003 and 2002, we recorded $1.4 million, $1.4 million and $1.9 million in restructuring charges, respectively, to reduce staffing levels, to terminate certain leases and consolidate our operations. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 were $0.2 million, $0.3 million and $2.3 million, respectively, and consisted of purchases of furniture and equipment in all periods. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was $3.5 million for the year ended December 31, 2004 and consisted primarily of net proceeds of $3.9 million from the issuance of a secured convertible term note (see “Financing Events” below) in October 2004, offset by net repayments under the bank line of credit of $0.4 million. Net cash provided by financing activities was $5.8 million for the year ended December 31, 2003 and consisted primarily of net proceeds from the issuance of common stock of $5.6 million and net borrowings under a bank line of credit of $0.4 million, partially offset by repayments of debt of approximately $0.2 million. Net cash used in financing activities of $2.0 million for the year ended December 31, 2002 primarily consisted of repayments of debt.

FINANCING EVENTS

On October 5, 2004, we issued a secured convertible term note, or the Note, in the principal amount of $4.5 million to Laurus. The Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. We also issued to Laurus a warrant, or the Warrant, to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years.

The Note has a term of three years and accrues interest at the prime rate plus 2% per year (7.25% as of December 31, 2004). Interest on the principal amount is payable monthly, in arrears, beginning on November 1, 2004 and on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. In 2004, we paid cash for interest due to Laurus of approximately $48,000. The minimum monthly principal repayment of $0.15 million commences on May 1, 2005, and continues through the October 5, 2007 maturity date. See Note 7 to the consolidated financial statements for an additional discussion of the terms of the financing with Laurus.

In May 2004, we renewed our loan and security agreement with Silicon Valley Bank that provided us with a line of credit in the amount of the lesser of $2.0 million or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). On September 30, 2004, $0.1 million was outstanding, which was repaid on October 1, 2004. On October 5, 2004, in order to complete the financing with Laurus, we cancelled the line of credit and paid Silicon Valley Bank a termination fee of $20,000.

In September 2003, we issued 4,918,100 shares of our common stock to Special Situations Private Equity Fund, L.P. and its affiliates, or SSF, in a private placement. The shares were sold at a price of $1.22 per share with proceeds of approximately $5.6 million, net of placement and legal and accounting fees of approximately $0.4 million. In connection with the financing, we also issued to SSF warrants to purchase 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The warrants are exercisable through September 23, 2008. As a result of the financing with Laurus and upon the approval of stockholders at our annual meeting on December 30, 2004, the exercise price of the warrants was reduced to $1.35 per share and the warrants became exercisable for an additional 655,747 shares of common stock pursuant to the anti-dilution provisions of the private placement agreements.

OTHER

As of December 31, 2004, we have $0.2 million remaining of accrued costs related to a lease for a facility that we no longer occupy. In accordance with an October 2004 settlement and release agreement, $0.2 million was paid in October 2004, approximately $0.1 million is due in April 2005 and approximately $0.15 million is due in October 2005.

We maintain an irrevocable, cash-secured, standby letter of credit from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires on August 31, 2005 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires on August 31, 2005. This amount is restricted for withdrawal and is included in other assets (non-current) in our consolidated balance sheets.

LACK OF LIQUIDITY AND AVAILABILITY OF FINANCIAL RESOURCES

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed and begun to implement a plan to address these issues and allow us to continue as a going concern through at least the end of 2005. This plan includes fundraising from new and current investors, continued cost cutting, and stabilizing and growing our revenue streams. Although we believe the plan will be realized, there is no assurance that these events will occur. Our consolidated financial statements filed herewith at Item 8 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$4,514	$1,214	$3,300	$—	$—
Operating lease obligations	2,059	748	864	286	161
Purchase obligations	717	717	—	—	—

Total	$7,290	$2,679	$4,164	$286	$161

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the reasonableness of our estimates, including those related to goodwill, intangible assets, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the accompanying consolidated financial statements filed herewith at Item 8.

Revenue recognition. We derive our revenues from primarily two sources: (i) product revenues, which includes software license, royalties and hardware revenues, and (ii) services and support revenues, which includes professional services, software license maintenance, training and consulting revenues. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We generally license our software products on a perpetual basis. Some of our licenses include maintenance and support, which typically are for renewable periods of one year.

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” or SOP 98-9, to all transactions involving the sale of software products.

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

We assess collection based on a number of factors, including the transaction history and the creditworthiness of the customer. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

For all sales, we use either a signed agreement or a binding purchase order as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our sales agreements do not include any distributor incentives or provide for any right to return the product(s).

For multiple-element arrangements that are not accounted for using contract accounting (for example, undelivered maintenance and support), we allocate revenue to the delivered elements of the arrangement using the residual method when there is vendor-specific objective evidence of fair value, or VSOE, for each of the undelivered elements. We defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of DRM maintenance and post-contract customer support, or PCS, obligations is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of DRM services, such as training or consulting, is based upon separate sales by us of these services to other customers.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize revenues for maintenance services ratably over the contract term. Our training and professional services are billed based on daily rates, and we generally recognize revenues as these services are performed. However, if our services are bundled with a license component and the arrangement requires us to perform significant work, such as altering the underlying software or building additional, complex interfaces so that the software conforms to the customer’s requirements, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on the costs incurred to date as a percentage of the estimated total costs to complete the project. For arrangements that include services that under SOP 97-2 qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. During our analysis, if the work effort to complete a project exceeds our revenue projections, a loss on the project is immediately recognized.

Provision for doubtful accounts. Management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $4.1 million, net of allowance for doubtful accounts of approximately $0.1 million as of December 31, 2004.

Valuation of long-lived assets and intangible assets with finite lives, and goodwill. We evaluate long-lived assets, including intangible assets other than goodwill, for impairment under Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2004, the carrying amount of our identified intangible assets was $0.9 million.

Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

We evaluate goodwill on at least an annual basis for indications of impairment based on our fair value as determined by our market capitalization (after adjustment for a control premium) in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial statements. During the fourth quarter of 2004, we performed the annual goodwill impairment test, which indicated that goodwill was not impaired. As of December 31, 2004, the carrying amount of our goodwill was $3.6 million.

Contingencies. Management’s current estimated range of liability related to our pending legal claims is based on claims for which management can estimate the amount or range of loss. We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.

Income Taxes. The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. We have recorded a valuation allowance for our entire deferred tax asset balance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 1p to the consolidated financial statements included at Item 8 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell such products in North America, Asia and various countries in Europe. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate convertible note (the Laurus Note), as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and in Note 7 to the consolidated financial statements included at Item 8 herein. We do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate on the Laurus Note, which accrues at the prime rate plus 2% per year, were to increase by 1% per year, we would incur additional interest expense of approximately $41,000 in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Axeda Systems Inc.:

We have audited the accompanying consolidated balance sheets of Axeda Systems Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axeda Systems Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the consolidated financial statements, the Company has reported recurring losses from operations and negative cash flows from operations since inception, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1a. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1e to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

KPMG LLP

Philadelphia, Pennsylvania

March 30, 2005

AXEDA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,429	$9,617
Accounts receivable, net	4,108	3,200
Prepaid expenses	646	307
Other current assets	193	121

Total current assets	7,376	13,245
Furniture and equipment, net	1,308	2,229
Goodwill	3,640	3,640
Identified intangible assets, net	949	1,423
Other assets	821	349

Total assets	$14,094	$20,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$293	$417
Accounts payable	1,436	1,253
Accrued expenses	3,923	4,866
Income taxes payable	780	733
Deferred revenue	1,521	1,422

Total current liabilities	7,953	8,691

Non-current liabilities:
Note payable, less current portion	2,052	—
Other non-current liabilities	103	862
Financing-related liabilities	3,243	2,608

Total liabilities	13,351	12,161

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,173,288 shares issued in 2004 and 32,913,211 shares issued in 2003	33	33
Additional paid-in capital	148,027	146,644
Deferred stock compensation	(90)	(310)
Accumulated deficit	(146,179)	(136,488)
Accumulated other comprehensive income	332	226
Treasury stock at cost, 603,800 shares in 2004 and 2003	(1,380)	(1,380)

Total stockholders’ equity	743	8,725

Total liabilities and stockholders’ equity	$14,094	$20,886

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	$8,033	$9,134	$12,772
Services and maintenance	4,693	3,737	3,124
Hardware	159	323	2,233

Total revenues	12,885	13,194	18,129

Cost of revenues:
License	589	1,292	2,849
Services and maintenance	3,399	3,694	4,210
Hardware	—	1	1,288
Software amortization	448	634	1,943

Total cost of revenues	4,436	5,621	10,290

Gross profit	8,449	7,573	7,839

Research and development
Non-cash compensation	2	102	163
Other research and development expense	4,013	4,992	7,162
Sales and marketing
Non-cash compensation and other expense	43	31	71
Other selling and marketing expense	6,974	8,421	16,642
General and administrative
Non-cash compensation	68	476	1,304
Other general and administrative expense	5,781	7,421	11,000
Provision for doubtful accounts (net of recoveries)	34	(15)	(45)
Depreciation and amortization	1,124	1,123	1,552
Special charges	—	—	820
Impairment charges	—	—	22,413

Total operating costs	18,039	22,551	61,082

Operating loss	(9,590)	(14,978)	(53,243)

Gains (losses) on disposals of assets	110	743	(138)
Interest income (expense), net	(367)	19	441
Other income, net	367	806	554

Loss before provision for income taxes (benefit)	(9,480)	(13,410)	(52,386)
Provision for income taxes (benefit)	211	198	(459)

Net loss	$(9,691)	$(13,608)	$(51,927)

Basic and diluted net loss per weighted average common share outstanding	$(0.30)	$(0.48)	$(1.92)

Weighted average number of common shares outstanding used in calculation of basic and diluted net loss per common share	32,484,318	28,631,975	27,063,751

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity	Comprehensive Income (loss)

	Shares	Amount
Balances as of January 1, 2002	27,274,962	$27	$143,454	$(1,842)	$(70,953)	$21	$(1,341)	$69,366
Issuance of common stock upon exercise of options	207,331	—	53	—	—	—	—	53
Issuance of common stock for employee stock purchase plan	68,085	—	65	—	—	—	—	65
Issuance of equity securities related to Cinax	271,839	1	(1)	—	—	—	—	—
Compensation related to stock options and warrants	—	—	276	45	—	—	—	321
Amortization of deferred stock compensation	—	—	—	1,219	—	—	—	1,219
Common stock received as repayment of officer loan receivable	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	14	—	14	$14
Net loss	—	—	—	—	(51,927)	—	—	(51,927)	(51,927)

Balances as of December 31, 2002	27,822,217	28	143,847	(578)	(122,880)	35	(1,380)	19,072	$(51,913)

Issuance of common stock in private placement transaction, net	4,918,100	5	2,165	—	—	—	—	2,170
Escrow shares returned from acquisition of eMation, Ltd.	(98,127)	—	182	—	—	—	—	182
Issuance of common stock upon exercise of options and warrants	147,238	—	15	—	—	—	—	15
Issuance of common stock for employee stock purchase plan	123,783	—	50	—	—	—	—	50
Compensation related to stock options and warrants	—	—	385	(279)	—	—	—	106
Amortization of deferred stock compensation	—	—	—	547	—	—	—	547
Foreign currency translation adjustment	—	—	—	—	—	191	—	191	$191
Net loss	—	—	—	—	(13,608)	—	—	(13,608)	(13,608)

Balances as of December 31, 2003	32,913,211	33	146,644	(310)	(136,488)	226	(1,380)	8,725	$(13,417)

Beneficial conversion feature related to convertible note	—	—	1,369	—	—	—	—	1,369
Issuance of common stock upon exercise of options and warrants	167,897	—	46	—	—	—	—	46
Issuance of common stock for employee stock purchase plan	92,180	—	38	—	—	—	—	38
Compensation related to stock options and warrants	—	—	(70)	107	—	—	—	37
Amortization of deferred stock compensation	—	—	—	113	—	—	—	113
Foreign currency translation adjustment	—	—	—	—	—	106	—	106	$106
Net loss	—	—	—	—	(9,691)	—	—	(9,691)	(9,691)

Balances as of December 31, 2004	33,173,288	$33	$148,027	$(90)	$(146,179)	$332	$(1,380)	$743	$(9,585)

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,691)	$(13,608)	$(51,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,572	1,757	3,495
Impairment charges	—	—	22,413
(Gains) losses on disposals of assets	(110)	(729)	472
Unrealized gains on financing-related liabilities	(344)	(802)	—
Non-cash compensation and other expenses	307	610	1,523
Provision for doubtful accounts (recoveries)	20	(65)	(97)

Changes in items affecting operations:
Accounts receivable	(928)	121	1,415
Inventories	—	—	2,070
Prepaid expenses and other current assets	(395)	589	680
Other assets and intangible assets	138	(17)	35
Accounts payable	183	(1,195)	(2,439)
Accrued expenses and non-current liabilities	(1,529)	(2,316)	(1,266)
Income taxes payable	47	117	(459)
Deferred revenue	99	344	152

Net cash used in operating activities	(10,631)	(15,194)	(23,933)

Cash flows from investing activities:
Capital expenditures	(247)	(293)	(2,334)

Net cash used in investing activities	(247)	(293)	(2,334)

Cash flows from financing activities:
Net proceeds from issuance of convertible term note and warrants	3,910	—	—
Net proceeds from issuance of common stock and warrants	—	5,597	—
Net borrowings (repayments) under bank line of credit	(417)	417	—
Net proceeds from exercise of stock options and warrants	46	10	53
Repayments of long-term debt	—	(238)	(2,084)
Repayments of other liabilities	(26)	—	—

Net cash provided by (used in) financing activities	3,513	5,786	(2,031)

Effect of exchange rate changes on cash and cash equivalents	177	253	14

Net decrease in cash and cash equivalents	(7,188)	(9,448)	(28,284)

Cash and cash equivalents:
Beginning of period	9,617	19,065	47,349

End of period, including restricted cash of $13 in 2004 and $650 in 2002	$2,429	$9,617	$19,065

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1) Summary of Significant Accounting Policies

a) Description of Business

Axeda Systems Inc., or we, our, us or Axeda, develops, markets and sells software products and services used by multiple industries and customers worldwide for Device Relationship Management, or DRM, to access and exploit information located within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States and France.

In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. Since 2003, our revenues have been substantially generated from selling DRM products and services.

On October 5, 2004, we issued a secured convertible term note, or the Note, in the principal amount of $4,500 and received net proceeds of $3,910. The Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. The Note has a term of three years and accrues interest at the prime rate plus 2% per year (see Note 7a).

We have sustained significant losses from operations and negative cash flows from operations since our inception. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. We incurred a net loss of $9,691 for the year ended December 31, 2004 and had an accumulated deficit of $146,179 at December 31, 2004. We had cash and cash equivalents of $2,429 at December 31, 2004, with cash used in operations of $10,631 for the year ended December 31, 2004.

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash. We have more than halved the number of global offices, reduced staffing levels by approximately 53% by eliminating positions or not replacing 111 employees, engaged partners to provide us with variable staffing capabilities to meet peak demand periods and have closely monitored our infrastructure costs. In 2002 we exited the personal computer, or PC, business and focused our efforts on several key markets for DRM system products. In 2004, 2003 and 2002, we reduced staffing levels, terminated certain leases and consolidated our operations, which resulted in charges of approximately $1,400, $1,404 and $1,854, respectively. We will continue to evaluate our cost structure and may undertake additional measures to reduce expenses in the future.

The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address these issues and allow the Company to continue as a going concern through at least the end of 2005. This plan includes fundraising from new and current investors, continued cost-cutting, and stabilizing and growing our revenue streams. Although we believe the plan will be realized, there is no assurance that these events will occur. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Purchased software	3-5 years
Computer and other equipment	3-5 years
Furniture and equipment	7 years

e) Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” or SFAS 141, and SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142, which was effective January 1, 2002, requires that intangible assets with indefinite useful lives should not be amortized until their lives are determined to be finite and all other intangible assets with finite lives must be amortized over their useful lives to their estimated residual values. SFAS 142 also requires that goodwill not be amortized, but instead be tested for impairment in accordance with the provisions of SFAS 142 at least annually or between annual tests upon the occurrence of certain events or upon certain changes in circumstances. Intangible assets with finite useful lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144.

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

As required by SFAS 142, we ceased amortization of goodwill. Other identified intangible assets, consisting of developed and core technology and customer base, are being amortized on a straight-line basis over periods from two to five years. See Notes 1f and 5 for further discussion of acquired intangible assets and goodwill.

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

We test goodwill for impairment in accordance with SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at least annually, and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, we determine if the carrying amount of the reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. If the carrying amount exceeds the implied fair value, we will record an impairment charge for the excess, if any, but not in an amount in excess of the carrying amount, in the period in which the determination of impairment is made.

During the fourth quarters of 2004 and 2003, we performed the annual goodwill impairment test, which indicated that goodwill was not impaired.

During the fourth quarter of 2002, with the assistance of an independent, national valuation firm, we completed our annual goodwill impairment test under SFAS 142, and also tested our identified intangible assets for impairment under SFAS 144. Due to the severity and the length of the industry downturn, including the decrease in the fair market value of our common stock during 2002, and uncertainty of the timing of improvement in industry conditions, we revised our earnings forecasts for the DRM reporting unit. As a result, we recognized impairment charges of $17,123 to reduce goodwill and $5,290 to reduce the identified intangible assets in the DRM reporting unit. The impairment charges pertain to the core and developed technologies, customer list and patent applications acquired from, and goodwill related to the acquisition of eMation. The weighted fair value of the DRM reporting unit was estimated using the market approach (70%) and the income approach (30%). The market approach weighted the fair values determined by valuing the market value of our common stock (the Quoted Price Methodology - 35%), transactions of minority interests in publicly-traded companies engaged in a similar business to ours (the Exchange Method - 30%) and the median value-to-revenue multiple of recent transactions in the software industry, adjusted for term debt (the Acquisition Method – 5%). The income approach weighted the fair value determined by the expected present value of future cash flows (the Discounted Cash Flow Methodology – 30%). The fair value of the identified intangible assets was determined using the expected present value of future cash flows. The aggregate charges of $22,413 recorded in 2002 are included in impairment charges in the accompanying consolidated statement of operations.

g) Revenue Recognition

Since December 2001, we license our DRM system products worldwide to OEM and end-user customers in the industrial, building automation, technology, medical instrumentation and office and semiconductor equipment industries, as well as through distributors, value-added resellers and system integrators. Our sales agreements do not include any distributor incentives or provide for any right to return the product(s). Prior to December 2001, our primary revenue categories consisted of: software licenses for PC and consumer electronics, or CE, products, including Digital Versatile Disc, or DVD; Internet Appliance, or IA, products, including Internet browser software and hardware reference designs; services for PC, CE and IA products, including non-recurring engineering customization and development services; and hardware for PC products, primarily DVD boards and IA products, including Internet set-top boxes, and integrated circuit boards.

We recognize software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” or SOP 98-9. License revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable.

For software arrangements that include multiple elements, SOP 97-2 requires us to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value, or VSOE, regardless of the prices stated within the contract. VSOE is generally limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual method. Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and post-contract customer support, or PCS, obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The fair value of services, such as training or consulting, is based upon our separate sales of these services to other customers.

When VSOE does not exist to allocate revenue to each of the various elements of an arrangement and revenue cannot be allocated using the residual method, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement. In cases where a license grants a customer unspecified additional software product(s), the license fee is deferred and recognized ratably over the term of the arrangement. Billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

Revenues related to development contracts involving significant modification or customization of hardware or software under development arrangements are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or SOP 81-1, using the percentage-of-completion method, based on the efforts-expended method or based on performance milestones specified in the contract where such milestones fairly reflect progress toward contract completion. For software license arrangements that include services requiring significant modification or customization of the licensed software, we apply the percentage-of-completion method of contract accounting to the entire arrangement. For arrangements that include services that, under SOP 97-2, qualify for separate accounting, we follow the provisions of SOP 97-2 and allocate revenues to the services element based on VSOE and recognize the revenues as the services are performed. Revenues related to services are recognized upon delivery of the service in the case of time and material contracts. Losses on contracts are recognized for the entire anticipated loss, if any, as soon as the loss becomes evident.

h) Computer Software Costs

Computer software costs consist of purchased software capitalized under the provisions of SFAS No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed.” Amortization of capitalized software costs is computed on a straight-line basis over the estimated economic life of the product or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater, and included in cost of revenues in the accompanying consolidated statements of operations. To date, no internally developed software costs have been capitalized. All other research and development expenditures are charged to research and development expense in the period incurred.

Software developed for internal use is recognized in accordance with SOP 98-1, “Accounting For The Cost Of Computer Software Developed Or Obtained For Internal Use,” or SOP 98-1, which requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. SOP 98-1 has not had a material impact on our operating results or financial position.

i) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $435, $491 and $1,125 for the years ended December 31, 2004, 2003 and 2002, respectively.

j) Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

k) Financial Instruments

Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable, a note payable and financing-related liabilities. Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair value of the note payable is approximately $4,215, and the financing-related liabilities financial instruments are recorded at estimated fair value (see Note 7).

l) Stock-based Compensation (Note 1p)

SFAS No. 123, “Accounting for Stock-based Compensation,” or SFAS 123, provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with pro forma disclosures of results of operations as if the fair value method had been applied.

At December 31, 2004, we have two stock-based employee compensation plans, which are described more fully in Note 8. We account for those plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(9,691)	$(13,608)	$(51,927)
Add: Stock-based employee compensation included in reported net loss	113	609	1,538
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(894)	(2,560)	(4,860)

Pro forma	$(10,472)	$(15,559)	$(55,249)

Net loss per common share – basic and diluted:
As reported	$(0.30)	$(0.48)	$(1.92)

Pro forma	$(0.32)	$(0.54)	$(2.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	111%	116%	145%
Average expected option life	4 years	4 years	4 years
Risk-free interest rate	1.59%	1.28%	1.41%

m) Foreign Currency Translation

Except for our subsidiary in Israel, we consider the functional currency of our foreign subsidiaries to be the local currency, and accordingly, the foreign currency is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. The functional currency of our Israeli subsidiary is the U.S. dollar. Adjustments resulting from translation of foreign subsidiary financial statements are reported in accumulated other comprehensive income. Gains or losses on foreign currency transactions are recognized in current operations and historically have not been significant to our operating results in any period presented.

n) Computation of Earnings Per Share

We compute earnings per share in accordance with SFAS No. 128, “Computation of Earnings Per Share,” or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible debt (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (loss):

i)	Year Ended December 31, 2004

Options to purchase 5,256,909 shares of common stock with a weighted-average exercise price of $1.39 were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,655,666 options that are vested, with a weighted average exercise price of $1.44, of which 1,642,879 were vested and in the money, with a weighted average exercise price of $0.22. The options have various expiration dates during the next ten years.

Warrants to purchase 5,870,343 shares of common stock with a weighted-average exercise price of $1.11 were vested and outstanding as of December 31, 2004, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 2,550,000 warrants that are in the money, with a weighted average exercise price of $0.53. The warrants have various expiration dates during the next five years.

In addition, 9,375,000 shares issuable upon conversion of debt to equity, initially convertible beginning May 1, 2005, were excluded from EPS (see Note 7).

ii)	Year Ended December 31, 2003

Options to purchase 5,731,641 shares of common stock with a weighted-average exercise price of $1.76 were outstanding as of December 31, 2003, but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,208,601 options that are vested, with a weighted average exercise price of $2.01, of which 1,389,083 were vested and in the money, with a weighted average exercise price of $0.15. The options have various expiration dates during the next ten years.

Warrants to purchase 2,689,377 shares of common stock with a weighted-average exercise price of $1.99 were vested and outstanding as of December 31, 2003, including 2,459,050 warrants with a weighted average exercise price of $1.71 that were not exercisable as of December 31, 2003. The warrants were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. No outstanding warrants were in the money. The warrants have various expiration dates during the next five years.

iii)	Year Ended December 31, 2002

Options to purchase 5,078,819 shares of common stock with a weighted-average exercise price of $1.95 were outstanding as of December 31, 2002 but were not included in the computation of diluted

EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 2,115,396 options that are vested, with a weighted average exercise price of $2.69, of which 738,640 were vested and in the money, with a weighted average exercise price of $0.01. The options have various expiration dates during the next ten years.

Warrants to purchase 464,189 shares of common stock with a weighted-average exercise price of $3.28 were vested and outstanding as of December 31, 2002, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 243,919 warrants that are vested and in the money, with a weighted average exercise price of $0.28. The warrants are fully vested and have various expiration dates during the next five years.

o) Guarantees

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

p) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, a revision to and replacement of SFAS 123. Additionally, SFAS 123R supersedes APB 25. SFAS 123R requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. We are required to adopt SFAS 123R at the beginning of the third quarter of 2005. The standard provides for a prospective application, with early adoption permitted. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 1l for the pro forma net loss and net loss per share amounts for the years ended December 31, 2004, 2003 and 2002, as if we had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.

In March 2005 the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” or SAB 107. The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” or SFAS 153. SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued a FASB Staff Position, or FSP, related to the recently enacted American Jobs Creation Act of 2004, or Jobs Act. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” or FSP 109-2, allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act, and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings.

q) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates in these financial statements include the recoverability of goodwill and intangible assets, valuation allowances for accounts receivable and deferred tax assets and accruals for contingencies, including tax-related contingencies. Actual results could differ from those estimates.

2) Furniture and Equipment

Furniture and equipment consist of the following at December 31, 2004 and 2003:

	2004	2003
Furniture and fixtures	$663	$647
Leasehold improvements	1,154	1,117
Computer and other equipment	1,803	1,627
Purchased software	1,117	1,003

	4,737	4,394
Less: accumulated depreciation and amortization	3,429	2,165

Furniture and equipment, net	$1,308	$2,229

Depreciation expense was $1,096, $1,093 and $1,319 for the years ended December 31, 2004, 2003 and 2002, respectively.

3) Restricted Cash

As of December 31, 2004, $13 of our cash is restricted for withdrawal. In 2002, restricted cash consisted primarily of $550 held by a third party in escrow for indemnification purposes, related to the 2001 sale of the assets of our IA business. In March 2003, we entered into a confidential settlement agreement with Phoenix Technologies Ltd. and the remaining $550 of the purchase price was paid to us and is no longer restricted.

4) Transaction With Sonic Solutions

In May 2002, we entered into a Software Distribution Agreement, or the Agreement, with Sonic IP, Inc., or Sonic, a wholly-owned subsidiary of Sonic Solutions. As a result, we exited the digital media market and, as of June 30, 2002, terminated or assigned to Sonic substantially all of the customer contracts of our PC business. Under the terms of the Agreement, Sonic paid us $2,000 for the exclusive and perpetual license to all of the intellectual property, or IP, of our PC business, which was delivered effective with the closing of the transaction, and for certain furniture and computer equipment, or the Equipment. The Equipment, which had a net book value totaling $331, was used by the employees of our PC business and was not essential to the functionality of the licensed IP. Sonic also received certain trademarks and World Wide Web domain names associated with the PC business. In connection with the closing of the transaction, approximately ten of our employees in the PC business accepted employment offers from Sonic and we paid inducements to those employees related to their acceptance totaling $107. These inducements were paid in June 2002 and are included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002. In addition, the Axeda stock options held by certain of these employees were modified to accelerate vesting upon termination. In May 2002, we recorded a charge of $24 related to the modifications, which is included in special charges in the consolidated statement of operations for the year ended December 31, 2002. Under the terms of the Agreement we also agreed to designate our remaining approximately 14 employees of the PC business to provide unspecified services to Sonic to create improvements, R&D information and computer software (collectively, the “Services”) through December 31, 2002. We provided the Services for May through August 2002 as part of the base license agreement without additional charge to Sonic. Sonic maintained the Services agreement through December 31, 2002, and paid Axeda $423, which approximated our cost, for the Services provided from August to December 31, 2002. The Services fees were recognized as services revenues ratably over the period. For the year ended December 31, 2002, we recognized $423 of services revenues and cost of revenues related to these services.

Because we did not have VSOE for each of the elements of this license arrangement, and because we provided the Services to Sonic after the initial delivery of the licensed IP, we recognized the $2,000 license fee on a straight-line basis over the seven months ended December 31, 2002, which was the period that we agreed to provide the Services. Approximately $166 of the net book value of the Equipment was charged to expense and was included in special charges in the accompanying consolidated statement of operations for the year ended December 31, 2002. The remaining net book value of the Equipment of $165, which was attributed to the Equipment that was utilized by our employees who provided the services to Sonic through December 31, 2002, was amortized over the seven-month term of the Services.

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

A summary of special charges recorded for the year ended December 31, 2002, all in connection with our exit from the PC business, is as follows:

Net book value of equipment	$166
Employee termination expenses	130
Inducements to other employees	11
Lease termination costs	513

Total special charges	$820

5) Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consist of the following:

	Gross Carrying Amount						Accumulated Amortization
	December 31, 2004			December 31, 2003			December 31,
	Amount	Weighted Average Estimated Useful Life (Years)		Amount	Weighted Average Estimated Useful Life (Years)		2004	2003
Developed technology	$210	1	*	$210	1	*	$210	$210
Core technology	1,840	4		1,840	4		944	497
Customer base	110	4		110	4		57	30

Total	$2,160	4		$2,160	4		$1,211	$737

*	fully amortized as of December 31, 2004 and 2003

Aggregate amortization expense was $474, $664 and $2,177 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated aggregate expense for each of the next two years is as follows:

		Charged to
	Total	Cost of revenues	Operating expense
Year ending December 31,
2005	$474	$447	$27
2006	474	447	27
Thereafter	—	—	—

6) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Legal and professional fees	$319	$558
Payroll and related costs	1,065	1,477
Severance	520	88
Unutilized leased facilities	302	547
Royalties to Israeli government agencies	734	759
Sales, excise and other taxes	480	266
Other	503	1,171

	$3,923	$4,866

7) Financing Transactions and Capital Stock

a) Private Placement-Laurus Master Fund, Ltd.

On October 5, 2004, we issued a secured convertible term note, or Note, in the principal amount of $4,500 to Laurus Master Fund, Ltd., or Laurus. The Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. The Note has a term of three years and accrues interest at the prime rate plus 2% per year (7.25% as of December 31, 2004). Interest on the principal amount is payable monthly, in arrears, beginning on November 1, 2004 and on the first business day of each consecutive calendar month thereafter until the maturity date. The effective annual interest rate of this debt is approximately 56%.

We also issued to Laurus a warrant, or the Warrant, to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years. The warrants were initially recorded at fair value and classified as a liability. We computed the intrinsic value of the beneficial conversion feature embedded in the Note using the effective conversion price in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No.00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The remaining proceeds from the issuance of the Note were allocated to the debt instrument under the residual method. We recorded a debt discount of (i) $980 for the value of the Warrant issued with the Note (computed using a Black-Scholes model with an interest rate of 3%, volatility of 108.2%, zero dividends and expected term of five years) and (ii) $1,369 for the beneficial conversion feature of the Note, due primarily to the fair value allocated to the Warrant, for a total debt discount of $2,349. We recorded $590 for debt issue costs, including $201 paid to affiliates of Laurus, $256 for investment banking fees and legal and professional fees of $133. The discount attributable to the Warrant and the beneficial conversion feature are recorded as a reduction to the carrying value of the Note, and the debt issue costs are included in other assets in the accompanying consolidated balance sheet as of December 31, 2004. The debt discount and debt issue costs are being amortized over the term of the Note using the effective interest method. Amortization of the debt discount and debt issuance costs through December 31, 2004 was $194 and $49, respectively, and the total of $243 is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable in shares of our common stock if certain criteria are met. Interest on the Note for 2004 totaled $76, of which $48 was paid in cash in 2004, and $28 was accrued as of December 31, 2004. The minimum fixed monthly principal repayment of $150 commences on May 1, 2005, and continues through the October 5, 2007 maturity date. Under the terms of the Note, Laurus must convert the monthly principal and interest payments into shares of our common stock if the following criteria are met:

•	the average closing price of our common stock as reported by Bloomberg, L.P. on the principal trading exchange or market for our common stock for the five trading days immediately preceding the repayment date is greater than or equal to 110% of the conversion price of the Note (based upon the current conversion price of $0.48, the average closing price would need to be $0.53);

•	the amount of such conversion cannot exceed 25% of the aggregate dollar trading volume of our common stock for the previous ten trading days;

•	there must be an effective registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible or an exemption from registration must be available pursuant to Rule 144 of the Securities Act; and

•	there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus’ option.

If these criteria are not met with respect to a portion or all of one of our monthly repayment obligations, then we must pay that portion or all of the monthly principal and interest payment in cash at a rate of 102% of the respective monthly amortization amounts.

We may prepay the Note at any time by paying 120% of the principal amount then outstanding, together with accrued but unpaid interest thereon, on or before October 5, 2006, or by paying 115% of the principal amount then outstanding, together with accrued but unpaid interest thereon, after October 5, 2006. Upon an event of default under the Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Note if it occurs on or before October 5, 2006 and at a rate of 115% of the outstanding principal and interest amount of the Note if it occurs after October 5, 2006. If the Note remains outstanding after an event of default that is not cured, the interest rate increases to 1.5% per month. Events of default include:

•	a failure to make payments under the Note when due;

•	a material breach of the transaction documents by us;

•	bankruptcy related events;

•	a change of control transaction without prior approval; and

•	events of default under other agreements to which we are a party.

On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the SEC, the interest rate on the Note is subject to reduction by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than zero percent.

Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at an initial fixed conversion price of $0.48 per share, subject to adjustment as described below. The Note is currently convertible into 9,375,000 shares of our common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by us at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Warrant. These limitations include:

•	Laurus may not convert the Note or exercise the Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

•	Laurus has also agreed that it will not convert the Note or exercise the Warrant for more than 6,491,440 shares of common stock at a weighted average conversion or exercise price of below $0.47 unless the issuance of the shares has been approved by our stockholders.

•	Finally, Laurus agreed that it would not convert the Note or exercise the Warrant for more than 8,202,012 shares of common stock until our stockholders approved an increase in our authorized number of shares of common stock.

We covenanted that we would promptly call a stockholders meeting to solicit approval of an increase in the number of shares of our common stock authorized for issuance. At our annual meeting of stockholders held on December 30, 2004, our stockholders approved an increase in our authorized number of shares of common stock. We also covenanted that we would promptly call a stockholders meeting to solicit approval of the issuance of more than 6,491,440 shares of common stock at a price of less than $0.47 per share at such time as we would issue more shares at a lower price. The Note is secured by a blanket first priority lien on substantially all of our assets and the assets of some of our U.S. subsidiaries, and by a pledge of the stock of some of our U.S. subsidiaries.

We were obligated to file a registration statement registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by November 4, 2004 and to have such registration statement declared effective by the SEC by no later than January 13, 2005. We timely filed a registration statement on Form S-3 on October 26, 2004, which was declared effective on January 12, 2005. If the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional fees. The fees are 1.5% of the original principal amount of the Note for each 30 day period in which we fail to take these actions.

In May 2004, we renewed our loan and security agreement with Silicon Valley Bank that provided us with a line of credit, or the Line, in the amount of the lesser of $2,000 or the borrowing base, as defined (limited to a percentage of eligible accounts receivable). On September 30, 2004, $130 was outstanding, which was repaid on October 1, 2004. On October 5, 2004, in order to complete the financing with Laurus, we cancelled the Line and paid Silicon Valley Bank a termination fee of $20.

The following table reflects the carrying amount of the Note as of December 31, 2004:

Convertible term note		$4,500
Debt discount	(2,349)
Accumulated amortization	194

Net debt discount		(2,155)

Carrying amount		2,345
Less current portion		(293)

Non-current portion		$2,052

The Note has the following principal amounts due over the remaining life:

Year ended December 31, 2005	$1,200
Year ended December 31, 2006	1,800
Year ended December 31, 2007	1,500

b) Private Placement - Special Situations Funds

On September 23, 2003, we issued 4,918,100 shares of our common stock to Special Situations Private Equity Fund, L.P. and its affiliates, collectively SSF, in a private investment in public equity, or PIPE, financing. The shares were sold at $1.22 per share with net proceeds of $5,597.

In connection with the PIPE financing, we also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. The number of shares issuable upon exercise of the warrants and the exercise price thereof are subject to adjustment for stock splits and similar transactions. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment on a weighted average basis in the event of certain dilutive financings, subject to customary exceptions. Our transaction with Laurus triggered an adjustment to the exercise price of the SSF warrants. This adjustment was approved by our stockholders during our annual meeting of stockholders held on December 30, 2004. The effect of this adjustment was to make the SSF warrants exercisable for an additional 655,747 shares, or 3,114,797 shares in the aggregate, at an adjusted exercise price of $1.35 per share. The warrants are exercisable any time beginning March 23, 2004 through September 23, 2008, provided that, subject to certain limitations, any unexercised warrants will expire upon 30 days notice if the closing bid price of a share of common stock on NASDAQ equals or exceeds $3.42 (appropriately adjusted for any stock split, recapitalization or similar event) for twenty consecutive trading days after September 23, 2005.

The number of shares of common stock that may be acquired upon any exercise of any of the warrants is limited to the extent necessary to insure that, following such exercise, the total number of shares of common stock then beneficially owned by such exercising holder and its affiliates does not exceed 19.999% of the total number of issued and outstanding shares of common stock.

We also entered into a registration rights agreement with the investors in the PIPE financing pursuant to which we were obligated to file a registration statement on Form S-3 with the SEC for the resale of the shares sold in the transaction and the shares issuable upon exercise of the warrants. The SEC declared the registration statement effective on October 23, 2003. In the event that sales cannot be made because we have not updated the registration statement to keep it effective and to comply with securities law requirements, we will be required to pay liquidated damages to each PIPE investor equal to 1.5% of the purchase price paid by such investor for each thirty-day period or pro rata for any portion thereof after the deadline passes before the registration statement is updated and declared effective by the SEC.

c) Financing-related Liabilities

EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer.

Under EITF 00-19, to qualify as permanent equity, all of the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no “make whole” provisions in the contract, there can be no provisions that could require a net cash settlement to the holder of the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common stockholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts’ classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreements described in Notes 7a and 7b if we fail to keep our registration statements effective are potential net cash settlements pursuant to EITF 00-19. While we view these liquidated damages contingencies as neither probable nor reasonably estimable, we recorded the estimated fair value of the warrants issued to Laurus and SSF as a financing-related liability in the consolidated balance sheet in accordance with EITF 00-19. The fair value of the financing-related liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

The estimated fair value of the financing-related liabilities as of December 31, 2004 was $3,243, and is comprised of:

	Laurus	SSF
Balance at January 1, 2003	$—	$—
Issuance of warrant	—	3,410
Decrease in fair value	—	(802)

Balance at December 31, 2003	—	2,608
Issuance of warrant	980	—
Increase (decrease) in fair value	663	(1,008)

Balance at December 31, 2004	$1,643	$1,600

The estimated fair values of the warrants were calculated using the Black-Scholes model and using the following assumptions:

	December 31, 2004		December 31, 2003
	Laurus	SSF	SSF
Current market price/share	$0.80	$0.80	$1.36
Exercise price/share	$0.53	$1.35	$1.71
Dividend yield	0%	0%	0%
Expected volatility	108%	108%	115%
Expected life	4.75 years	3.7 years	4.7 years
Risk-free interest rate	3.00%	3.40%	3.13%

d) Subsequent Events – Amendment of Agreements with Laurus and SSF

On February 16, 2005, we amended a series of agreements relating to Laurus and SSF. Specifically, we:

•	amended the registration rights agreement with SSF to make any liquidated damages that may arise for failure to: a) file a new registration statement for any additional shares that may be issued to SSF, b) have any registration statement declared effective, or c) maintain the effectiveness of any registration statement covering shares held by SSF, payable in unregistered shares of common stock rather than cash and obligate us to use our best efforts to subsequently register the shares;

•	amended the securities purchase agreement with Laurus to make any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus’ Note in a timely manner, payable in a warrant to purchase unregistered shares of common stock rather than cash and obligate us to use our best efforts to subsequently register the underlying shares; and

•	amended the registration rights agreement with Laurus to make any liquidated damages that may arise for failure to: a) file a new registration statement for any additional shares that may be issued to Laurus, b) have any registration statement declared effective, c) maintain the effectiveness of any registration statement covering shares held by Laurus, or d) keep our common stock listed or quoted, payable in a warrant to purchase unregistered shares of common stock rather than cash and obligate us to use our best efforts to subsequently register the underlying shares.

Effective in February 2005, as a result of these amendments, the accounting and reporting requirements of EITF 00-19 will no longer apply. The following table illustrates the pro forma effect on our reported amount of stockholders’ equity if the agreements had been amended as of December 31, 2004:

Stockholders’ equity, as reported	$743
Add: Reclassification adjustment for financing-related liability required by EITF 00-19	3,243

Pro forma	$3,986

e) Other Equity Transactions

In May 2002, we reached an agreement with a former officer to re-pay a portion of the remaining balance of a loan for $160 that was originally extended to the officer in February 2000. The officer previously paid $15 of the loan, leaving a balance of $145. This amount had previously been written off by us in 2001 as uncollectible. Under the agreement, in June 2002, the former officer paid us $50 and surrendered 20,000 shares of Axeda common stock held by the former officer. On the day that we received the shares, the fair market value of our common stock was $1.97 per share. As a result, during the quarter ended June 30, 2002, we recorded treasury stock of $39. The aggregate amount of $89 was recorded as a recovery of bad debt expense in the consolidated statement of operations for the year ended December 31, 2002.

8) Stock Options, Stock Purchases and Warrants

a) Stock Options

In April 1999, we, with the approval of the board of directors and stockholders, adopted the 1999 Stock Incentive Plan, or 1999 Plan. The 1999 Plan, as amended, has reserved 7,074,643, 6,105,361 and 4,505,361 shares as of December 31, 2004, 2003 and 2002, respectively. The 1999 Plan, as amended, has three separate programs which include: the discretionary option grant program under which employees may be granted options to purchase shares of common stock; the stock issuance program under which eligible employees may be granted shares of common stock; and the automatic grant program whereby eligible non-employee board members are granted options to purchase shares of common stock.

In December 2001, in connection with the acquisition of eMation, we assumed 530,000 unvested stock options held by certain officers and employees of eMation exercisable at a price of $0.01, which was less than the fair market value of our common stock of $2.14 on the date of the acquisition. We recorded deferred stock compensation of $847 that was amortized on a pro rata basis over the vesting periods of 6 to 24 months. We recorded approximately $359 and $439 of non-cash compensation expense in 2003 and 2002, respectively, related to these awards. Also in connection with the acquisition of eMation, we assumed 883,710 unvested and 15,000 fully vested stock options held by certain officers and employees of eMation and issued 113,600 unvested stock options to an officer and certain employees of eMation exercisable at a price of $2.14, which was equal to the fair market value of our common stock on the date of the acquisition.

In August 2001, the board of directors granted an aggregate of 331,000 stock options to an officer-employee with an exercise price of $0.01 per share. We recorded deferred stock compensation of $543 that was amortized over the vesting period of three years. In connection with the closing of the acquisition of eMation, in February 2002, options for 100,000 shares became immediately vested and exercisable. As a result, we recorded additional non-cash compensation expense in February 2002 of $132 attributable to the accelerated vesting of this option. We recorded approximately $66, $113 and $288, including the $132 for accelerated vesting, of non-cash general and administrative compensation expense in 2004, 2003 and 2002, respectively, related to these awards.

A summary of stock option activity follows:

	2004		2003		2002
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Balance at beginning of year	5,731,641	$1.76	5,078,819	$1.95	3,781,592	$2.43
Options granted	1,010,000	$1.11	1,329,000	$1.47	2,533,700	$1.63
Options forfeited	(1,316,835)	$2.93	(590,533)	$2.88	(1,029,142)	$3.27
Options exercised	(167,897)	$0.28	(85,645)	$0.17	(207,331)	$0.26

Balance at end of year	5,256,909	$1.39	5,731,641	$1.76	5,078,819	$1.95

At December 31, 2004, 3,655,666 options with a weighted-average exercise price of $1.44 were fully vested and exercisable. At December 31, 2003, 3,208,601 options with a weighted-average exercise price of $2.01 were fully vested and exercisable. At December 31, 2002, 2,115,396 options with a weighted-average exercise price of $2.69 were fully vested and exercisable.

The weighted-average exercise prices and weighted average grant-date fair value of options granted during 2004, 2003 and 2002 are as follows:

	2004		2003		2002
	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value
Exercise price equals fair market value	$1.09	$0.37	$1.59	$1.36	$1.62	$1.39
Exercise price exceeds fair market value	$1.28	$0.58	N/A	N/A	$1.96	$1.36
Exercise price is less than fair market value	N/A	N/A	$0.01	$0.39	$0.01	$2.52
Weighted average – all options granted	$1.11	$0.39	$1.47	$1.28	$1.63	$1.39

The following summarizes information about our stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average exercise price
$ 0.01- 3.88	5,133,009	5.9	$1.23	3,531,766	$1.21
$ 3.89- 7.75	114,050	1.8	$6.64	114,050	$6.64
$ 7.76- 11.63	4,150	5.6	$7.81	4,150	$7.81
$ 15.51-19.38	850	3.1	$15.94	850	$15.94
$ 19.39-38.75	4,850	5.0	$38.75	4,850	$38.75

Totals	5,256,909	5.8	$1.39	3,655,666	$1.44

b) Employee Stock Purchase Plan

In April 1999, we, with the approval of the board of directors and stockholders, adopted an Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance thereunder. In December 2004, with the approval of the board of directors and stockholders, we increased the number of shares reserved for issuance thereunder by 500,000 to an aggregate of 1,000,000 shares. The purchase plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 15% of total compensation. Each offering period has a maximum duration of twenty-four months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of the respective purchase interval. The initial offering period commenced on the effectiveness of our initial public offering in July 1999.

A summary of the shares purchased is as follows:

Purchase Date	Number of Shares Purchased	Purchase Cost
January 31, 2000	27,513	$281
July 31, 2000	48,378	190
January 31, 2001	27,330	71
July 31, 2001	11,405	15
February 1, 2002	9,627	14
July 31, 2002	58,458	60
January 31, 2003	70,652	28
July 31, 2003	53,131	22
January 31, 2004	50,390	21
July 31, 2004	41,790	17

Total	398,674	$719

On the January 31, 2005 purchase date, 25,323 shares were purchased at an aggregate cost of $10.

c) Warrants

The warrants that we issue generally contain customary provisions requiring proportionate adjustment of the exercise price in the event of a stock split or stock dividend.

A summary of warrant activity follows:

	Common stock
	Number of Warrants	Weighted Average exercise price
Balance as of January 1, 2002	458,371	$3.19
Warrants granted	3,750	6.64
Warrants assumed	2,068	18.03

Balance as of December 31, 2002	464,189	3.28

Warrants granted	2,652,092	1.66
Warrants canceled	(326,904)	1.59
Warrants exercised	(100,000)	0.59

Balance as of December 31, 2003	2,689,377	1.99

Warrants granted	3,225,089	0.70
Warrants canceled	(44,123)	4.97

Balance as of December 31, 2004	5,870,343	$1.11

9) Commitments and Contingencies

a) Leases

We lease our office facilities and various equipment under operating leases that expire at various dates through 2011. We also lease automobiles with combined annual rentals of approximately $74, $65 and $16 for the years ending December 31, 2005, 2006 and 2007, respectively. The automobile lease terms expire at various dates through November 2007. The following is a schedule by year of future minimum lease payments relating to noncancelable operating leases as of December 31, 2004:

Year ending December 31,	Amount
2005	$748
2006	524
2007	340
2008	143
2009	143
Thereafter	161

Total minimum lease payments	$2,059

The following table shows the composition of total rent expense for operating leases, except those with terms of one month or less that were not renewed:

	Year Ended December 31,
	2004	2003	2002
Minimum rentals *	$767	$1,132	$1,915
Less: Sublease rentals *	3	92	441

	$764	$1,040	$1,474

*	In 2002, minimum rentals and minimum sublease rentals include $545 and $344, respectively, for amounts accrued for an unutilized leased facility, which we subleased to an unrelated third party. Minimum rentals for 2003 include $199 for the reversal of a portion of the sublease accrued in 2002.

In September 2002, we entered into a lease for approximately 4,500 square feet of space in an office building in Malvern, Pennsylvania. This facility is leased at an annual rental of $42, plus operating expenses ($17 per year), utilities and taxes, and was used for administrative activities. The lease commenced in December 2002 and expires in November 2005. We vacated these premises in November 2004 and are seeking a sublease tenant for the balance of the lease term.

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

Prior to occupying our current offices in Mansfield, Massachusetts, we leased approximately 12,000 square feet of space in an office building, located in the same business park as our current offices, for our research and development, sales and support and administrative activities. We completed our occupation of the current offices in July 2002 and, in September 2002, we entered into a sublease with a subtenant, or Subtenant, for the balance of the term of this lease for our former offices. The lease for our former offices required us to pay minimum future rental payments, including operating expenses, totaling $545 as of December 31, 2002. Under the terms of the sublease agreement, we were to receive minimum future rental payments, including operating expenses, totaling $344 from the Subtenant. For the year ended

December 31, 2002, we recorded a charge of approximately $201, which is included in other general and administrative expense, for the amount representing the excess of the future minimum rental payments to be made over the future minimum sublease payments to be received. The Subtenant had made rental payments totaling $92 through and including June 30, 2003, and in August 2003, filed for bankruptcy protection. We did not find an alternate subtenant, and reversed and expensed in 2003 the remaining sublease rental accrual of $199, which is included in other general and administrative expense. We paid minimum rental payments totaling $131, including operating expenses, in 2004, and the lease expired in July 2004.

We currently lease an international sales office in France with a total of approximately 9,000 square feet of space. Annual rental for this office is $143 for years 2005 through 2009 and $161, thereafter. The lease for our office in France expires in 2011, but is cancelable without penalty in 2008, upon six months written notice.

b) Royalties

Under various licensing agreements, we are required to pay royalties, generally on per unit basis, on the sales of certain products that incorporate licensed technology. Royalty expense under such agreements was $241, $1,275 and $2,688 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in cost of revenues in the consolidated statements of operations.

Royalty Commitments to the Chief Scientist:

Prior to 2001, eMation had received grants from the Chief Scientist of Israel’s Ministry of Industry and Trade to finance the research and development of certain products. We are obligated to pay royalties at a rate of 3.0 - 3.5% resulting from sales of the products developed within the framework of the aforementioned grants, and the services related to the products, up to an amount equal to 100% of the grants received. Grants received in respect of approvals obtained after December 31, 1998 bear interest at an annual rate equal to the 12-month LIBOR (1.4582% at December 31, 2004). As of December 31, 2004, we have accrued royalties of $434.

Royalties to the Fund for the Encouragement of Marketing Activities:

Prior to 2001, the Israeli Government, through the Fund for the Encouragement of Marketing Activities, awarded eMation grants for participation in foreign marketing expenses. We are required to pay royalties at the rate of 4% of the increase in export sales, up to an amount equal to 100% of the grants received. Grants received after January 1, 1998 bear interest at an annual rate equal to the 6-month LIBOR (1.2192% at December 31, 2004). As of December 31, 2004, we have accrued royalties of $300.

c) Contingencies

SECURITIES CLASS ACTION

Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled “In re RAVISENT Technologies, Inc. Securities Litigation.” Pursuant to the Court’s consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and

15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7,000. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. Although we believe that such lawsuits or claims are without merit and that we have meritorious defenses to the actions, we plan to settle the litigation pursuant to the September 23, 2004 agreement in principle. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7,000. Under the terms of the settlement, our insurers have paid the settlement amount into an interest-bearing account for the benefit of the class pending final approval of the settlement by the Court. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was scheduled for April 6, 2005. We have been informed by our directors’ and officers’ liability insurance carriers that the full amount of the cash settlement will be paid by them. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defened the case vigorously. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. However, failure to successfully defened this action could harm our results of operations, liquidity and financial condition.

SECURITIES ALLOCATION CLASS ACTION

On November 27, 2001, a putative shareholder class action was filed against us, certain of our officers and directors, and several investment banks that were underwriters of our initial public offering. The action was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors, who purchased our stock between July 15, 1999 and December 6, 2000. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The lawsuit alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against one or both of us and our officers and directors. The claims are based on allegations that the underwriter defendants agreed to allocate stock in our July 15, 1999 initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws, because it did not disclose these arrangements. The action seeks damages in an unspecified amount. Similar “IPO allocation” actions have been filed against over 300 other issuers that have had initial public offerings since 1998 and all are included in a single coordinated proceeding in the Southern District of New York.

Our board of directors approved a settlement agreement and related agreements which set forth the terms of a settlement among us, our officers and directors, the plaintiff class, the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with these companies. Among other provisions, the settlement agreement provides for a release of us and our officers and directors for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1,000,000 to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1,000,000, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1,000,000, the issuers are required to make up the difference. It is anticipated that any potential financial obligation we have to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $3,400. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The presiding judge, Judge Scheindlin, ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties without barring the parties from pursuing other claims. A conference with Judge Scheindlin is scheduled to be held on April 11, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the Court’s opinion, or that the Court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement currently before the Court, as revised in accordance with the preliminary approval order, is accepted by the Court, then we anticipate that any potential financial obligation we may have to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. However, failure to successfully defend this action could harm our results of operations, liquidity and financial condition.

IPM

On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleged breach of an agreement between IPM and our wholly-owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claimed damages of $15,000 for breach of contract and fraud, and unspecified punitive damages and attorney’s fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and provided further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2,700, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend its complaint on February 19, 2004, which was granted on March 30, 2004, and which withdrew its fraud complaint and modified its breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM’s products. We filed a motion seeking summary judgment on March 9, 2004. On April 13, 2004, we filed a supplement to our motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004 and our motion for summary judgment was heard on May 18, 2004.

On June 22, 2004, the Court issued an order granting our motion for summary judgment and dismissing IPM’s claims against us. The parties then entered into a written settlement agreement and mutual general release dated January 14, 2005 which called for a “walk-away” settlement with no money or other consideration being exchanged. In connection with the settlement the parties also executed a written stipulation for dismissal of the action with prejudice. The stipulation for dismissal was filed on February 9, 2005 and the entire action was dismissed with prejudice.

QUESTRA

On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly method of communication over the Internet. Our U.S. Patent (#6,757,714) is titled “Reporting The State Of An Apparatus To A Remote Computer.” The patent protects one of our inventions relating to enabling remote “devices” — machines, appliances, instruments, and computers — to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in U.S Federal District Court in Massachusetts against Questra Corporation, one of our competitors, for infringement of this patent. On November 9, 2004, Questra filed an answer to our complaint, without filing a substantive counterclaim. Discovery is ongoing.

On November 10, 2004, Questra filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California charging us with infringement of U.S. Patent No. 6,377,162 and seeking injunctive relief and unspecified monetary damages. There have been no substantive motions or rulings to date in the case, which remains pending. Discovery is ongoing.

We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We are unable to predict the outcome of this matter or reasonably estimate an amount of loss given its current status.

LEASE

In connection with our acquisition of eMation in December 2001, we recorded an unutilized lease obligation of $1,201. Up through February 2003, we made payments under the lease totaling $180. In May 2003, the lessor provided us formal notice of termination of the lease and from June 2003 until May 2004, filed various complaints against us in Middlesex District Court, Marlborough Division in the Commonwealth of Massachusetts alleging breach of contract and seeking payment due for rent and other charges under the lease. In October 2004, we entered into a settlement and release agreement with the lessor to settle all charges, suits and claims against us. In October 2004, we signed a Withdrawal of Appeal to withdraw our appeal of the adverse District Court ruling with prejudice. Under the terms of the settlement and release agreement, we are required to pay $300, payable in two installments of $150 each. The first installment was paid on October 20, 2004, and the second installment is due on October 1, 2005, resulting in a balance due of $150 as of December 31, 2004. As a result of the settlement, we reversed $721 of the unutilized lease obligation, which is included as a non-cash reduction of other general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. The settlement agreement provides that, upon completion of the final payment due to the plaintiff as described above, the plaintiff will execute and file with the court a Notice of Satisfaction of Judgement to conclude the litigation.

OTHER

From time to time, we have received notices of claims of infringement of other parties’ proprietary rights and other claims in the ordinary course of our business. We have accrued for estimated losses in the accompanying consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

d) Employment Agreements

We have entered into employment agreements with certain of our officers and employees. The agreements are generally for one-year periods, generally provide for annual salaries and bonuses, incentive and nonqualified stock options, as determined by the board of directors and covenants not-to-compete during the employment term and for one year thereafter. The employment agreements also generally provide for severance benefits of six months to one years salary and health insurance coverage in the event the individual is terminated under the terms of the agreements. The aggregate amount payable for salaries in the event of termination totals approximately $2,238 as of December 31, 2004.

10) Business Risks and Concentration Risks

Axeda markets its DRM solutions worldwide to the service operation of device OEMs and strategic large-scale end users in a variety of industries including medical instrument, life sciences, enterprise technology, office and print production systems and industrial and building automation.

We perform ongoing credit evaluations of our customers’ financial condition and generally no collateral is required. We had three customers representing, in the aggregate, 42% and 28% of accounts receivable at December 31, 2004 and 2003, respectively.

Geographic Areas

Net long-lived assets, consisting principally of furniture and equipment, were located in the following countries, including our country of domicile, the United States, for the following years noted:

	December 31,
Country	2004	2003
United States	$1,116	$1,921
France	187	244
Germany	5	5
Japan	—	44
Holland	—	15

Total	$1,308	$2,229

11) Income Taxes

The provision for income taxes (benefit) is as follows:

	Years ended December 31,
	2004	2003	2002
Federal	$—	$—	$(668)
State	—	—	—
Foreign	211	198	209

Net expense (benefit)	$211	$198	$(459)

The table below reconciles the U.S. federal statutory income taxes to the recorded provision for income taxes (benefit):

	December 31,
	2004	2003	2002
Federal income tax benefit at U.S. federal statutory rate	$(3,223)	$(4,559)	$(17,811)
State income tax expense (benefit), net of federal income tax expense (benefit)	427	(183)	(1,539)
In-process research and development expenses and goodwill	—	—	6,702
Foreign income taxes	197	114	209
Warrant and option expense	—	—	419
Change in valuation allowance	2,231	2,111	20,835
Benefit related to change in tax legislation	—	—	(668)
Acquired deferred tax assets, including provision to return adjustments	579	3,160	(8,518)
Other	—	(445)	(88)

	$211	$198	$(459)

The components of the net deferred tax assets (liabilities) consist of:

	December 31,
	2004	2003
Deferred tax assets:
Net operating losses	$47,460	$44,571
Reserves and accruals not currently deductible	690	1,228
Deferred compensation and other	2,323	2,573

Deferred tax assets	50,473	48,372

Deferred tax liabilities:
Depreciation and amortization	(597)	(729)

Deferred tax liabilities	(597)	(729)
Valuation allowance	(49,876)	(47,643)

Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of operating loss and tax credit carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of our ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2003.

As of December 31, 2004, we have approximately $118,843 of U.S. federal and $76,596 of state net operating loss carryforwards available to offset future taxable income. The federal carryforwards will begin expiring in 2011 and the state carryforwards will begin expiring in 2005 if not utilized. Approximately $40,384 of the state net operating loss carryforwards is subject to a $2,000 annual limitation. In addition, we have approximately $6,390 of foreign net operating loss carryforwards of which approximately $199 begins to expire in 2006 with the remaining amounts carried forward indefinitely.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. Due to our prior and recent transactions, our net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. We have not yet determined the limitation as defined by the Tax Reform Act of 1986. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes.

Additionally, up to approximately $4,589 of the gross deferred tax assets will reduce goodwill and identified intangible assets to the extent such assets are realized.

In 2002 the Job Creation and Worker Assistance Act of 2002, or the Act, was enacted. The Act allows net operating loss carryforwards to 2001 and 2002 tax years to offset 100% of alternative minimum taxable income. Accordingly, we did not owe federal alternative minimum tax liability for 2001 and in 2002, we received a refund of alternative minimum taxes paid in 2001. We recorded this tax benefit of $668 in the first quarter of 2002.

12) Defined Contribution Plan

We have a defined contribution plan for qualified employees as defined in the plan. Participants may contribute up to 20% of pre-tax compensation, as defined. Under the plan, we can make discretionary contributions. The plan is an Internal Revenue Code section 401(k) plan, which provides for employer matching contributions for all participants equal to 50% of salary reductions of up to 6% of a participant’s compensation. We paid matching contributions totaling $172, $207 and $275 in 2004, 2003 and 2002, respectively.

13) Segment and Major Customer Information

Segment information is presented in accordance with SFAS No. 131 “Disclosures About Segments Of An Enterprise And Related Information,” or SFAS 131. This standard requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. For the years ended December 31, 2004 and 2003, DRM was our only reportable segment.

DRM was created as a result of the acquisition of eMation in December 2001. This segment provides a distributed software solution designed to enable businesses to remotely monitor, manage and service intelligent devices. DRM enables the live exchange of information via the Internet, between remotely deployed “intelligent devices” (instruments, equipment, machines, facilities, appliances, sensors or systems incorporating computer-based control technology) and the people that build, service and use them. The Axeda DRM system enables manufacturers and service providers to use the Internet to establish and manage continuous connections with devices deployed at their customers’ facilities, allowing them to stay in touch with their products throughout their lifecycle, tapping the value of remote device information with new, automated e-service, operations monitoring and e-commerce offerings. The product offerings enable customers to gain business insight and benefits from live information sources by helping them capitalize on the wealth of previously unavailable device performance and usage data.

Other is comprised of our former PC business, the assets of which were sold in May 2002, and our former CE and IA businesses, the assets of which were sold in March 2001.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

	Year Ended December 31,
	2004	2003	2002
Revenues:
DRM	$12,726	$12,622	$10,876
Other	159	572	7,253

Total	$12,885	$13,194	$18,129

Gross profit:
DRM	$8,226	$7,231	$4,075
Other	223	342	3,764

Total	$8,449	$7,573	$7,839

We had the following customers that combined represented 21%, 15% and 28% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively:

	December 31,
Customer	2004	2003	2002
1	$1,078	$970	$2,512
2	$858	$557	$1,823
3	$736	$493	$694

We sell and license our technology to customers primarily in North America, Europe and Asia. A majority of our revenues are derived from our North American operations, and our total revenues were derived from the following geographic regions:

	Year Ended December 31,
	2004		2003		2002
Country/ Geographic Region	Amount	% of Total	Amount	% of Total	Amount	% of Total
North America:
United States	$5,696	44.2%	$5,556	42.1%	$8,459	46.7%
Canada	13	0.1	265	2.0	1,912	10.5

Total - North America	5,709	44.3	5,821	44.1	10,371	57.2

Europe:
Switzerland	1,385	10.7	1,213	9.2	707	3.9
France	1,293	10.0	1,425	10.8	1,778	9.8
Netherlands	638	5.0	461	3.5	785	4.3
Germany	600	4.7	573	4.3	1,330	7.3
United Kingdom	450	3.5	536	4.1	466	2.6
Belgium	416	3.2	390	3.0	162	0.9
Italy	326	2.5	240	1.8	247	1.4
Other	515	4.0	615	4.7	569	3.1

Total - Europe	5,623	43.6	5,453	41.3	6,044	33.3

Asia:
Japan	994	7.7	1,352	10.2	856	4.7
Israel	236	1.8	326	2.5	450	2.5
Other	176	1.4	113	0.9	261	1.4

Total – Asia	1,406	10.9	1,791	13.6	1,567	8.6

Other	147	1.1	129	1.0	147	0.8

Total	$12,885	100.0%	$13,194	100.0%	$18,129	100.0%

14) Supplemental Disclosure of Balance Sheet and Cash Flow Information

a) Balance Sheet

Provision for doubtful accounts

Accounts receivable are net of provisions for doubtful accounts of $88 and $68 as of December 31, 2004 and 2003, respectively.

b) Cash Flows

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2004	2003	2002
Cash paid during the year for:
Interest	$55	$37	$148

Income taxes (refund)	$133	$—	$(308)

Non-cash investing and financing activities:
Common stock financing-related liability	$—	$2,608	$—
Convertible term note financing-related liability	1,643	—	—
Issuance of warrants and options in connection with equity transactions	—	114	90
Issuance of warrants in connection with bank line of credit	16	44	—
Settlement of pre-acquisition liability related to acquisition of eMation	—	—	160
Fair value of 20,000 shares of Axeda common stock received in connection with the settlement of a loan receivable	—	—	39

15) Selected Quarterly Financial Data (unaudited)

	Revenues	Gross Profit	Net Loss	Basic and Diluted Loss Per Share

2004
First Quarter (A)	$3,535	$2,106	$(2,639)	$(0.08)
Second Quarter (B)	2,895	1,697	(2,424)	$(0.07)
Third Quarter (C)	2,738	1,792	(1,352)	$(0.04)
Fourth Quarter ( D )	3,717	2,854	(3,276)	$(0.10)

Total (H) (J)	$12,885	$8,449	$(9,691)	$(0.30)

2003
First Quarter (E)	$3,417	$1,737	$(4,787)	$(0.18)
Second Quarter	2,774	1,275	(4,853)	$(0.18)
Third Quarter (F)	3,603	2,536	(1,811)	$(0.07)
Fourth Quarter ( G )	3,400	2,025	(2,157)	$(0.07)

Total (I) (J)	$13,194	$7,573	$(13,608)	$(0.48)

Notes to Selected Quarterly Financial Data (unaudited)

Axeda’s net loss in 2004 and 2003 has been affected by certain unusual or infrequently occurring items. These items consisted of:

A.	First quarter 2004

1)	other income for the fair value adjustment of the financing-related liability of $739

B.	Second quarter 2004

1)	other income for the fair value adjustment of the financing-related liability of $45

2)	reversal of accruals totaling $485, related to our former PC and CE businesses of $375 and $110, respectively

C.	Third quarter 2004

1)	other income for the fair value adjustment of the financing-related liability of $1,241

2)	reversal of accrual related to settlement of disputed lease of $721

3)	charges for facilities closures and other severance of $1,105

D.	Fourth quarter 2004

1)	other expense for the fair value adjustment of the financing-related liabilities of $1,681

2)	reversal of accrual related to our DRM business of $170

E.	First quarter 2003

1)	reversal of accruals related to settlement agreement with Phoenix Technologies Ltd. of $743

F.	Third quarter 2003

1)	other income for the fair value adjustment of the financing-related liability of $645

G.	Fourth quarter 2003

1)	other income for the fair value adjustment of the financing-related liability of $157

H.	The aggregate net effect of these items in 2004 was to decrease (increase) basic and diluted net loss per share by $0.02 in the first quarter, $0.02 in the second quarter, $0.03 in the third quarter and $(0.05) in the fourth quarter, thereby, aggregating to a net loss of $0.02 per basic and diluted common share outstanding for the year (see Note J below).

I.	The aggregate net effect of these items in 2003 was to decrease basic and diluted net loss per share by $0.03 in the first quarter, $0.02 in the third quarter and $0.01 in the fourth quarter, thereby, aggregating to a net loss of $0.05 per basic and diluted common share outstanding for the year (see Note J below).

J.	Per share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Axeda Systems Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by Axeda with the SEC on or before May 2, 2005 under the captions “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to our principal executive officer and principal financial and accounting officer as well as our employees and directors generally. This code of ethics is posted on our website, www.axeda.com. Our code of ethics may be found on our website as follows:

•	From our main Web page, first click on “Investor Relations” and then on “Corporate Governance.”

•	Next, click on “Code of Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting the required information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by Axeda with the SEC on or before May 2, 2005 under the captions “Executive Compensation and Related Information,” “Transactions with Certain Executive Officers and Employment and Change of Control Arrangements, Summary of Cash and Certain other Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by Axeda with the SEC on or before May 2, 2005 under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by Axeda with the SEC on or before May 2, 2005 under the caption “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed by Axeda with the SEC on or before May 2, 2005 under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

Axeda Systems Inc.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Annual Report:

(1) Consolidated Financial Statements

The Consolidated Financial Statements of Axeda Systems Inc. and related Notes thereto as set forth in Item 8 of this Annual Report on Form 10-K begin at page 43.

(2) Financial Statement Schedules

The following consolidated financial statement schedule of Axeda Systems Inc. for each of the years ended December 31, 2002, 2003 and 2004 should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained herein at Item 8.

Axeda Systems Inc. and Subsidiaries

Schedule of Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Charged to cost and expense	Charged to other accounts	Deductions	Balance at end of year
Accounts receivable reserve
For the year ended December 31, 2002	$179	$(45)	$—	$(50)	$84
For the year ended December 31, 2003	$84	$(16)	$—	$—	$68
For the year ended December 31, 2004	$68	$34	$3	$(17)	$88

Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto contained in this Annual Report on Form 10-K.

(b)	Exhibits

Except as so indicated in Exhibit 32.1, exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Axeda Systems Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 12th day of April 2005.

Axeda Systems Inc.

By:	/s/ Robert M. Russell Jr.
Robert M. Russell Jr.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the persons whose signatures appear below, which persons have signed such Annual Report on Form 10-K in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert M. Russell Jr. Robert M. Russell Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 12, 2005

/s/ Dale E. Calder Dale E. Calder	Director and President	April 12, 2005

/s/ Karen F. Kupferberg Karen F. Kupferberg	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	April 12, 2005

/s/Paul A. Vais Paul A. Vais	Director	April 12, 2005

/s/ Walter L. Threadgill Walter L. Threadgill	Director	April 12, 2005

/s/ Bruce J. Ryan Bruce J. Ryan	Director	April 12, 2005

/s/ James McDonald James McDonald	Director	April 12, 2005

AXEDA SYSTEMS INC.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits. Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Exhibit Title
2.1	Asset Acquisition Agreement dated as of January 18, 2001 among STMicroelectronics, Inc., STMicroelectronics, NV and RAVISENT Technologies Inc., RAVISENT I.P., Inc. and RAVISENT Operating Company, Inc. (2)

2.2	Asset Acquisition Agreement dated as of March 21, 2001 among Phoenix Technologies Ltd. and RAVISENT Internet Appliance Group, Ravisent I.P., Inc. and RAVISENT Operating Company, Inc. (3)

2.3	Amended and Restated Share Purchase Agreement dated as of October 5, 2001 by and among RAVISENT Technologies Inc., a Delaware corporation, eMation, Ltd., a private company organized under the laws of the State of Israel and certain of the shareholders of eMation, Ltd. (5)

3.1*	Amended and Restated Certificate of Incorporation, as amended.

3.2	Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002. (7)

3.3	Certificate of Ownership and Merger of Axeda Systems Inc., a Delaware corporation with and into Ravisent Technologies Inc., a Delaware corporation, dated as of January 10, 2002. (10)

4.1	Form of registrant’s Specimen Common Stock Certificate. (1)

4.2	Securities Purchase Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (15)

4.3	Secured Convertible Term Note, dated as of October 5, 2004, issued by Axeda Systems Inc. to Laurus Master Fund, Ltd. (15)

4.4	Common Stock Purchase Warrant, dated as of October 5, 2004, issued by Axeda Systems Inc. to Laurus Master Fund, Ltd. (15)

4.5	Registration Rights Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (15)

4.6*	Common Stock Purchase Warrant, dated as of October 5, 2004, issued by Axeda Systems Inc. to Revolution Partners.

4.7*	Common Stock Purchase Warrant, dated as of October 5, 2004, issued by Axeda Systems Inc. to Westport Equity Partners Corp.

4.8	Amendment No. 1 to Securities Purchase Agreement, dated as of February 16, 2005, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (17)

AXEDA SYSTEMS INC.

4.9	Amendment No. 1 to Registration Rights Agreement, dated as of February 16, 2005, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (17)

10.1+	Axeda’s 1999 Stock Incentive Plan.(1)

10.2+	Axeda’s Amended and Restated 1999 Employee Stock Purchase Plan.(16)

10.3	Form of Directors’ and Officers’ Indemnification Agreement.(1)

10.4+	Employment Agreement, as amended, dated August 6, 2001 by and between RAVISENT and Robert M. Russell, Jr. (4)

10.5+	Employment Agreement, dated December 7, 2001 by and between RAVISENT and Dale Calder (8)

10.6+	Employment Agreement, dated December 7, 2001 by and between RAVISENT and Thomas J. Fogarty (8)

10.7+	Employment Agreement, dated December 7, 2001 by and between RAVISENT and Francis X. Brown III (8)

10.8	eMation Ltd. 2001 Share Incentive Plan.(6)

10.9	eMation Ltd. 2001 Share Incentive Plan Form of Stock Option Agreement.(6)

10.10	Form of Assumption Agreement. (6)

10.11@	License and Distribution Agreement, dated July 26, 2002, by and between Electronics for Imaging, Inc. and Axeda Systems Operating Company, Inc. (9)

10.12@	Software Distribution Agreement, dated May 24, 2002, by and between Sonic IP, Inc. and AXEDA SYSTEMS, Inc., RAVISENT I.P., Inc and RAVISENT OPERATING COMPANY, Inc. (11)

10.13	Loan and Security Agreement, dated June 25, 2003, by and between Axeda Systems Operating Company, Inc. and Silicon Valley Bank (12)

10.14	Purchase Agreement, dated September 22, 2003, by and among Axeda Systems Inc. and the investors named on the signature pages thereto. (13)

10.15	Registration Rights Agreement, dated September 23, 2003, by and among Axeda Systems Inc. and the investors named on the signature pages thereto. (13)

10.16	Form of Common Stock Warrant. (13)

10.17 +	Employment Agreement dated September 25, 2003 by and between Axeda Systems Inc. and John C. Roberts (14)

10.18	Amendment #1 to Electronics for Imaging, Inc. and Axeda Systems Operating Company, Inc. License and Distribution Agreement, effective August 15, 2003 (14)

10.19+	Employment Agreement, dated as of December 7, 2003 by and between Axeda Systems Inc. and Thomas J. Fogarty (18)

AXEDA SYSTEMS INC.

10.20+*	Employment Agreement, dated as of December 14, 2004 by and between Axeda Systems Inc. and Karen F. Kupferberg

10.21	Master Security Agreement, dated as of October 5, 2004, by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc., Liuco, Inc., Ravisent Operating Company Inc., Axeda IP, Inc. and Laurus Master Fund, Ltd. (15)

10.22	Stock Pledge Agreement, dated as of October 5, 2004, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (15)

10.23	Subsidiary Guaranty, dated as of October 5, 2004, by and among Axeda Systems Operating Company, Inc., Liuco, Inc., Ravisent Operating Company Inc. and Laurus Master Fund, Ltd. (15)

10.24	Grant of Security Interest in Patents and Trademarks, dated as of October 5, 2004, by and among Axeda Systems Inc., Axeda IP, Inc., Axeda Systems Operating Company, Inc. and Laurus Master Fund, Ltd. (15)

10.25	Amendment No. 1 to Registration Rights Agreement, dated as of February 16, 2005, by and among Axeda Systems Inc., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. (17)

21.1*	Subsidiaries of Axeda.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Rule 13a-14(a)/15d-14(a)

32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 declared effective with Securities and Exchange Commission on July 15, 1999 (File No. 333-77269).

(2)	Incorporated by reference to the registrant’s current report on Form 8-K dated March 1, 2001, as filed with the Securities and Exchange Commission on March 16, 2001.

(3)	Incorporated by reference to the registrant’s current report on Form 8-K dated March 23, 2001, as filed with the Securities and Exchange Commission on April 9, 2001.

(4)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

AXEDA SYSTEMS INC.

(5)	Incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A dated November 9, 2001, as filed with the Securities and Exchange Commission on November 19, 2001.

(6)	Incorporated by reference to the registrant’s registration statement on Form S-8 as filed with the Securities and Exchange Commission on February 11, 2002.

(7)	Incorporated by reference to the registrant’s current report on Form 8-K dated February 25, 2002, as filed with the Securities and Exchange Commission on February 27, 2002.

(8)	Incorporated by reference to the registrant’s annual report on Form 10-K for the period ended December 31, 2002.

(9)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

(10)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

(12)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

(13)	Incorporated by reference to the registrant’s current report on Form 8-K dated September 23, 2003, as filed with the Securities and Exchange Commission on September 23, 2003.

(14)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

(15)	Incorporated by reference to the registrant’s current report on Form 8-K dated October 5, 2004, as filed with the Securities and Exchange Commission on October 12, 2004.

(16)	Incorporated by reference to the registrant’s definitive proxy statement on Form 14A dated November 26, 2004, as filed with the Securities and Exchange Commission on November 26, 2004.

(17)	Incorporated by reference to the registrant’s current report on Form 8-K dated February 16, 2005, as filed with the Securities and Exchange Commission on February 23, 2005.

(18)	Incorporated by reference to the registrant’s annual report on Form 10-K for the period ended December 31, 2003.

@	Confidential treatment granted for portions of this agreement
+	Compensation plans and arrangements for executives and others
*	Filed herewith