Form 10-K/A
period 2004-12-31
AXEDA SYSTEMS INC
filed 2005-05-02
CIK 1052593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

The aggregate market value of such common stock held by non-affiliates of the registrant, based on the closing price of such shares on the Nasdaq SmallCap Market was approximately $20,222,187 as of June 30, 2004. Shares of common stock held by each executive officer and director and each person known to us who beneficially owns 5% or more of our outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s common stock outstanding as of March 31, 2005 was 32,872,670.

DOCUMENTS INCORPORATED BY REFERENCE

Axeda Systems Inc.

December 31, 2004 Annual Report filed on Form 10-K on April 13, 2005

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Part III of our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed on April 13, 2005 (the “Original Filing”) in its entirety, to include the information required by Items 10, 11, 12, 13 and 14 to Part III because our proxy statement will not be filed within 120 days of the end of our year ended December 31, 2004. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

Set forth below is information regarding the members of our board of directors, including information furnished by them as to their principal occupation at present and for at least the last five years, certain other directorships held by them, the year in which each became a director, and their ages as of April 30, 2005:

Name	Age	Position	Director Since	Term Expires
Robert M. Russell Jr.	53	Chief Executive Officer and Director	2001	2007
Dale E. Calder	43	President and Director	2001	2006
Bruce J. Ryan	61	Director	2002	2007
Paul A. Vais	46	Director	1998	2005
James R. McDonald	48	Director	2002	2005
Walter L. Threadgill	59	Director	1998	2006

Robert M. Russell Jr. Mr. Russell was appointed to our board of directors on June 21, 2001 and was appointed Chief Executive Officer by our board of directors effective August 6, 2001. From May 2000 until August 2001, Mr. Russell was the President and Chief Executive Officer of Thomson Learning’s Life Long Learning Group. From April 1994 to May 2000, Mr. Russell served, first, as Senior Vice President and General Manager of McGraw Hill’s Sweets Group, and subsequently, as President of McGraw-Hill’s Construction Information Group. Mr. Russell also serves on the boards of directors of Ohio University College of Business and the National Building Museum (Washington D.C.), and was a regent of the American Architectural Foundation. Mr. Russell holds a B.S. from Ohio University and is a graduate of the Yale Executive School of Management Program.

Dale E. Calder. Mr. Calder was appointed to our board of directors and as our President in December 2001. From October 1998 through our acquisition of eMation, Ltd. in December 2001, Mr. Calder was the President and Chief Executive Officer of eMation, Ltd. (which changed its name from PC Soft International (1988) Ltd. in February 2000). From 1996 to October 1998, Mr. Calder served as the President of FactorySoft. FactorySoft, which was founded by Mr. Calder in 1996 and acquired by PC Soft International (1988) Ltd. in October 1998, produced connectivity tools for the automation industry. Mr. Calder attended Duke University and the University of North Carolina at Charlotte and graduated with a degree in Electrical Engineering. Mr. Calder also attended the M.B.A. program at Carnegie-Mellon University.

Bruce J. Ryan. Mr. Ryan was appointed to our board of directors in January 2002. Mr. Ryan is currently Chairman and until August 2004 was the Chief Executive Officer of InfiniCon Systems, Inc., a leader in infrastructure technology for end-to-end networking for high performance business computing. From February 1998 until November 2002, Mr. Ryan was the Executive Vice President and Chief Financial Officer of Global Knowledge Inc., a leading worldwide IT training company and a leader in e-learning solutions. From 1994 until October 1997, Mr. Ryan was Executive Vice President and Chief Financial Officer at Amdahl Corporation. Mr. Ryan held several executive positions at Digital Equipment Corporation from 1969 until 1994, including Senior Vice President of Financial Services, Government and Professional Industries. Mr. Ryan earned his Bachelor’s degree in Business Administration from Boston College and his M.B.A. from Suffolk University. Mr. Ryan serves as a director for CNT Corp., KVH Industries, Inc., and Tarantella, Inc. Mr. Ryan is the Chairman of the Audit Committee and a member of the Compensation Committee and the Nominating and Governance Committee of the board of directors, but holds no other offices of ours.

Paul A. Vais. Mr. Vais has served as one of our directors since April 1998. Mr. Vais has been a General Partner of Apax Partners, a venture capital firm, since March 1997. From March 1995 to December 1996, Mr. Vais served as Vice President of Enterprise Partners V.C., a venture capital firm. From October 1994 to March 1995, Mr. Vais served as a consultant for International Business Machines and several early stage companies, providing expertise in strategic marketing and technology development. Mr. Vais also worked at NeXT Computer, Inc., from July 1988 to October 1994, where he served as the Executive Director of Worldwide Marketing and with Apollo Computer, an engineering workstation company. Mr. Vais serves as a director of many companies, including Oblix, Inc., JAMDAT Mobile Inc., Bluearc Corporation and TvHead, Inc. Mr. Vais holds a B.A. in Computer Science from the University of California at Berkeley. Mr. Vais is the Chairman of the Compensation Committee of the Board of Directors, but holds no other offices of ours.

James R. McDonald. Dr. McDonald was appointed to our board of directors in April 2002. Dr. McDonald has held the Rolls-Royce Chair in Power Engineering at the University of Strathclyde since 1994. Dr. McDonald has also been the Director of the Rolls-Royce University Technology Centre in Power Engineering at the University of Strathclyde since 1996 and the Director of the Centre for Economic Renewable Power Delivery (a Strathclyde/Glasgow University Partnership) since 1998. Dr. McDonald is a Technical Director of Dynamic Knowledge Corporation, a company specializing in knowledge management methods and tools for intelligent decision support applications, and a Member of the Rolls-Royce Electro-Mechanical and Controls Advisory Board. Dr. McDonald is also a Technical Director of Smart Energy Ltd., a company specializing in fuel cell packaging, control and application engineering for distributed generation and electric vehicles. Dr. McDonald is a Director of McDonald, Green and Associates. He is also a Director for the Centre for Electrical Power Engineering, University of Strathclyde and a Director of the Institute for Energy & Environment, University of Strathclyde, a leading electrical power engineering group. He is a Chartered Engineer (C. Eng.), Fellow of the Institution of Electrical Engineers (FIEE), Senior Member of the Institute of Electrical and Electronics Engineers (SMIEEE), Fellow of the Institute of Physics (FInstP), Fellow of the Royal Academy of Engineering (FREng) and Fellow of the Royal Society of Edinburgh (FRSE). He has held non-executive board positions with ASCADA (now owned by GE-Harris), a company specializing in real-time network control and operations software and Diagnostic Monitoring Systems, a University spin-out company specializing in sensing and data acquisition systems for plant asset management. In February 2004, Dr. McDonald was appointed Energy Advisor to Abu Dhabi Water and Electricity Authority (ADWEA). Dr. McDonald earned his Bachelor degree in Electrical and Electronic Engineering, a Masters degree in Electrical and Electronic Engineering, and his Ph.D. in Dynamic Pricing in Electrical Energy Systems, from the University of Strathclyde. Dr. McDonald is a member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the board of directors, but holds no other offices of ours.

Walter L. Threadgill. Mr. Threadgill has served as one of our directors since January 1998. Since February 1996, Mr. Threadgill has served as Managing General Partner of Atlantic Coastal Ventures, L.P., a venture capital firm. From June 1979 to February 2000, Mr. Threadgill served as President and Chief Executive Officer of Multimedia Broadcast Investment Corporation (or MBIC), a venture capital company specializing in broadcast financing. He also serves on the board of directors of Pingtone Communications, Inc. Mr. Threadgill holds a B.A. in Business Administration from Bernard M. Baruch College, City University of New York, an M.B.A. from Long Island University, and an M.A. in International and Telecommunications Law from Antioch School of Law. Mr. Threadgill is a member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the board of directors, but holds no other offices of ours.

Executive Officer

Set forth below is information regarding our executive officer who is not a director, including her name, age, title and biography as of April 30, 2005. Information concerning executive officers who are also directors is contained above under the heading “Directors” in this Part III, Item 10.

Name	Age	Position
Karen F. Kupferberg	53	Executive Vice President, Chief Financial Officer and Treasurer

Karen F. Kupferberg. Ms. Kupferberg was appointed Executive Vice President, Chief Financial Officer and Treasurer on December 14, 2004. Ms. Kupferberg is our principal Financial and Accounting Officer. Ms. Kupferberg served for over five years as Vice President and Corporate Controller for EMC Corporation. Prior to joining EMC, Ms. Kupferberg held a number of key finance and accounting positions with Digital Equipment Corporation, including Vice President of Internal Audit. She began her career on Wall Street as a securities analyst for E.F. Hutton. Ms. Kupferberg serves on a number of Boards, including Fiduciary Trust Company, Old Mutual (US) Trust Company, and the Commonwealth Institute. She holds an M.B.A. from the Wharton School at the University of Pennsylvania, and a B.S. in Mathematics from Trinity College. She is a graduate of Columbia University’s Executive Program in International Business Management.

Audit Committee

The Audit Committee of our board of directors consists of Bruce J. Ryan, Walter L. Threadgill and James R. McDonald. The audit committee met seven times during 2004. The audit committee oversees: (1) the integrity of our consolidated financial statements, (2) the appointment, compensation, qualifications, independence and work of our independent auditors, (3) our compliance with legal and regulatory requirements, and (4) the performance of our internal controls function. A copy of our Audit Committee charter, which was reviewed and updated in November 2002, is available at www.axeda.com. The board of directors has determined that Mr. Ryan is an Audit Committee “financial expert” as defined by the Securities and Exchange Commission. The board of directors has determined that each of the members of this Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASDAQ National Market and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

SEC Order Involving Axeda and Former Officers

In November 2003, the Securities and Exchange Commission, or the SEC, issued a cease and desist order against us and two of our former officers. The SEC alleged violations of Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, or the Exchange Act, arising out of our incorrect application of generally accepted accounting principles in prematurely recognizing revenue on three of our contracts in the second and third quarters of 1999. We detected these revenue recognition issues during our year-end audit and restated our results in our Form 10-K annual report filed on March 14, 2000. Without admitting or denying the findings in the cease and desist order, the company and its two former officers consented to the entry of the cease and desist order. The SEC ordered that the company and the former officers cease and desist from committing or causing any violation and any future violation of Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the rules thereunder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the year ended December 31, 2004, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements, except that a Form 3 required by Karen F. Kupferberg was inadvertently not filed because Ms. Kupferberg did not own any non-derivative or derivative securities of Axeda in 2004. To our knowledge, during 2004, no other person subject to the reporting requirement of Section 16(a) failed to file or was delinquent in filing a required report.

Code of Ethics

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

ITEM 11. Executive Compensation

Summary Compensation

The following table sets forth compensation information with respect to the compensation received for services rendered to us by our Chief Executive Officer and our other two most highly compensated executive officers whose salary and bonus for 2004 was in excess of $100,000 (together, the “Named Executive Officers”), in each case for services rendered in all capacities to us and our subsidiaries during the last three years.

Name and Principal Position	Year	Salary		Bonus		Long-term Compensation Awards - Securities Underlying Options	All Other Compensation
		($)		($)		(#)	($)
Robert M. Russell Jr. Chief Executive Officer and Chairman of the Board	2004 2003 2002	$ $ $	330,000 330,000 330,000	$ $ $	75,000 100,000 276,725	— — 200,000	$ $ $	6,500 4,000 4,866	(2) (2) (2)

Dale E. Calder President and Director	2004 2003 2002	$ $ $	242,000 220,000 221,855	$ $ $	75,000 100,000 151,150	— — 75,000	$ $ $	11,315 6,000 5,500	(2) (2) (2)

Karen F. Kupferberg (1) Executive Vice President, Chief Financial Officer & Treasurer	2004		$8,905		—	—		20,063	(3)

(1)	Ms. Kupferberg was hired on December 14, 2004 at an annual base salary of $175,000 and an annual bonus potential of $100,000.
(2)	Employer matching contributions to Company 401(k) plans.
(3)	Includes consulting services.

Option Grants in 2004

The following table sets forth option grants for the year ended December 31, 2004 to our Named Executive Officers. No stock appreciation rights were granted to any such person during 2004.

Name	Number of Shares of Securities Underlying Options Granted	Percent of Total Options Granted to Employees (1)	Exercise Price Per Share (2)	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
							5%	10%
Robert M. Russell Jr.	—	—	—	—	—	—	—	—
Dale E. Calder	—	—	—	—	—	—	—	—
Karen F. Kupferberg ()	—	—	—	—	—		—	—

(1)	Based on an aggregate of 1,010,000 options granted to employees under our stock option plan during 2004.
(2)	The exercise price for all stock option grants is the fair market value of our common stock on the date of the grant. The exercise price may be paid in cash, with shares of common stock, or through a cashless exercise. If we are acquired, all options that are not assumed or replaced by the successor corporation will automatically accelerate in full. In addition, Messrs. Russell, Calder and Ms. Kupferberg’s employment agreements provide for the immediate vesting of all outstanding options in the event they are terminated without cause or as otherwise defined in the agreements.
(3)	The potential realizable value is calculated based on the term of the option at its time of grant, which is ten years. It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of common stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment, or board services, to us, through the period that exercise rights vest, and the date on which the options are exercised.
(4)	Karen F. Kupferberg was granted options for 325,000 shares under her December 14, 2004 employment contract. This option grant was subject to approval by the board of directors, who approved the option grant to Ms. Kupferberg at the March 2, 2005 meetings of the Compensation Committee and the Board of Directors. Ms. Kupferberg’s options vest as follows: 50% on the first anniversary of her employment contract, which is December 14, 2005, and the remaining 50% will vest on the second anniversary.

Aggregate Option Exercises in 2004 and Year-end Option Values

The following table sets forth certain information concerning option holdings at December 31, 2004 with respect to each Named Executive Officer. No stock appreciation rights were outstanding at December 31, 2004. No Named Executive Officer exercised any options or stock appreciation rights during 2004.

Name	Shares Acquired on Exercise	Value Realized	Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-The-Money Options at Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Russell Jr.	—	—	743,495	137,505	281,531	16,959
Dale E. Calder	—	—	540,624	34,376	252,031	12,719
Karen F. Kupferberg (2)	—	—		—	—	—

(1)	Determined by subtracting the exercise price from the fair market value of our common stock at December 31, 2004 of $0.80 per share, based on the closing selling price of our common stock on the Nasdaq SmallCap Market on such date, and multiplying by the applicable number of securities.
(2)	Options to purchase 325,000 shares were granted to Karen F. Kupferberg per her December 14, 2004 employment contract, which option grant was subject to approval by the board of directors, who approved the option grant to Ms. Kupferberg at their March 2, 2005 Compensation Committee and Board of Directors meetings. Ms. Kupferberg’s options vest as follows: 50% on the first anniversary of her employment contract, which is December 14, 2005, and the remaining 50% will vest on the second anniversary.

Director Compensation

Directors who are not currently our employees are eligible to receive discretionary option grants and stock issuances under our 1999 Stock Incentive Plan for their service on the board of directors. These directors are entitled to receive an automatic option grant to purchase 20,000 shares at the time of their initial election or appointment to the board of directors, and each director who has served for at least six months receives grants of 5,000 options at each annual meeting of stockholders while they serve as directors. Each automatic option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under such option will be subject to our repurchase, at the exercise price paid per share, should the director cease board service prior to vesting in those shares. The shares subject to each initial 20,000-share automatic option grant will vest in a series of four successive equal annual installments upon the director’s completion of each year of board service over the four year period measured from the grant date. The shares subject to each annual 5,000-share automatic grant will vest upon a director’s completion of one year of board service measured from the grant date. However, the shares subject to each outstanding automatic option grant will immediately vest in full upon certain changes in control or ownership of us or upon a director’s death or disability while a board member. Following a director’s cessation of board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the director is vested at the time of such cessation of board service.

Messrs. Vais and Threadgill each received an option grant to purchase 20,000 shares of our common stock on the date of our 2004 annual meeting of stockholders, with an exercise price of $0.88 and are entitled to receive a grant of an option to purchase 20,000 shares of our common stock, with an exercise price equal to the fair market value of our common stock on the date of grant, at each annual meeting of stockholders while each serves as a director, of which 5,000 will be an automatic option grant, and the remaining 15,000 will vest immediately. Messrs. Vais and Threadgill do not receive any monetary compensation for their service on the board of directors or committees thereof, but are reimbursed for reasonable expenses relating to such service.

Dr. McDonald and Mr. Ryan each received a grant of an option to purchase 25,000 shares of our common stock on the date of our 2004 annual meeting of stockholders, with an exercise price of $0.88. They are each entitled to receive an option to purchase 25,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant, at each annual meeting of stockholders while they serve as directors, of which 5,000 will be an automatic option grant, and the remaining 20,000 will vest immediately.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors was formed in April 1999. The Compensation Committee consists of Messrs. Vais, Ryan, Threadgill and Dr. McDonald. None of the above members of this committee was one of our officers or employees at any time during 2004.

Other Information

There are no family relationships among any of our directors or executive officers.

Employment Agreements and Change in Control Arrangements

In August 2001, Mr. Russell was appointed our Chief Executive Officer and Chairman of the Board of Directors. We entered into an employment agreement with Mr. Russell in August 2001 for a three-year term at a base salary of $330,000. His employment agreement automatically renewed in August 2004 for an additional one-year term. His employment contract includes an annual cash bonus potential of $100,000, which was guaranteed through the end of 2002, and a $100,000 bonus potential if we reach certain revenue goals. If we exceed those revenue goals, his employment agreement provides for a bonus equal to 1% of the amount by which such goals are exceeded. Mr. Russell also received stock options in August 2001 to purchase 300,000 shares of our common stock at an exercise price of $1.65 per share and 331,000 shares of our common stock at an exercise price of $0.01 per share, and a stock option in February 2002 to purchase 100,000 shares of our common stock at an exercise price of $2.60 per share. Pursuant to the employment agreement, Mr. Russell will be paid one year’s total compensation, and all stock options will become immediately and fully vested, if his employment is terminated as a result of death or disability, or in the event of his involuntary termination (as defined in the agreement, which includes a termination upon a change of control). We entered into a salary deferral agreement with Mr. Russell on April 1, 2003 which was amended in March 2004, whereby Mr. Russell agreed to defer 10% of his base salary for a two-year period to March 31, 2005, repayable in cash within forty-five (45) days of the earlier of: the termination of his employment by the company for any reason, March 31, 2005, and a change of control of the company.

Mr. Calder was appointed our President and to our board of directors in December 2001, upon the closing of our acquisition of eMation, Ltd. We entered into an employment agreement with Mr. Calder in June 2001 for a three-year term commencing on the closing of the acquisition at a base salary of $220,000. His employment agreement was automatically renewed in December 2004 for an additional one-year term. His employment contract includes an annual cash bonus potential of up to $100,000, which was guaranteed for the first year, and a $100,000 bonus if we reach certain revenue goals. If we exceed those revenue goals, he will further be entitled to receive a bonus equal to 1% of the amount by which such goals were exceeded. Mr. Calder also received a sign-on bonus of $150,000. We assumed Mr. Calder’s stock options on the closing of the eMation acquisition, which are now exercisable to purchase 300,000 shares of our common stock at an exercise price of $0.01 per share and options to purchase 200,000 shares of our common stock at an exercise price of $2.14 per share. Pursuant to the agreement, Mr. Calder will be paid the greater of his remaining compensation due under the agreement or twenty-four months total compensation, and all stock options will become immediately and fully vested, if (i) we terminate his services without cause or do not renew his employment agreement, or (ii) Mr. Calder terminates his employment with us following: a breach by us of a material term of the agreement which is not cured within 30 days; a change of control (as defined in the agreement); failure to elect and appoint Mr. Calder as Director and President or comparable position; or purported termination not effected pursuant to the terms of the agreement. We entered into a salary deferral agreement with Mr. Calder on April 1, 2003 which was amended in March 2004, whereby Mr. Calder agreed to defer 10% of his base salary for a two-year period to March 31, 2005, repayable in cash within forty-five (45) days of the earlier of: the termination of his employment by the Company for any reason; March 31, 2005; and a Change of Control of the company.

On December 14, 2004, we entered into an employment agreement with Karen F. Kupferberg for a term ending December 31, 2005 as Executive Vice President, Chief Financial Officer and Treasurer. Ms. Kupferberg is our principal Financial Officer and Accounting Officer. The employment period shall be automatically renewed for successive one-year periods, commencing on January 1, 2006, unless either party notifies the other party at least thirty (30) days prior to the renewal date. Ms. Kupferberg’s base salary is $175,000 per year, and she is eligible for quarterly bonuses, up to a maximum of $100,000 per year. As provided in her employment contract, at their March 2, 2005 meetings, the Compensation Committee and the board of directors authorized a one-time issuance of 325,000 stock options under our 1999 Stock Option Plan, at an exercise price of $0.56 per share. Fifty percent (50%) of said options shall vest and become exercisable on the first anniversary of her employment agreement, and the remaining 50% shall vest and become exercisable on the second anniversary. In the event that we terminate Ms. Kupferberg’s employment without cause, including termination due to a change of control, we will pay her base salary and health benefits for three months, and any stock options awarded that are then unvested, shall immediately vest and become exercisable.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2004, except as noted in the footnotes below, by:

•	all persons known to us who are beneficial owners of 5% or more of our common stock;

•	each director;

•	our Named Executive Officers; and

•	all current directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 32,894,984 shares outstanding on April 29, 2005, adjusted as required by rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to such shares. All shares of common stock subject to securities currently exercisable or exercisable within 60 days after April 29, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners & Management, Including Stock Options and Warrants

Beneficial Owner	Number of Shares	Percent of Total Shares
Austin W. Marxe & David M. Greenhouse (1)	3,949,178	10.3%
Entities associated with Apax Partners, Inc. (2)	3,400,063	8.9%
Entities associated with Apax Israel Partners II, L.P. and Apax-Leumi, Inc. (3)	1,955,408	5.1%
Walter L. Threadgill (4)	414,646	1.1%
Robert M. Russell Jr. (5)	953,894	2.5%
Dale E. Calder (6)	708,741	1.9%
Karen F. Kupferberg (7)	—	—
Paul A. Vais (8)	50,000	* %
Bruce J. Ryan (9)	120,000	* %
James R. McDonald (10)	85,000	* %

Total Beneficial Owners	11,636,930	30.4%

Total includes: All Directors and Executive Officers as a group (11)	2,332,281	6.1%

*	Less than 1%

Except as otherwise noted below, the address of each person listed on the table is c/o Axeda Systems Inc., 21 Oxford Road, Mansfield, Massachusetts 02048.

(1)	Austin W. Marxe & David M. Greenhouse’s principal address is 153 E. 53rd Street, 55th Floor, New York, NY 10022. Mr. Marxe and Mr. Greenhouse share voting and investing control over all securities owned by Special Situations Private Equity Fund, LP (“PE”), Special Situations Technology Fund, L.P. (“Tech”) and Special Situations Technology II., L.P. (“Tech II”), respectively. Per a Form 4 filed on December 6, 2004, with warrants adjusted for anti-dilution: PE held 508,545 shares of common stock, and warrants for 1,816,875 shares of common stock, Tech held 31,100 shares of common stock and warrants for 212,345 shares of common stock and Tech II held 294,900 shares of common stock and warrants for 1,085,413 shares of common stock. The interests of Messrs. Marxe and Greenhouse in the shares of common stock owned by PE, Tech, and Tech II are limited to the extent of their respective pecuniary interest. All of the warrants listed above are exercisable within 60 days of April 29, 2005.
(2)	Apax Partners, Inc’s, (Apax US) and associated entities, principal address is 445 Park Avenue, New York, NY 10022. Apax US shares represent 80,274 shares of our common stock held by APA Excelsior IV/Offshore, L.P, a Cayman Islands limited partnership, 362,521 shares of our common stock held by The P/A Fund III, L.P., 20,332 shares of our common stock held by Patricof Private Investment Club, L.P., 29,776 shares of our common stock held by Patricof Private Placement Club II, L.P., 454,924 shares of our common stock held by APA Excelsior IV, L.P. and 2,452,236 shares of our common stock held by APA Excelsior V, L.P. Each of the entities identified above is managed or advised by Apax Partners, Inc. and, as such, Apax Partners, Inc. may be deemed to have shared voting and dispositive power with the general partners of each partnership. The above numbers do not include 1,955,408 shares of common stock owned by funds managed or advised by Apax Partners Israel Ltd. (Apax Israel) listed separately below, and its affiliates and 847,589 shares of common stock owned by funds managed or advised by Apax Partners & Co. Beteiligungsberatung GmbH (Apax Germany) and its affiliates.
(3)	Apax Israel and associated entities’ principal address is 15 Portland Place, London, England W1B 1PT. Apax Israel may be deemed to have shared power to vote and shared power to dispose of 1,148,345 shares of common stock. Apax-Leumi Inc. is the general partner of Israel Growth Fund L.P. and may be deemed to have the shared power to vote and the shared power to dispose of the 807,683 shares of common stock owned by Israel Growth Fund L.P. The above numbers do not include 3,400,063 shares of common stock owned by funds managed or advised by Apax Partners, Inc. and its affiliates, listed above in note (2), and 847,589 shares of common stock owned by funds managed or advised by Apax Germany.
(4)	Walter L. Threadgill’s principal address is 3101 South Street N.W., Washington, D.C. 20007. Includes 364,646 shares of our common stock held by Atlantic Coastal Ventures, L.P. and 50,000 shares of our common stock issuable upon the exercise of options that are exercisable by Mr. Threadgill within 60 days after April 29, 2005. Mr. Threadgill is a General Partner of Atlantic Coastal Ventures, L.P. and one of our directors. Mr. Threadgill shares voting and investment power with Donald F. Greene, a General Partner of Atlantic Coastal Ventures, L.P. over the shares held by Atlantic Coastal Ventures. Mr. Threadgill disclaims beneficial ownership of all of our shares, excluding options to purchase common stock, except to the extent of his pecuniary interest in Atlantic Coastal Ventures, L.P.

(5)	Robert M. Russell Jr.’s shares include 830,994 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005.
(6)	Dale E. Calder’s shares include 550,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005.
(7)	Karen F. Kupferberg’s stock options for 325,000 shares granted at a price of $0.56 are not included in the above Beneficial Owners table since these options are not exercisable within 60 days of April 29, 2005. 50% of Ms. Kupferberg’s options will vest on the first anniversary of her employment contract, which is December 14, 2005, and the remaining 50% will vest on the second anniversary.
(8)	Paul A. Vais’s shares include 50,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005. Mr. Vais is a Managing Director of Apax Partners Inc. Not included are 3,400,063 shares of common stock, which is counted above in note 3, Apax US. Mr. Vais disclaims beneficial ownership of all of our shares, excluding options to purchase common stock, except to the extent of his pecuniary interest in the Apax US entities identified in note 2 above.
(9)	Bruce J. Ryan includes 120,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005.
(10)	James R. McDonald includes 85,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005.
(11)	The total shares for officers and directors as a group includes 2,332,281 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after April 29, 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (per share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1) )
Equity Compensation Plans Approved by Stockholders (1)	5,256,909	$1.39	1,910,230

Equity Compensation Plans Not Approved by Stockholders	—	—	—

(1)	Includes 601,326 shares of our common stock remaining available for future issuance under our 1999 Employee Stock Purchase Plan, as amended. The number of shares reserved for issuance under our 1999 Stock Incentive Plan, as amended, is automatically increased on January 1 of each year by an amount equal to 3% of the shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but, in no event, shall such annual increase exceed 1,000,000 shares. On January 1, 2004, 969,282 additional shares were reserved for issuance. The preceding table does not include 977,440 additional shares that were reserved for issuance on January 1, 2005, under our 1999 Stock Incentive Plan, as amended.

Item 13. Certain Relationships and Related Transactions.

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

We have employment agreements and change of control agreements with our executive officers including non-competition and confidentiality agreements. See “Employment Agreements and Change of Control Agreements”

All future transactions, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or 5% stockholders are affiliated will be approved by the audit committee or another independent body of our board of directors and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by KPMG LLP for those periods.

KPMG LLP Fees:	2004	2003
Audit fees (1)	$375,732	$382,000
Audit-related fees	—	—
Tax fees (2)	111,200	124,000
All other fees	—	—
Total fees	$486,932	$506,000

(1)	Audit fees consisted of amounts incurred for the audit of our annual consolidated financial statements, reviews of our interim financial statements performed on a quarterly basis, and services performed on our registration statements. KPMG LLP has advised us that this is the amount that they will bill us for the audit of our 2004 Consolidated Financial Statements. However, as of April 30, 2005, we have not been billed for a portion of the 2004 audit fee.
(2)	Tax fees consisted principally of U.S. and foreign tax compliance and reporting, as well as tax advisory services.

In 2003 and thereafter, the Audit Committee of our board of directors pre-approved all of the audit fees, audit-related fees and tax fees. The Audit Committee has sole authority to pre-approve all audit fees and other terms of engagement of the independent registered public accounting firm. It may confer with management on these matters but may not delegate this responsibility to management. All approvals of non-audit services on behalf of the Audit Committee must be promptly reported to the officer of the company having primary responsibility for the SEC reports filed by the company. The Audit Committee is authorized from time to time to delegate to one of its members the authority to grant pre-approval of audit and permitted non-audit services, provided that all decisions by that member to pre-approve any service shall be reported to the full committee at its next scheduled meeting. The Audit Committee has delegated to Mr. Ryan, the Chair of our Audit Committee, the authority to approve audit-related and non-audit services, that are not prohibited by law, to be performed by our independent accountants and associated fees, on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934. The audit committee has considered whether KPMG LLP’s provision of these services is compatible with maintaining KPMG LLP’s independence.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Mansfield, Commonwealth of Massachusetts on this 2nd day of May, 2005.

Axeda Systems Inc.

May 2, 2005

By:	/s/ Robert M. Russell Jr.
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