Form 10-Q
period 2005-03-31
AXEDA SYSTEMS INC
filed 2005-05-16
CIK 1052593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On May 13, 2005, 32,900,984 shares of the registrant's Common Stock, $0.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q
                          Quarter Ended March 31, 2005

                                Table of Contents


                                                                                                             Page
                 PART I - FINANCIAL INFORMATION
Item 1           Financial Statements (unaudited)

                 Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 .......................2

                 Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004......3

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004......4

                 Notes to the Consolidated Financial Statements ...............................................5


Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations ........12

Item 3           Quantitative and Qualitative Disclosures About Market Risk ...................................28

Item 4           Controls and Procedures ......................................................................28

                 PART II - OTHER INFORMATION

Item 1           Legal Proceedings ............................................................................28

Item 2           Unregistered Sales of Equity Securities  and Use of Proceeds .................................29

Item 3           Defaults Upon Senior Securities ..............................................................29

Item 4           Submission of Matters to a Vote of Security Holders ..........................................29

Item 5           Other Information ............................................................................29

Item 6           Exhibits .....................................................................................29

                 Signatures ...................................................................................30

                 Exhibit Index ................................................................................31

                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1


PART I  FINANCIAL INFORMATION
Item 1: Financial Statements


                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                       March 31,     December 31,
                                                                         2005            2004
                                                                         ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                                         $   1,841      $   2,429
   Accounts receivable, net                                              4,173          4,108
   Prepaid expenses and other current assets                               647            714
                                                                     ---------      ---------
     Total current assets                                                6,661          7,251

   Furniture and equipment, net                                          1,147          1,308
   Goodwill                                                              3,640          3,640
   Identified intangible assets, net                                       830            949
   Other assets                                                            949            946
                                                                     ---------      ---------
     Total assets                                                    $  13,227      $  14,094
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of note payable                                   $     751      $     293
   Accounts payable                                                      1,560          1,436
   Accrued expenses                                                      3,963          3,923
   Income taxes payable                                                    888            780
   Deferred revenue                                                      1,604          1,521
                                                                     ---------      ---------
     Total current liabilities                                           8,766          7,953

Non-current liabilities:
   Note payable, less current portion                                    1,820          2,052
   Other non-current liabilities                                            92            103
   Financing-related liabilities                                          --            3,243
                                                                     ---------      ---------
     Total liabilities                                                  10,678         13,351
                                                                     ---------      ---------
Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized
     in 2005 and 2004, none issued or outstanding                         --             --

   Common stock, $0.001 par value; 100,000,000 shares authorized in 2005 and 50,000,000 shares authorized in 2004; 33,476,938
     shares issued in 2005 and 33,173,288 shares issued in 2004             33             33
   Additional paid-in capital                                          150,091        148,027
   Deferred stock compensation                                             (90)           (90)
   Accumulated deficit                                                (146,414)      (146,179)
   Accumulated other comprehensive income                                  309            332
   Treasury stock at cost, 603,800 shares in 2005 and 2004              (1,380)        (1,380)
                                                                     ---------      ---------
     Total stockholders' equity                                          2,549            743
                                                                     ---------      ---------

     Total liabilities and stockholders' equity                      $  13,227      $  14,094
                                                                     =========      =========

         See accompanying notes to the consolidated financial statements

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2005            2004
                                                     ----            ----
Revenues:
  License                                      $      2,285      $      2,334
  Services and maintenance                            1,581             1,181
  Hardware                                                2                20
                                               ------------      ------------

    Total revenues                                    3,868             3,535
                                               ------------      ------------
Cost of revenues:
  License                                               123               194
  Services and maintenance                              768             1,123
  Software amortization                                 112               112
                                               ------------      ------------
    Total cost of revenues                            1,003             1,429
                                               ------------      ------------
    Gross profit                                      2,865             2,106
                                               ------------      ------------
Research and development (R&D)
  Other R&D expense                                     884             1,091
Sales and marketing (S&M)
  Non-cash compensation                                --                  45
  Other S&M expense                                   1,554             2,126
General and administrative (G&A)
  Non-cash compensation                                --                  30
  Other G&A expense                                   1,287             1,898
Depreciation and amortization                           196               263
                                               ------------      ------------

    Total operating costs                             3,921             5,453
                                               ------------      ------------

    Operating loss                                   (1,056)           (3,347)

Interest income (expense), net                         (390)              (12)
Other income                                          1,317               740
                                               ------------      ------------

Loss before provision for income taxes                 (129)           (2,619)

     Provision for income taxes                         106                20
                                               ------------      ------------
Net loss                                       $       (235)     $     (2,639)
                                               ============      ============

Basic and diluted net loss per weighted
  average common share outstanding             $      (0.01)     $      (0.08)
                                               ============      ============
Weighted average number of common shares
  outstanding used in calculation of basic
  and diluted net loss per common share          32,776,796        32,413,006
                                               ============      ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2005         2004
                                                                  ---------     ----------
Cash flows from operating activities:
  Net loss                                                       $  (235)     $(2,639)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                      308          375
  Unrealized gain on financing-related liabilities                (1,310)        (739)
  Non-cash interest expense                                          303         --
  Non-cash compensation                                             --             75
  Provision for doubtful accounts                                   --              7
Changes in items affecting operations:
  Accounts receivable                                                (65)          36
  Prepaid expenses and other current assets                           67          (37)
  Other assets                                                        (3)           10
  Accounts payable                                                   124          103
  Accrued expenses and non-current liabilities                        66          104
  Income taxes payable                                               108          (39)
  Deferred revenue                                                    83         (294)
                                                                 -------      -------
    Net cash used in operating activities                           (554)      (3,038)
                                                                 -------      -------

Cash flows from investing activities:
  Capital expenditures                                               (38)         (40)
                                                                 -------      -------
    Net cash used in investing activities                            (38)         (40)
                                                                 -------      -------

Cash flows from financing activities:
   Net proceeds from exercise of stock options                        14           23
  Net repayments under bank line of credit                          --           (308)
                                                                 -------      -------
    Net cash provided by (used in) financing activities               14         (285)
                                                                 -------      -------

Effect of exchange rate changes on cash and cash equivalents         (10)          27
                                                                 -------      -------

      Net decrease in cash and cash equivalents                     (588)      (3,336)

Cash and cash equivalents:
  Beginning of period                                              2,429        9,617
                                                                 -------      -------
  End of period                                                  $ 1,841      $ 6,281
                                                                 =======      =======


        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1) Summary of Significant Accounting Policies

     a) Description of Business - Overview

     Axeda Systems Inc. is a software and services company providing solutions in an emerging market known as Machine To Machine, or M2M. Solutions in the M2M market enable communications between people, devices, and systems and turn the resulting data into information companies can act upon. We develop, market and sell software products and services used by multiple industries and customers worldwide for device relationship management, or DRM, a segment of the M2M market, to access and exploit information located within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States and France.

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

     We have sustained significant losses from operations and negative cash flows from operations since our inception. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. For the quarters ended March 31, 2005 and 2004 our net losses were $235 and $2,639, respectively,, and negative cash flows from operations were $504 and $3,038, respectively.

     The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue and allow us to continue as a going concern through at least the first quarter of 2006. This plan includes additional financing from new and current investors, continued cost-cutting, and stabilizing and growing our revenue streams. Although we believe the plan will be realized, there is no assurance that these events will occur, or that any financing will be on terms favorable to us. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     b) Basis of Presentation

     The interim consolidated financial statements of Axeda included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2004. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2005.

     c) Principles of Consolidation

     The unaudited consolidated financial statements include our financial statements and the financial statements of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     d) Cash and Cash Equivalents

     We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     e) Revenue Recognition

     We recognize software revenues in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," or SOP 98-9. License revenues are recognized in the period in which persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the technology has occurred requiring no significant production, modification or customization and collectibility is probable.

     f) Financial Instruments

     Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable, and a note payable. Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair value of the note payable is approximately $4,226.

     g) Computation of Earnings Per Share

     We compute earnings per share, or EPS, in accordance with SFAS No. 128, "Computation of Earnings Per Share," or SFAS 128. In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the incremental common shares issuable upon the conversion of the convertible debt (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

          i) Quarter Ended March 31, 2005

          Options to purchase 6,514,075 shares of common stock with a weighted-average exercise price of $1.13 per share were outstanding during the three months ended March 31, 2005 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,586,965 options that were vested, with a weighted average exercise price of $1.38 per share, of which 1,394,018 were vested and in the money, with a weighted average exercise price of $0.37 per share. The options have various expiration dates during the next ten years.

          Warrants to purchase 6,587,010 shares of common stock with a weighted-average exercise price of $1.01 per share were vested and outstanding during the three months ended March 31, 2005, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding warrants include 2,550,000 that were vested and in the money, with a weighted average exercise price of $0.53 per share. The warrants have various expiration dates during the next five years.

          In addition, 9,323,752 shares issuable upon conversion of debt to common stock were excluded from EPS because the effects of assumed conversion would have an anti-dilutive effect on EPS.

          ii) Quarter Ended March 31, 2004

          Options to purchase 6,364,989 shares of common stock with a weighted-average exercise price of $1.71 per share were outstanding during the three months ended March 31, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,303,064 options that were vested, with a weighted average exercise price of $2.02 per share, of which 1,438,226 were vested and in the money, with a weighted average exercise price of $0.19 per share. The options have various expiration dates during the next ten years.

          Warrants to purchase 2,689,377 shares of common stock with a weighted-average exercise price of $1.99 per share were vested and outstanding during the three months ended March 31, 2004, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years.

     h) Stock-based Compensation (see Note 1i)

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

     We account for our stock-based employee compensation plan under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2005         2004
                                                      -------      -------
 Net loss, as reported                                $  (235)     $(2,639)
 Add:  Stock-based employee compensation
  included in reported net loss                          --             75
 Deduct: Stock-based employee compensation
  expense determined under fair value based
  method for all awards                                  (188)        (454)
                                                     -------      -------
 Pro forma                                            $  (423)     $(3,018)
                                                      =======      =======
 Net loss per common share - basic and diluted:
      As reported                                     $ (0.01)     $ (0.08)
                                                      =======      =======
      Pro forma                                       $ (0.01)     $ (0.09)
                                                      =======      =======

     We used the following assumptions to determine the fair value of stock options granted using the Black-Scholes option pricing model for the quarters ended March 31, 2005 and 2004:

                                            2005       2004
                                            ----       ----
        Dividend yield                        0%         0%
        Expected volatility                 122%       112%
        Average expected option life     4 years    4 years
        Risk-free interest rate            3.92%      1.12%

     In March 2005 we granted options to purchase 325,000 shares of our common stock to our chief financial officer, with an exercise price of $0.56 per share, which was equal to the fair market value of our common stock on the date of grant.

     i) Recent Accounting Pronouncements

     On April 21, 2005, the SEC approved a new rule for public companies that delays the effective date of SFAS No. 123R "Share-Based Payment," or SFAS 123R, to annual periods beginning after June 15, 2005. Therefore, we will postpone the adoption of SFAS 123R until the first quarter of 2006.

     SFAS 123R would eliminate our ability, starting in 2006, to account for stock-based awards granted to employees using the intrinsic value method prescribed by APB 25, and would instead require that such awards be accounted for using a fair value based method, which would require us to measure the compensation expense for all such awards, including stock options, at fair value at the grant date. Compensation expense would then be recognized over the service or vesting period.

     j) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2) Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consist of the following:


                                     Gross Carrying Amount                 Accumulated Amortization
                                  March 31, 2005 and December
                                            31, 2004                 March 31, 2005         December 31, 2004
                                            --------                 --------------         -----------------
Developed technology*                      $  210                    $210                   $  210
Core technology                             1,840                   1,056                      944
Customer base                                 110                      64                       57
                                              ---                      --                       --
     Total                                $ 2,160                  $1,330                 $  1,211
                                          =======                 ========                 ========

*  -  fully amortized as of March 31, 2005 and December 31, 2004

Aggregate amortization expense was $119 for each of the three months ended March 31, 2005 and 2004.

3) Accrued Expenses

Accrued expenses consist of the following:

                                                   March 31,      December 31,
                                                        2005              2004
                                                        ----              ----
     Legal and professional fees                       $ 401            $  319
     Payroll and related costs                         1,349             1,065
     Royalties to Israeli government agencies            550               734
     Sales, excise and other taxes                       590               480
     Severance                                           282               520
     Unutilized leased facilities                        282               302
     Other                                               509               503
                                                         ---               ---
                   Total accrued expenses            $3,963             $3,923
                                                     =======            ======

4) Financing-related Liabilities

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

EITF 00-19 provides that the ability to keep SEC filings current is beyond the control of a registrant. Therefore, the potential liquidated damages we could have been required to pay pursuant to the registration rights agreements if we failed to keep our registration statements effective were potential net cash settlements pursuant to EITF 00-19. While we viewed these liquidated damages contingencies as neither probable nor reasonably estimable, through February 16, 2005 we recorded the estimated fair value of the warrants issued to Laurus Master Fund, Ltd., or Laurus, and Special Situations Private Equity Fund, L.P. and its affiliates, or SSF, as a financing-related liability in the consolidated balance sheets in accordance with EITF 00-19. The fair value of the financing-related liability was adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

     a) Amendments of Agreements with Laurus and SSF

     On February 16, 2005, we amended a series of agreements relating to Laurus and SSF. Specifically, we:

     o amended the registration rights agreement with SSF such that any liquidated damages that may arise for failure to file a new registration statement for any shares that may be issued to SSF in the future, to cause such registration statement to become effective, or to maintain the effectiveness of such registration statement would be payable in unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the shares;

     o amended the securities purchase agreement with Laurus such that any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus' Note in a timely manner would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares; and

     o amended the registration rights agreement with Laurus such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to Laurus in the future to cause such registration statement to become effective, to maintain the effectiveness of such registration statement or to keep our common stock listed or quoted would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares.

     Effective in February 2005, as a result of these amendments, the accounting and reporting requirements of EITF 00-19 no longer apply, and the estimated fair value of the financing-related liabilities after the mark-to-market valuation adjustment as of February 16, 2005 of $1,934 was reclassified as additional paid-in capital.

     The estimated fair values of the warrants issued to Laurus and SSF were calculated using the Black-Scholes model using the following assumptions:

                                                 February 16, 2005                 March 31, 2004
                                                 -----------------                 --------------
                                            Laurus              SSF                     SSF
                                            ------              ---                     ---
Current market price per share              $0.53                $0.53                   $1.06
Exercise price per share                    $0.53                $1.35                   $1.71
Dividend yield                                 0%                   0%                      0%
Expected volatility                          107%                 107%                    111%
Expected life                          4.62 years           3.60 years              4.48 years
Risk-free interest rate                     3.77%                3.69%                   2.96%

     On May 4, 2005, we amended the Note and several of the related agreements for the primary purpose of postponing the principal payments due in May and June 2005, of $150 each, until September and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years and has an estimated fair value of approximately $300 which will be amortized over the remaining term of the loan as additional non-cash interest expense.

5) Commitments and Contingencies

SECURITIES CLASS ACTION
Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation." Pursuant to the Court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7,000 million. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7,000 million. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was held on April 6, 2005. On April 18, 2005, the Court issued its Order and Final Judgment approving the settlement. Our directors' and officers' liability insurance carriers paid the full amount of the cash settlement.

OTHER
We have accrued for estimated losses in the accompanying unaudited consolidated financial statements for those matters where we believe the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Management's current estimated range of liability related to our pending legal claims is based on claims for which management can estimate the amount or range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending legal claims, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending legal claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations, financial position and cash flows.


6) Segment and Major Customer Information

Segment information is presented in accordance with SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information," or SFAS 131. SFAS 131 requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods.

We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

                                    Three Months Ended March 31,
                                        2005           2004
           Revenues:
              DRM                         $ 3,866          $ 3,515
              Other                             2               20
                                               --               --
                Total                     $ 3,868          $ 3,535
                                          =======          =======

           Gross profit:
              DRM                         $ 2,863          $ 2,086
              Other                             2               20
                                               --               --
                Total                     $ 2,865          $ 2,106
                                          =======          =======

Three customers accounted for 28%, or $1,082, and 37%, or $1,323, of revenues for the quarters ended March 31, 2005 and 2004, respectively

We sell and license our technology to customers primarily in North America, Europe and Asia. Our North American operations generated 49% and 37% of our revenues in the three months ended March 31, 2005 and 2004, respectively, and our total revenues were derived from the following geographic regions (based on where the customer is located):


                                            Three Months Ended March 31,
                                  ----------------------------------------------
Country/ Geographic Region                2005                         2004
--------------------------        --------------------    ----------------------
                                  Amount     % of Total   Amount     % of Total
                                  ------     ----------   ------     ----------
North America:
     United States                  $1,884         49%     $1,297         37%
     Canada                           --         --             9       --
                                    ------     ------      ------     ------
          Total - North America      1,884         49       1,306         37
                                    ------     ------      ------     ------
Europe:
     Germany                           160          4         121          3
     France                            615         16         389         11
     Netherlands                       168          4         222          6
     Switzerland                       230          6         305          9
     United Kingdom                    129          3         146          4
     Other                             269          8         341         10
                                       ---          -         ---         --
          Total - Europe             1,571         41       1,524         43
                                     -----         --       -----         --
Asia:
     Israel                            199          5          18       --
     Japan                             146          3         627         18
     Other                              28          1          34          1
                                     -----         --       -----         --
          Total - Asia                 373          9         679         19
                                     -----         --       -----         --

Other                                   40          1          26          1
                                     -----         --       -----         --
         Total                      $3,868        100%     $3,535        100%
                                    ======        ===      ======        ===

7) Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                      2005     2004
                                                                      ----     ----
Cash paid during the period for:
  Interest                                                            $  1     $  2
                                                                      ====     ====
  Income taxes                                                        $  9     $ 59
                                                                      ====     ====

  Non-cash financing activities:
  Issuance of 220,578 shares of common stock in connection
   with convertible term note (principal and interest)                $106       $-
                                                                      ====     ====
  Reclassification of financing-related liability to permanent
   equity (see Note 4a)                                               $1,934     $-
                                                                      ======    ====

8) Comprehensive Loss

The components of comprehensive loss are as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2005         2004
                                               -------      -------
   Net loss                                    $  (235)     $(2,639)
   Foreign currency translation adjustment         (23)          (5)
                                               -------      -------
   Comprehensive loss                          $  (258)     $(2,644)
                                               =======      =======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This  Quarterly  Report  on Form  10-Q,  including  the  following  Management's
Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "could," "will," "should," "seeks," "pro forma," "potential," "anticipates," "predicts," "plans," "estimates," or "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption "Risk Factors" and elsewhere herein. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to "Axeda," "we," "our," and "us" collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

OVERVIEW AND RECENT EVENTS

On August 26, 2004, we received a letter from the staff of The NASDAQ Stock Market informing us that our common stock failed to maintain a minimum closing bid price of $1.00 over the previous 30 consecutive trading days as required by Marketplace Rule 4310(c)(4) and that we had 180 calendar days, or until February 22, 2005, to regain compliance. On November 26, 2004, we received another letter from The NASDAQ Stock Market informing us that we also did not comply with Marketplace Rule 4310(c)(2)(B) which requires a company to have a minimum of $2.5 million in stockholders' equity or $35million market value of listed securities or $0.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We submitted our plan to regain compliance with these rules on December 13, 2004. On January 7, 2005, The NASDAQ Stock Market informed us that we did not provide a definitive plan evidencing our ability to achieve near term compliance with the continued listing requirements or sustain such compliance over an extended period of time and that our common stock would be delisted.

We appealed the staff's determination to a NASDAQ Listing Qualifications Panel at a hearing that was held on February 17, 2005. As a result of the hearing, we were granted continued inclusion on The Nasdaq SmallCap Market under an exception to the stockholders' equity/market value of listed securities/net income requirement and the minimum bid price requirement. This continued
inclusion  on  The  Nasdaq   SmallCap  Market  was  pursuant  to  the  following
conditions:

     o On or before April 30, 2005, we had to publicly announce that we had stockholders' equity of at least $2.5 million as of March 31, 2005 on an actual basis.

     o If, on or before April 30, 2005, we showed stockholders' equity of at least $5.0 million, then we would have an extension through August 15, 2005 to evidence compliance with the $1.00 closing bid price requirement, and immediately thereafter, a closing bid price of at least $1.00 per share for at least ten consecutive business days (or such longer period requested by The NASDAQ Stock Market to demonstrate our ability to maintain long-term compliance with the minimum bid price requirement).

     o If we did not show stockholders' equity of at least $5.0 million on or before April 30, 2005, then we must show compliance with the $1.00 closing bid price requirement on or before June 30, 2005 and a closing bid price of at least $1.00 per share for at least ten consecutive business days (or such longer period requested by The NASDAQ Stock Market to demonstrate our ability to maintain long-term compliance with the minimum bid price requirement).

     o Our financial statements contained in all periodic reports filed with the Securities and Exchange Commission and The NASDAQ Stock Market for reporting periods ending on or before April 30, 2006 must evidence stockholders' equity of at least $2.5 million.

On May 2, 2005 our publicly reported total stockholders' equity exceeded $2.5 million as of March 31, 2005, in compliance with the March 2005 decision of a NASDAQ Listings Qualifications Panel. We therefore continue to qualify for continued conditional listing on The Nasdaq SmallCap Market. We must evidence compliance with the $1.00 per share closing bid price requirement on or before June 30, 2005 and a closing bid price of at least $1.00 per share for at least ten consecutive business days thereafter to continue to qualify for continued listing on The Nasdaq SmallCap Market.

For the three months ended March 31, 2005, our operating expenses decreased by $1.5 million, or 28%, and our net loss decreased by $2.4 million, or 91%, compared to the prior year quarter, which reflects the reduction in our cost structure and increase in revenues.

On October 5, 2004, we entered into definitive agreements with Laurus Master Fund, Ltd., or Laurus, pursuant to which we issued to Laurus a note in the principal amount of $4.5 million convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. We also issued to Laurus a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.53 per share with a term of five years. The note has a term of three years and accrues interest at the prime rate plus 2% per year. Interest on the principal amount is payable monthly, in arrears until the maturity date. The minimum monthly principal repayment of $0.15 million commences on July 1, 2005, and continues through the October 5, 2007 maturity date. Principal and interest are payable in shares of common stock if certain criteria are met.

On September 23, 2003, we issued 4,918,100 shares of our common stock to certain accredited investors affiliated with Special Situations Private Equity Fund, L.P., or SSF, in a private placement of our common stock. The shares were sold at a price of $1.22 per share with net proceeds of approximately $5.6 million. We also issued to the investors warrants exercisable for the purchase of up to an aggregate of 2,459,050 shares of our common stock at an initial exercise price of $1.71 per share. Our transaction with Laurus triggered an adjustment to the exercise price of the SSF warrants. The effect of this adjustment was to make the SSF warrants exercisable for an additional 655,747 shares, or 3,114,797 shares in the aggregate, at an adjusted exercise price of $1.35 per share.

In February 2005, we amended several of our agreements with Laurus and SSF. We amended the registration rights agreement with SSF such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to SSF in the future, to cause such registration statement to become effective or to maintain the effectiveness of such registration statement would be payable in unregistered shares of common stock, rather than cash and we would be obligated to use our best efforts to subsequently register the shares. We amended the securities purchase agreement and registration rights agreement with Laurus such that any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus' note in a timely manner would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares. In addition, any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to Laurus in the future, to cause such registration statement to become effective, to maintain the effectiveness of such registration statement or to keep our common stock listed or quoted would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares. Effective in February 2005, as a result of these amendments, the mark-to-market accounting and reporting requirements no longer apply.

On May 4, 2005, we amended the Note and several related agreements for the primary purpose of having Laurus postpone our repayment of principal in May and June 2005. These principal repayments will become payable in September 2007 and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years.

At March  31,  2005 our cash and  cash  equivalents  balance  was $1.9  million, compared with $2.4 million as of December 31, 2004. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue and allow us to continue as a going concern through at least the first quarter of 2006. This plan includes additional financing from new and current investors, continued cost-cutting, and stabilizing and growing our revenue streams. Although we believe the plan will be realized, there is no assurance that these events will occur, or that any financing will be on terms favorable to us. Our unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Axeda Systems Inc. is a software and services company providing solutions in an emerging market known as Machine To Machine, or M2M. We develop, market and sell software products and services used by multiple industries and customers worldwide for device relationship management, or DRM, , a segment of the M2M market, to access and exploit information located within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States and France. Our flagship product, the Axeda DRM system, helps manufacturing and service organizations increase revenue while lowering costs by proactively monitoring and managing devices deployed at customer sites around the world. Our customers include Global 2000 companies in many markets including medical instrument, life sciences, enterprise technology, office and print production systems, industrial, and building automation. Representative customers include: Abbott Laboratories, Kodak Versamark, Inc. and Network Appliance, Inc.

We currently operate in three principal regions: the United States, Europe and Japan. Despite the continued difficult capital spending climate, our overall revenues increased by $0.3 million in 2005 due to an increase in services and maintenance revenues of $0.4 million, offset by decreases in license and hardware revenues of $0.1 million. The $0.3 million increase in total revenues in 2005 is due to increases in the U.S. and Europe, partially offset by decreases in Japan. These net increases were driven by additional spending by our existing customers, as well as an accelerated acquisition of new customer accounts. While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will continue to increase in 2005 due to further orders from our current customer base, our sales pipeline and improvements in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

The following table sets forth for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our unaudited consolidated statements of operations:

                               Axeda Systems Inc.
                 Unaudited Consolidated Statements of Operations
                                 (In thousands)

                                                        Three Months Ended March 31,
                                                      2005                    2004
                                                      -------        ------
                                                      Percent of                Percent of
                                              Amount   Revenues    Amount      Revenues
Revenues:
   License                                   $ 2,285     59.1%     $ 2,334          66.0%
   Services and maintenance                    1,581     40.9        1,181          33.4
   Hardware                                        2      --            20           0.6
                                             -------   -------       ------       ------
     Total revenues                            3,868    100.0        3,535         100.0
                                             -------   -------       ------       ------

Cost of revenues:
   License                                       123      3.2          194           5.5
   Services and maintenance                      768     19.8        1,123          31.8
   Software amortization                         112      2.9          112           3.1
                                             -------   -------      ------      ------
     Total cost of revenues                    1,003     25.9        1,429          40.4
                                             -------   -------      -------      ------
Gross profit                                   2,865     74.1        2,106          59.6
                                             -------   -------      -------      ------
Research and development (R&D)
   Other R&D expense                             884     22.8        1,091        30.9
Sales and marketing (S&M)
   Non-cash compensation                         --        --           45         1.3
   Other S&M expense                           1,554     40.2        2,126        60.1
General and administrative (G&A)
   Non-cash compensation                         --        --           30         0.9
   Other G&A expense                           1,287     33.3        1,898        53.7
Depreciation and amortization                    196      5.1          263         7.4
                                             -------   -------      ------      ------
         Total operating costs                 3,921    101.4        5,453       154.3
                                             -------   -------       ------      ------

Operating loss                                (1,056)   (27.3)      (3,347)       (94.7)

Interest income (expense), net                  (390)   (10.1)        (12)          (.3)
Other income                                   1,317     34.1         740          20.9
                                               -----     ----         ---          ----

Loss before provision for income taxes          (129)    (3.3)       (2,619)       (74.1)

Provision for income taxes                       106     (2.8)          20           0.6
                                             -------   -------       -------      ------

Net loss                                     $  (235)    (6.1)       $(2,639)      (74.7)
                                             =======   =======       =======      ======


RESULTS OF OPERATIONS

REVENUES. Our DRM revenues increased by $0.4 million, or 10%, in the first quarter of 2005 to $3.9 million, compared to $3.5 million in the first quarter of 2004. This increase in revenue was driven by an accelerated acquisition of new customer accounts, as well as additional spending by our existing customers.

License revenues decreased 2% to $2.3 million, comparing the first quarters of 2005 and 2004, due in part to the deferral of $0.1 million of certain revenues pending customer acceptance.

Services and maintenance revenues increased during the same period by 34% to $1.6 million due to greater demand for our professional services in connection with the expansion of existing DRM installations, additional maintenance plans sold with new DRM systems licenses and increasing sales of our hosting solution, which was launched in the second quarter of 2004.

While recurring sales from existing customers and the timing of more widespread adoption of our product remains difficult to predict, we believe overall revenues will increase in 2005 due to further orders from our current customer base, the size of our sales pipeline and improvements in the marketplace.

Currency movements in the first quarter of 2005 increased revenues by $0.1 million as compared to the first quarter of 2004 due to more favorable exchange rates. Increases in net revenues due to currency movements are primarily due to the weakness versus the respective prior year quarter of the U.S. dollar against the Euro. Although we cannot predict the future movements in currency rates, any future strengthening of the U.S. dollar against foreign currencies will have an unfavorable impact on our revenues in 2005.

COST OF REVENUES. For the first quarter of 2005 cost of revenues decreased by $0.4 million, or 30%, to $1 million compared to $1.4 million in the first quarter of 2004, due to decreases in staff and staff-related expenses, resulting from our ongoing cost monitoring initiatives.

Cost of license revenues decreased $0.1 million, or 37%, to $0.1 million due to lower third-party licensing costs, including no charge in the quarter ended March 31, 2005 related to royalties that had been due to the Office of the Chief Scientist in Israel, because the remaining amounts due for those royalties were charged in the quarter ended March 31, 2004.

Cost of services and maintenance decreased $0.4 million, or 32%, during the same period, of which $0.3 million is due to the workforce reduction actions implemented in 2002 through 2004, and $0.1 million is attributable to reduced severance expense from the prior year.

Currency movements in the first quarter of 2005 increased expenses (operating and cost of revenues) by $0.1 million as compared to the first quarter of 2004 due to unfavorable exchange rates. Increases in expenses due to currency movements are due primarily to the weakness versus prior year quarter of the U.S. dollar against the Euro. Although we cannot predict the future movements in currency rates, any future strengthening of the U.S. dollar against foreign currencies will have a favorable impact on our expenses.

GROSS PROFIT. Gross profit increased 36% to $2.9 million in the first quarter of 2005, compared to $2.1 million in the first quarter of 2004 due to the 10% increase in DRM revenues and the 30% decrease in cost of revenues discussed above.

The increase in services and maintenance profitability in the quarter, compared to the prior year quarter, was due to the staffing efficiencies achieved by previous cost reduction actions commencing in 2002 and continuing through 2004. We expect services and maintenance gross profit margin to continue to increase slightly as services and maintenance revenues increase, including revenues from sales of our hosting service.

The gross profit margin on license revenues for the quarters ended March 31, 2005 and 2004 was 95% and 92%, respectively. The increase in gross profit margin from license revenues is due to the lower third-party costs described above.

OTHER R&D EXPENSE. Other R&D expense consists of staff, staff-related, professional and other development-related support costs associated with the development of new DRM products, quality assurance and testing. Other R&D expense for the quarter ended March 31, 2005 decreased $0.2 million, or 19%, to $0.9 million, compared with the prior year quarter. The decrease in other R&D expense for the quarter ended March 31, 2005 was due to decreases in staff and staff-related expenses of $0.1 million, and the reclassification of $0.1 million to services and maintenance cost of revenues for the cost of R&D personnel utilized for professional services engagements. Other R&D expense as a percentage of total revenues decreased from 31% in 2004 to 23% in 2005, due primarily to the reduction in other R&D expense and the increase in revenues. We expect other R&D expense to continue to decrease in 2005 and also expect other R&D expense to decrease as a percentage of revenues, as we grow our revenues and optimize our development team to meet our current business requirements.

OTHER S&M EXPENSE. Other S&M expense consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts. Other S&M expense for the quarter ended March 31, 2005 decreased $0.6 million to $1.6 million, or 27%, as compared with the prior year quarter. Reduced staff and staff-related expense, travel, severance, and other expense contributed $0.2 million, $0.1 million, $0.2 million, and $0.1 million, respectively, to the decrease in other S&M expense for the quarter ended March 31, 2005 compared to the prior year quarter, which were partially offset by an increase in commissions of $0.1 million. As a percentage of revenues, other S&M expense decreased from 60% to 40% for the quarter ended March 31, 2005, compared to the same period in 2004, due to reduced S&M expense from the prior year and the increase in revenues. We expect other S&M expense to decrease in 2005 as a result of the reorganization that took place in 2004. Additionally, we expect other S&M expense as a percentage of revenues to decrease as our future revenues increase.

OTHER G&A EXPENSE. Other G&A expense consists of staff, staff-related, and support costs for our finance, human resources, legal and other management departments. Other G&A expense for the quarter ended March 31, 2005 decreased $0.6 million to $1.3 million, or 32%, as compared with the prior year quarter. The decrease was due to the prior year staff reductions resulting in reduced staff and related compensation expense of $0.5 million, changes in insurance coverage and more favorable premiums resulting in cost savings of $0.1 million and reductions in travel expenses of $0.1 million as part of our ongoing cost management initiatives. These decreases were partially offset by an increase in third party consulting fees of $0.1 million. Other G&A expense as a percentage of total revenues decreased from 54% in the first quarter of 2004 to 33% in the first quarter of 2005 due to the reduction in other G&A expense and the increase in revenues. In 2005, we expect other G&A expense to continue to decrease based on cost reductions that occurred in 2004, and we also expect other G&A expense to decrease as a percentage of revenues, as our future revenues increase.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased by $0.4 million to $0.4 million for the quarter ended March 31, 2005 compared to a nominal amount of net interest expense for the same period in 2004. The increase is the result of the amortization totaling $0.3 million of original issue discount and deferred financing costs incurred in securing the convertible note financing in October 2004, as well as the coupon interest on the note of $0.1 million.

OTHER INCOME. Other income consists primarily of the mark-to-market non-cash gain related to the financing-related liabilities recorded in connection with the SSF and Laurus financings. For the quarter ended March 31, 2005, we recorded a net mark-to-market non-cash gain of $1.3 million, as compared to $0.7 million for the quarter ended March 31, 2004. The mark-to-market non-cash gain is primarily attributable to a lower stock price as of the respective valuation dates compared to the stock price as of the end of the respective preceding year. We were required to adjust the fair value of the financing-related liabilities associated with the warrants held by Laurus and SSF as of the date of the amendments. The increase in first quarter 2005 income as compared to the first quarter of 2004 is because there were two financing-related liabilities in 2005 as compared to one in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our former CE and IA businesses, the sale of shares of our common stock in a private placement transaction with SSF in September 2003 and the issuance of the convertible term note to Laurus in a private placement transaction in October 2004. As of March 31, 2005 we had approximately $1.9 million in cash and cash equivalents.

Net cash used in operating activities for the quarter ended March 31, 2005 was $0.5 million, compared to $3.0 million for the quarter ended March 31, 2004. Cash used in operating activities for the first quarter of 2005 was primarily the result of our net loss of approximately $0.2 million and unrealized financing-related gains of $1.3 million, offset by non-cash expenses of $0.6 million and other increases in working capital of $0.4 million. Cash used in operating activities for the first quarter of 2004 was primarily the result of our net loss of $2.6 million, $0.3 million for the net non-cash expenses and financing-related gain and other changes in working capital of approximately $0.1 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Net cash used in investing activities for the quarters ended March 31, 2005 and 2004 was less than $0.1 million, and consisted of purchases of furniture and equipment. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was less than $0.1 million for the quarter ended March 31, 2005 and was received from stock option exercises during the quarter. In the first quarter of 2004, net cash used in financing activities was $0.3 million, and consisted primarily of principal payments reducing indebtedness.

FINANCING EVENTS AND AMENDMENTS
Laurus

On February 16, 2005, we amended the securities purchase agreement with Laurus such that any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus' note in a timely manner, would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares. We also amended the registration rights agreement with Laurus such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to Laurusin the future, to cause such registration statement to become effective, to maintain the effectiveness of such registration statement or to keep our common stock listed or quoted would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares.

On May 4, 2005, we amended the note issued to Laurus and several related agreements for the primary purpose of amending some of the due dates for the repayment of principal. Specifically, the principal payments due in May and June 2005, of $0.15 million each, were postponed until September and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years.

SSF
On September 23, 2003, we issued 4,918,100 shares of our common stock to SSF in a private placement of our common stock. The shares were sold at $1.22 per share with net proceeds of $5.6 million.

On February 16, 2005, we amended the registration rights agreement with SSF such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to SSF in the future, to cause such registration statement to become effective or to maintain the effectiveness of such registration statement would be payable in unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the shares.

OTHER

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

LACK OF LIQUIDITY AND AVAILABILITY OF FINANCIAL RESOURCES

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue and allow us to continue as a going concern through at least the first quarter of 2006. This plan includes additional financing from new and current investors, continued cost cutting, and stabilizing and growing our revenue streams. Although we believe the plan will be realized, there is no assurance that these events will occur or that any financing will be on terms favorable to us. Our unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q and the information incorporated by reference herein, you should carefully consider the risks described below before purchasing our common stock. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

IF WE FAIL TO COMPLY WITH THE CONDITIONS OF OUR EXCEPTION PERMITTING OUR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET, OUR COMMON STOCK WILL BE
DELISTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE AND YOU MAY EXPERIENCE A DECLINE IN YOUR ABILITY TO TRADE OUR STOCK.

We have been granted continued inclusion on The Nasdaq SmallCap Market by a Nasdaq Listing Qualifications Panel, or the Panel, under an exception to the stockholders' equity/market value of listed securities/net income requirement and the minimum bid price requirement, as set forth in Nasdaq Marketplace Rules 4310(c)(2)(B) and 4310(c)(4). Because we publicly announced on May 2, 2005 that we had stockholders' equity of at least $2.5 million as of March 31, 2005 on an actual basis, we now have until June 30, 2005 to show compliance with the $1.00 closing bid price requirement and a closing bid price of at least $1.00 per share for at least ten consecutive business days thereafter (or such longer period requested by The NASDAQ Stock Market, or Nasdaq, to demonstrate our ability to maintain long-term compliance with the minimum bid price requirement). In addition, we will lose our conditional listing unless all of our financial statements contained in all periodic reports filed with the Securities and Exchange Commission and Nasdaq for reporting periods ending on or before April 30, 2006 evidence stockholders' equity of at least $2.5 million.

If we fail to evidence stockholders' equity of at least $2.5 million, fail to achieve a minimum bid price of $1.00 per share by June 30, 2005 or otherwise fail to satisfy any other requirement for continued listing, then the Panel will promptly conduct a written or oral hearing with respect to the failure and render a determination with respect to our continued listing on The Nasdaq SmallCap Market, which could result in a delisting of our common stock. The Panel will continue to monitor our ongoing compliance with the minimum stockholders' equity threshold until we have demonstrated an ability to sustain compliance with the rule. In addition, the Panel has reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities inadvisable or unwarranted.

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

If our common stock is not listed on any quotation system, market or exchange, we could incur penalties under certain agreements to which we are a party, including under the terms of our agreements relating to the convertible promissory notes and warrants we issued to Laurus on October 5, 2004 which provide for penalties if our stock is not listed for more than three consecutive trading days.

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


WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY OUR OBLIGATIONS TO LAURUS WHEN THEY BECOME DUE.

If we are not able to use shares of our common stock to repay the principal and interest on the note held by Laurus, we may not have sufficient funds to repay Laurus when our debt obligations to Laurus become due. Laurus must convert the monthly principal and interest into shares of our common stock if the following criteria are met:

     o the average closing price of our common stock as reported by Bloomberg, L.P. on the principal trading exchange or market for our common stock for the five trading days immediately preceding the repayment date is greater than or equal to 110% of the conversion price of the Note (based upon the current conversion price of $0.48, the average closing price would need to be $0.53);

     o the amount of such conversion cannot exceed 25% of the aggregate dollar trading volume of our common stock for the previous 10 trading days;

     o there must be an effective registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible or an exemption from registration must be available pursuant to Rule 144 of the Securities Act; and

     o there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus' option.

In addition, we will not be able to issue more than 6,491,440 shares of common stock at a price of below $0.47 unless these issuances are approved by our stockholders.

In May 2005, we amended the Note and several related agreements for the primary purpose of having Laurus postpone our repayment of principal in May 2005 and June 2005. These principal repayments will become payable in September 2007 and October 2007, respectively. We may be required to obtain the funds necessary to repay our obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these sources on favorable economic terms or at all. We have also granted Laurus a right of first refusal on any debt or equity financings that we complete before October 3, 2005. This may impede our ability to secure additional funding because it may discourage third parties from making an offer that Laurus may match. If we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a net loss of approximately $0.2 million for the three months ended March 31, 2005. To date, we have not achieved operating profitability on an annual basis and have an accumulated deficit of $146.4 million as of March 31, 2005. We have invested and continue to invest significant resources in product development, selling and marketing, services and support, and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

OUR FUTURE SUCCESS DEPENDS UPON THE ACCEPTANCE OF OUR DRM SYSTEM SOLUTIONS.

Our future growth will be driven by sales of Axeda DRM systems and related services. We acquired eMationin December 2001. eMation was founded in 1988 and historically derived its main source of revenues from its industrial automation products. We offer the Axeda DRM system and also continue to separately sell Axeda Supervisor, Axeda @aGlance/IT, Axeda Web @aGlance and Axeda FactorySoft OPC to support our industrial automation business. The market for DRM system solutions is new and evolving. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

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

THE SALES CYCLE FOR DRM SYSTEMS IS LONG AND MAY BE CYCLICAL AND WE TYPICALLY RELY ON LARGE CONTRACTS FROM RELATIVELY FEW DRM CUSTOMERS, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

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

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits, such as the complaint we filed on June 30, 2004 against one of our competitors for infringement of our recently issued patent entitled "Reporting the State of an Apparatus to a Remote Computer," and the patent infringement lawsuit filed in November 2004 against us by one of our competitors charging us with infringement of U.S. Patent No. 6,377,162, are likely to be expensive to resolve and may not be successful, and will require management's time and resources and, therefore, could harm our business.

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

There is also a risk that other third parties, including current and potential competitors and current developers of our intellectual property, will claim that our products, or our customers' products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. Software, business processes and other property rights in our industry might be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Other parties might currently have, or might eventually be issued, patents that infringe on the proprietary rights we use. Any of these third parties might make a claim of infringement against us.

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

Some third parties claim to hold patents covering various aspects of digital television, or DTV, high-definition television, or HDTV, and digital versatile disc, or DVD, technology incorporated into our former PC products and our former PC customers' digital media products and have claimed that various aspects of DTV, HDTV and DVD technology incorporated into our and our customers' digital media products infringe upon patents held by them, including the following:

     o A group of companies formed a consortium known as MPEG LA to enforce the proprietary rights of other holders of patents covering essential aspects of MPEG-2 technology that were incorporated into our former PC products.

     o    Another  group  of  companies  formed  a  consortium  known  as  DVD6C
          (formerly DVD Patent License Program) to enforce the proprietary rights of other holders of patents covering essential aspects of DVD technology that were incorporated into our former PC products.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys' fees that they are required to pay or agree to pay to these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several of our former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions, which could have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS SUCH AS LEGAL UNCERTAINTY, TARIFFS AND TRADE BARRIERS AND POLITICAL AND ECONOMIC INSTABILITY.

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including France, Switzerland, Japan, Germany, the Netherlands and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France. For the quarter ended March 31, 2005, we derived approximately 51% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources in order to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our DRM products internationally.

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

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. As of March 31, 2005 we have paid royalties to the OCS in the aggregate amount of $1.6 million. As of March 31, 2005, the remaining $0.2 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of March 31, 2005, $0.3 million is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

Assuming the exercise of all stock options exercisable by them within 60 days of April 30, 2005, they would have, in the aggregate, beneficially owned approximately 5.7 million shares, or approximately 17%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAKE CHANGES OF CONTROL DIFFICULT EVEN IF THEY WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell such products in North America, Asia and various countries in Europe. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the note held by Laurus, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." We do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate on the note held by Laurus, which accrues at the prime rate plus 2% per year, were to increase by 1% per year, we would incur additional interest expense of approximately $41,000 in 2005.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

SECURITIES CLASS ACTION
Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled "In re RAVISENT Technologies, Inc. Securities Litigation." Pursuant to the Court's consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7.0 million. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7.0 million. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was held on April 6, 2005. On April 18, 2005, the Court issued its Order and Final Judgment approving the settlement. Our directors' and officers' liability insurance carriers paid the full amount of the cash settlement.

IPM
On March 20, 2003, Industria Politecnica Meridionale Spa., or IPM, an Italian corporation, filed a complaint against us in the United States District Court for the Northern District of California. The lawsuit alleged breach of an agreement between IPM and our wholly-owned subsidiary Ravisent Technologies Internet Appliance Group, Inc., or RTIAG, and fraud in connection with the delivery of circuit boards to IPM that were not in compliance with the agreement, and claimed damages of $15.0 million for breach of contract and fraud, and unspecified punitive damages and attorney's fees. On May 2, 2003, we moved to dismiss all claims against RTIAG. On or about June 23, 2003, IPM filed an amended complaint adding RTIAG as a party in the action and provided further specificity on the fraud allegation. We withdrew our motion to dismiss shortly thereafter. We filed an answer to the amended complaint on July 3, 2003 denying the breach of contract and fraud claims. RTIAG filed a counterclaim on July 3, 2003 for breach of contract against IPM, seeking damages of $2.7 million, plus interest, fees and costs. IPM filed an answer to the amended complaint on July 22, 2003 denying the breach of contract claims. IPM filed a motion to amend its complaint on February 19, 2004, which was granted on March 30, 2004, and which withdrew its fraud complaint and modified its breach of contract claim to specify that the defendants breached the contract by providing circuit boards which were underpowered, and to an unacceptable extent, incapable of operating in IPM's products. We filed a motion seeking summary judgment on March 9, 2004. On April 13, 2004, we filed a supplement to our motion for summary judgment. On April 27, 2004, IPM filed a supplemental opposition to our summary judgment motion. We filed a response on May 4, 2004 and our motion for summary judgment was heard on May 18, 2004. On June 22, 2004, the Court issued an order granting our motion for summary judgment and dismissing IPM's claims against us. The parties then entered into a written settlement agreement and mutual general release dated January 14, 2005 which called for a "walk-away" settlement with no money or other consideration being exchanged. In connection with the settlement the parties also executed a written stipulation for dismissal of the action with prejudice. The stipulation for dismissal was filed on February 9, 2005 and the entire action was dismissed with prejudice.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share in consideration for postponing the payment of some principal payments on the note. The warrant is exercisable for a term of five years. We issued the warrant in reliance on
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the warrant, the offering and sale were made to one entity and we restricted transfer of the warrant in accordance with the requirements of the Securities Act. The recipient of the warrant represented its intention to acquire the warrant for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transaction.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters To a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this quarterly report) are included, or incorporated by reference, in this quarterly report.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005
Axeda Systems Inc.

        /s/ Robert M. Russell Jr.
        ----------------------------
        Robert M. Russell Jr.
        Chairman of the Board and Chief Executive Officer


       /s/ Karen F. Kupferberg
           -----------------
           Karen F. Kupferberg
           Executive Vice President, Chief Financial Officer and Treasurer

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):
                                    EXHIBITS

  Exhibit Number       Exhibit Title
  --------------       -------------

       3.1             Amended and Restated Certificate of Incorporation, as amended.  (1)
       3.2             Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002. (2)
       4.1             Amendment No. 1 to Registration Rights Agreement, dated as of February 16, 2005, by and among Axeda Systems
                       Inc., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P. and Special
                       Situations Technology Fund II, L.P. (3)
       4.2             Amendment No. 1 to Securities Purchase Agreement, dated as of February 16, 2005, by and between Axeda
                       Systems Inc. and Laurus Master Fund, Ltd. (3)
       4.3             Amendment No. 1 to Registration Rights Agreement, dated as of February 16, 2005, by and between Axeda
                       Systems Inc. and Laurus Master Fund, Ltd. (3)
       4.4             Agreement, dated as of May 4, 2005, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (4)
       4.5             Common Stock Purchase Warrant, dated as of May 4, 2005, issued by Axeda Systems Inc. to Laurus Master Fund,
                       Ltd. (4)
       31.1            Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
       31.2            Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
       32.1            Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 12, 2005.

(2) Incorporated by reference to the registrant's Current Report on Form 8-K, dated February 25, 2002, as filed with the Securities and Exchange Commission on February 27, 2002.

(3) Incorporated by reference to the registrant's Current Report on Form 8-K dated February 16, 2005, as filed with the Securities and Exchange Commission on February 23, 2005.

(4) Incorporated by reference to the registrant's Current Report on Form 8-K dated May 2, 2005, as filed with the Securities and Exchange Commission on May 6, 2005.