Form 10-Q
period 2005-06-30
AXEDA SYSTEMS INC
filed 2005-08-22
CIK 1052593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 18, 2005, 32,900,984 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

AXEDA SYSTEMS INC.

FORM 10-Q

Quarter Ended June 30, 2005

PART 1 FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited) AXEDA SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,232	$2,429
Accounts receivable, net	3,496	4,108
Prepaid expenses and other current assets	628	714

Total current assets	5,356	7,251

Furniture and equipment, net	985	1,308
Goodwill	3,640	3,640
Identified intangible assets, net	711	949
Other assets	940	946

Total assets	$11,632	$14,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$787	$293
Accounts payable	1,662	1,436
Accrued expenses	3,505	3,923
Income taxes payable	888	780
Deferred revenue	1,555	1,521

Total current liabilities	8,397	7,953

Non-current liabilities:
Note payable, less current portion	2,026	2,052
Other non-current liabilities	59	103
Financing-related liabilities	—	3,243

Total liabilities	10,481	13,351

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized in 2005 and 2004, none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized in 2005 and 50,000,000 shares authorized in 2004; 33,492,938 shares issued in 2005 and 33,173,288 shares issued in 2004	33	33
Additional paid-in capital	150,301	148,027
Deferred stock compensation	(90)	(90)
Accumulated deficit	(147,963)	(146,179)
Accumulated other comprehensive income	249	332
Treasury stock at cost, 603,800 shares in 2005 and 2004	(1,380)	(1,380)

Total stockholders’ equity	1,150	743

Total liabilities and stockholders’ equity	$11,632	$14,094

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
License	$1,991	$1,577
Services and maintenance	1,433	1252
Hardware	6	66

Total revenues	3,430	2,895

Cost of revenues:
License	75	236
Services and maintenance	714	850
Software amortization	112	112

Total cost of revenues	901	1,198

Gross profit	2,529	1,697

Research and development (R&D)
Non-cash compensation	—	2
Other R&D expense	802	1,031
Sales and marketing (S&M)
Non-cash compensation	—	(2)
Other S&M expense	1,438	1,846
General and administrative (G&A)
Non-cash compensation	—	29
Other G&A expense	1,248	1,087
Depreciation and amortization	186	255

Total operating costs	3,674	4,248

Operating loss	(1,145)	(2,551)

Interest income (expense), net	(403)	(18)
Other income (expense), net	1	155

Loss before income taxes	(1,547)	(2,414)
Provision for income taxes	2	10

Net loss	$(1,549)	$(2,424)

Basic and diluted net loss per weighted average common share outstanding	$(0.05)	$(0.07)

Weighted average number of common shares outstanding used in calculation of basic and diluted net loss per common share	32,898,413	32,471,541

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
License	$4,276	$3,911
Services and maintenance	3,014	2,433
Hardware	8	86

Total revenues	7,298	6,430

Cost of revenues:
License	198	430
Services and maintenance	1,482	1,973
Software amortization	224	224

Total cost of revenues	1,904	2,627

Gross profit	5,394	3,803

Research and development (R&D)
Non-cash compensation	—	2
Other R&D expense	1,686	2,122
Sales and marketing (S&M)
Non-cash compensation	—	43
Other S&M expense	2,992	3,972
General and administrative (G&A)
Non-cash compensation	—	59
Other (G&A) expense	2,535	2,985
Depreciation and amortization	382	518

Total operating costs	7,595	9,701

Operating loss	(2,201)	(5,898)

Interest income (expense), net	(793)	(30)
Other income (expense), net	1,318	895

Loss before income taxes	(1,676)	(5,033)
Provision for income taxes	108	30

Net loss	$(1,784)	$(5,063)

Basic and diluted net loss per weighted average common share outstanding	$(0.05)	$(0.16)

Weighted average number of common shares outstanding used in calculation of basic and diluted net loss per common share	32,837,940	32,442,390

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,784)	$(5,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	742
Unrealized gains on financing-related liabilities	(1,310)	(784)
Gain on disposal of assets	—	(110)
Non-cash interest expense	545	—
Non-cash compensation	—	104
Provision for doubtful accounts	2	7
Changes in items affecting operations:
Accounts receivable	610	292
Prepaid expenses and other current assets	86	65
Other assets	217	11
Accounts payable	226	81
Accrued expenses and non-current liabilities	(425)	(677)
Income taxes payable	108	(98)
Deferred revenue	34	(21)

Net cash used in operating activities	(1,085)	(5,451)

Cash flows from investing activities:
Capital expenditures	(70)	(82)

Net cash used in investing activities	(70)	(82)

Cash flows from financing activities:
Net proceeds from exercise of stock options	14	27
Net repayments under bank line of credit	—	(117)

Net cash provided by (used in) financing activities	14	(90)

Effect of exchange rate changes on cash and cash equivalents	(56)	7

Net decrease in cash and cash equivalents	(1,197)	(5,616)

Cash and cash equivalents:
Beginning of period	2,429	9,617

End of period	$1,232	$4,001

See accompanying notes to the consolidated financial statements.

AXEDA SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All amounts are in thousands, except share and per share amounts, unless noted otherwise.

1) Summary of Significant Accounting Policies

a) Description of Business - Overview and Subsequent Events

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

The Axeda DRM system is our flagship product. We complement our DRM products with professional services, training, and support offerings. We leverage our mix of experience in embedded systems, enterprise software, and the Internet to solve difficult problems with practical solutions.

We also separately sell various software products that support our industrial automation business comprised of Axeda Supervisor, Axeda@aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC, referred herein as the Supervisor products family business.

On October 5, 2004, we issued to Laurus Master Fund, Ltd, or Laurus, a secured convertible term note, or the Note, in the principal amount of $4,500 and received net proceeds of $3,910. The Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. The Note has a term of three years and accrues interest at the prime rate plus 2% per year (8% as of June 30, 2005).

We have sustained significant losses from operations and negative cash flows from operations since our inception. There can be no assurances that we will be able to generate sufficient revenues or positive cash flows from operations necessary to achieve or sustain profitability in the short or long term. For the six months ended June 30, 2005 and 2004 our operating losses were $2,201 and $5,898, respectively.

The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue, which includes the sale of our Axeda DRM system business (discussed below) and may also include the sale of our Supervisor product family business. However, there can be no assurance that we will successfully implement our plan and that we would be able to continue as a going concern. Our plan also requires us to receive additional financing from new or current investors. We do not expect such financing to be available or on favorable terms if it is available. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 29, 2005, we entered into a non-binding letter of intent to sell our Axeda DRM system business and related assets to JMI Equity Fund V, L.P., or JMI, a Baltimore and San Diego-based private equity firm. The letter of intent contemplates that JMI will purchase substantially all of the assets of our Axeda DRM system business, with the exception of our Supervisor product family business, for a total of $7,000 in cash plus the assumption of certain operating liabilities. In addition, JMI committed to provide up to a $1,500 bridge loan to us, of which $600 was advanced in July 2005. The bridge loan bears interest at the rate of 7% per annum and is secured by the assets of our Axeda DRM system business.

On July 11, 2005 we entered into a Letter of Intent to sublease 14,711 square feet of space in Foxborough, MA, which is in the same industrial/office complex as our current offices. We are currently finalizing the sublease agreement for this space or Sublease Agreement, which currently proposes annual rent of $125, plus operating expenses, for the term of September 1, 2005 to March 31, 2007.

In July 2005, we entered into a Sublease Termination Agreement for our offices in Mansfield, MA under which we will surrender these premises on or before October 1, 2005 or the Termination Date, rather than the current lease termination date of July 2007. This termination agreement provided for no rental liability from July 1, 2005 to the Termination Date. The security deposit of $150 was reduced by $100 upon the signing of the Termination Agreement, and will be reduced by another $25 upon a signed lease for alternate space, and the final $25 will be returned after surrendering the premises and the final inspection. The current monthly base rent for this office is $26, plus $14 monthly for operating expenses. As a result this lease termination, we expect to amortize in full the recorded amount of leasehold improvements made to the Mansfield office as of June 30, 2005 of $400 in the third quarter of 2005.

With the finalizing of the Sublease Agreement for our office in Foxborough, MA our lease commitments, including rent, utilities and taxes, will be reduced by approximately $608 over the remaining lease term, compared to the Mansfield, MA sublease.

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

d) Cash and Cash Equivalents

We consider all highly liquid instruments with a purchased maturity of three months or less to be cash equivalents.

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

f) Financial Instruments

Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable, and a note payable. Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair value of the note payable is approximately $4,050.

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

(i) June 30, 2005

Options to purchase 6,346,240 shares of common stock with a weighted-average exercise price of $1.12 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,634,148 options that were vested, with a weighted average exercise price of $1.39 per share, of which 1,036,000 were vested and in the money, with a weighted average exercise price of $0.01 per share. The options have various expiration dates during the next ten years.

Warrants to purchase 6,587,010 shares of common stock with a weighted-average exercise price of $1.01 per share were vested and outstanding as of June 30, 2005, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money as of June 30, 2005. The outstanding warrants have various expiration dates during the next five years.

In addition, 9,323,752 shares issuable upon conversion of debt to common stock were excluded from the computation of diluted EPS because the effects of assumed conversion would have an anti-dilutive effect on EPS.

(ii) June 30, 2004

Options to purchase 5,854,011 shares of common stock with a weighted-average exercise price of $1.43 were outstanding as of ended June 30, 2004, but were not included in the computation of diluted EPS because the effects of assumed exercise would have had an anti-dilutive effect on EPS. The outstanding options included 3,276,450 options that were vested, with a weighted average exercise price of $1.48 per share, of which 1,507,000 were vested and in the money, with a weighted average exercise price of $0.17 per share. The options had various expiration dates during the next ten years.

Warrants to purchase 2,696,219 shares of common stock with a weighted-average exercise price of $1.98 were vested and outstanding as of June 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have had an anti-dilutive effect on EPS. The outstanding warrants included 19,342 warrants that were vested and in the money, with a weighted average exercise price of $1.03 per share. The warrants had various expiration dates during the next five years.

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

We account for our stock-based employee compensation plan under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,549)	$(2,424)	$(1,784)	$(5,063)
Add: Stock-based employee compensation included in reported net loss	—	29	—	104
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(245)	(447)	(431)	(883)

Pro forma net loss	$(1,794)	$(2,842)	$(2,215)	$(5,842)

Net loss per common share – basic and diluted:
As reported	$(0.05)	$(0.07)	$(0.05)	$(0.16)

Pro forma	$(0.05)	$(0.09)	$(0.07)	$(0.18)

We used the following assumptions to determine the fair value of stock options granted using the Black-Scholes option pricing model for the three and six months ended June 30, 2005 and 2004

	2005	2004
Dividend yield	0%	0%
Expected volatility	122%	91% -112%
Average expected option life	4 years	4 years
Risk-free interest rate	3.92%	1.17% - 2.16%

*	No options granted in the second quarter of 2005.

In March 2005 we granted options to purchase 325,000 share of our common stock to our chief financial officer, with an exercise price of $0.56 per share, which was equal to the fair market value of our common stock on the date of grant.

i) Recent Accounting Pronouncements

On April 21, 2005, the SEC approved a new rule for public companies that delays the effective date of SFAS No. 123R “Share-Based Payment,” or SFAS 123R, to annual periods beginning after June 15, 2005. Therefore, we will postpone the adoption of SFAS 123R until the first quarter of 2006.

SFAS 123R will eliminate our ability, starting in 2006, to account for stock-based awards granted to employees using the intrinsic value method prescribed by APB 25, and instead requires that such awards be accounted for using a fair value based method, which will require us to measure the compensation expense for all such awards, including stock options, at fair value at the grant date. Compensation expense will then be recognized over the service or vesting period.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the effect of adopting SFAS 123R, nor have we determined the method that we will use to adopt it. However, had we adopted SFAS 123R in the current year, the impact of that standard would have been similar to the current pro forma disclosures under SFAS 123.

j) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2) Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consist of the following:

	Gross Carrying Amount	Accumulated Amortization
	June 30 2005 and December 31, 2004	June 30, 2005	December 31, 2004
Developed technology	$210	$210	$210
Core technology	1,840	1,169	944
Customer base	110	70	57

Total	$2,160	$1,449	$1,211

Aggregate amortization expense was $119 for each of the three months ended June 30, 2005 and 2004, and $238 and $237 for the six months ended June 30, 2005 and 2004, respectively.

3) Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Legal and professional fees	$351	$319
Payroll and related costs	1,150	1,065
Royalties to Israeli government agencies	569	734
Sales, excise and other taxes	537	480
Severance	188	520
Unutilized leased facilities	228	302
Other	481	503

Total accrued expenses	$3,504	$3,923

4) Financing-related Liabilities

The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, which addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer.

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

EITF 00-19 considers that the ability to keep SEC filings current is beyond the control of a registrant, and therefore do not qualify for permanent equity accounting. The potential liquidated damages we were required to pay pursuant to the registration rights agreements if we failed to keep our registration statements effective were considered to be potential net cash settlements pursuant to EITF 00-19. Therefore, in accordance with EITF 00-19, through February 16, 2005 we recorded the estimated fair value of the warrants issued to Laurus and Special Situations Private Equity Fund, L.P. and its affiliates, collectively SSF, as a financing-related liability in the consolidated balance sheets, and the fair value of the financing-related liability was adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

a) February 16, 2005 Amendments of Agreements with Laurus and SSF

On February 16, 2005, we amended a series of agreements relating to Laurus and SSF. Specifically, we:

•	amended the registration rights agreement with SSF such that any liquidated damages that may arise for failure to: a) file a new registration statement for any shares that may be issued to SSF in the future, to cause such registration statement to become effective, or to maintain the effectiveness of such registration statement would be payable in unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the shares;

•	amended the securities purchase agreement with Laurus such that any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus’ Note in a timely manner would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares; and

•	amended the registration rights agreement with Laurus such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to Laurus in the future, to cause such registration statement to become effective, to maintain the effectiveness of such registration statement or to keep our common stock listed or quoted would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares.

Effective in February 2005, as a result of these amendments, the accounting and reporting requirements for our financing related liabilities now qualify for permanent equity accounting under EITF 00-19, and therefore, the estimated fair value of the financing related liabilities of $1,934 was reclassified as additional paid-in capital. The estimated fair values of the warrants issued to Laurus and to SSF were calculated using the Black-Scholes model using the following assumptions:

	February 16, 2005	February 16, 2005	June 30, 2004
	Laurus	SSF	SSF
Current market price/share	$0.53	$0.53	$1.07
Exercise price/share	$0.53	$1.35	$1.71
Dividend yield	0%	0%	0%
Expected volatility	107%	107%	109%
Expected life	4.62 years	3.6 years	4.23 years
Risk-free interest rate	3.77%	3.69%	3.63%

b) May 4, 2005 Amendment of Agreements with Laurus

On May 4, 2005, we amended the Note and several of the related agreements for the primary purpose of postponing the principal payments due in May and June 2005, of $150 each, until September and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years and has an estimated fair value of approximately $211, which is being amortized over the remaining term of the loan as additional non-cash interest expense.

5) Commitments and Contingencies

SECURITIES CLASS ACTION

Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled “In re RAVISENT Technologies, Inc. Securities Litigation.” Pursuant to the Court’s consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7,000. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7,000. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was held on April 6, 2005. On April 18, 2005, the Court issued its Order and Final Judgment approving the settlement. Our directors’ and officers’ liability insurance carriers paid the full amount of the cash settlement.

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

6) Segment and Major Customer Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments Of An Enterprise And Related Information,” or SFAS 131. SFAS 131 requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. We evaluate operating segment performance based on revenue and gross profit. We have not historically evaluated segment performance based on operating income or allocated assets to our individual operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
DRM	$3,424	$2,829	$7,290	$6,344
Other	6	66	8	86

Total	$3,430	$2,895	$7,298	$6,430

Gross profit:
DRM	$2,523	$1,631	$5,386	$3,717
Other	6	66	8	86

Total	$2,529	$1,697	$5,394	$3,803

Customer Concentration

Three customers accounted for 29%, or $994, and 16%, or $464, of revenues for the quarters ended June 30, 2005 and 2004, respectively. Three customers accounted for 23%, or $1,703, and 30%, or $828, of revenues for the six months ended June 30, 2005 and 2004, respectively.

Geographic Sources of Revenue

We sell and license our technology to customers primarily in North America, Europe and Asia. Our North American operations generated 58% and 38% of our revenues in the three months ended June 30, 2005 and 2004, respectively, and 53% and 38% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Our total revenues for the three and six months ended June 30, 2005 and 2004 were derived from the following geographic regions (based on where the customer is located):

	Three Months Ended June 30,
	2005		2004
Country/ Geographic Region	Amount	% of Total	Amount	% of Total
North America:
United States	$2,038	59%	$1,107	38%
Canada	—	—	—	—

Total - North America	2,038	59	1,107	38

Europe:
Germany	149	4	175	6
France	363	11	355	12
Netherlands	126	4	134	5
Switzerland	162	5	320	11
United Kingdom	53	2	63	2
Other	207	6	398	14

Total – Europe	1,060	32	1,445	50

Other:
Israel	79	2	131	5
Japan	100	3	168	6
Other	153	4	44	1

Total – Other	332	9	343	12

Total	$3,430	100%	$2,895	100%

	Six Months Ended June 30,
	2005		2004
Country/ Geographic Region	Amount	% of Total	Amount	% of Total
North America:
United States	$3,921	54%	$2,404	38%
Canada	—	—	9	—

Total - North America	3,921	54	2,413	38

Europe:
Germany	309	4	296	5
France	973	13	744	11
Netherlands	298	4	356	6
Switzerland	392	5	616	10
United Kingdom	169	2	209	3
Other	472	8	748	11

Total – Europe	2,613	36	2,969	46

Other:
Israel	278	4	149	2
Japan	246	3	794	12
Other	240	3	105	2

Total – Other	764	10	1,048	16

Total	$7,298	100%	$6,430	100%

7) Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest	$60	$3

Income taxes (refund)	$(29)	$99

Non-cash financing activities:
Reclassification of financing-related liabilities to permanent equity	$1,934	$—

Issuance of warrant	$211	$—

8) Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(1,549)	$(2,424)	$(1,784)	$(5,063)
Foreign currency translation adjustment	(60)	(20)	(83)	7

Comprehensive loss	$(1,609)	$(2,444)	$(1,867)	$(5,056)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Such statements are based on current expectations of future events that involve a number of risks and uncertainties that may cause the actual events to differ materially from those discussed herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “seeks,” “pro forma,” “potential,” “anticipates,” “predicts,” “plans,” “estimates,” or “intends,” or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere herein. All forward-looking statements, and reasons why results may differ, that are included in this report are made as of the date of this report, and except as required by law, we disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or reasons why results might differ to reflect future events or developments. References herein to “Axeda,” “we,” “our,” and “us” collectively refer to Axeda Systems Inc., a Delaware corporation, and all of its direct and indirect U.S., Israeli, Japanese, European and Canadian subsidiaries.

OVERVIEW	AND RECENT EVENTS

On June 29, 2005, we entered into a non-binding letter of intent to sell our Axeda DRM system business and related assets to JMI Equity Fund V, L.P., or JMI, a Baltimore and San Diego-based private equity firm. In the event this asset sale is consummated as currently contemplated, we expect the Axeda DRM system business to continue to operate in the ordinary course following the closing of the asset sale as a private company funded by JMI, with JMI assuming support and maintenance services for existing customers. We expect the key operational employees of the Axeda DRM system business to continue with the new company in their current roles to prevent interruption of business operations.

The letter of intent provides that JMI will purchase substantially all of the assets of our Axeda DRM system business, which does not include our industrial automation products, which we refer to as our “Supervisor” product family business, for a total of $7.0 million in cash plus the assumption of certain operating liabilities. JMI will not be obligated to acquire the Axeda DRM system business unless we and JMI negotiate and execute a definitive agreement in respect of the transaction and any conditions to JMI’s obligations are satisfied, including that JMI is satisfied with the results of its “due diligence” investigations. There can be no assurance that we will enter into definitive agreements for the sale of the Axeda DRM system business to JMI, or if such agreements are entered into, that the transaction will be consummated. In addition, if we do enter into definitive agreements with JMI, we expect to have to seek the approval of our stockholders to consummate the proposed transaction. There can be no assurance that we will receive such stockholder approval.

In addition, JMI committed to provide up to a $1.5 million of bridge loan to us, of which $0.6 million was advanced in July 2005. The bridge loan bears interest at the rate of 7% per annum and is secured by the assets of our Axeda DRM system business (including intellectual property assets). Laurus Master Fund, Ltd., or Laurus, our lender and holder of a senior security interest in our assets, has agreed to subordinate its right to payment of the note we issued to it, and its security interest in those assets, so that JMI holds a senior secured lien therein to the extent of the first $0.6 million of bridge loans that JMI provides to us. To induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal and accrued and unpaid interest owed to Laurus. However, if bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

If the sale of the Axeda DRM system business to JMI is consummated, substantially all of our revenue will be derived from our remaining assets, the Supervisor product family business. We do not have experience operating our business with this single products family, however, we do not expect that the revenues to be generated from the Supervisor product family business will be sufficient to allow us to continue to operate our business as a going concern. We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the Supervisor product family business. We would consider selling the Supervisor product family business if we were offered favorable terms. However, there can be no assurances that a suitable acquirer will be identified and that we could negotiate a favorable price and terms for such transaction.

If sales of both the Axeda DRM system business and the Supervisor product family business are consummated, we would expect to use the proceeds to pay our creditors, including Laurus. To the extent that not all of our obligations to creditors were satisfied, we may elect to file for bankruptcy or be forced into bankruptcy.

On July 7, 2005, our common stock was delisted from The Nasdaq SmallCap Market because we did not achieve a $1.00 minimum bid price by June 30, 2005 required under an exception to the minimum bid price requirement we had been granted to permit our continued inclusion in such market. Since July 7, 2005, quotations for our common stock have appeared in the “Pink Sheets.”

For the three and six months ended June 30, 2005, our operating expenses decreased by $0.6 million, or 13%, and $2.1 million, or 22%, respectively, compared to the prior year periods. Our net losses for the three and six months ended June 30, 2005 decreased by $0.9 million, or 36%, and $3.3 million, or 65%, compared to the prior year periods, which reflects the increase in revenues and the reduction in our cost structure, offset by added interest expense related to the Laurus convertible debt financing.

On May 4, 2005, we amended our note with Laurus and several related agreements for the primary purpose of having Laurus postpone our required repayment of principal in May and June 2005. These principal repayments will become payable in September 2007 and October 2007, respectively, subject to the earlier repayment as contemplated by the transaction with JMI discussed above. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years and the $0.2 million estimated fair value of the warrant is being amortized as additional interest expense over the term of the loan.

At June 30, 2005 our cash and cash equivalents balance was $1.2 million, compared with $1.8 million as of March 31, 2005 and $2.4 million as of December 31, 2004.

The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue, which includes the sale of our Axeda DRM system business and may include the sale of our Supervisor product family business. However, there can be no assurance that we will successfully implement our plan or that we will be able to continue as a going concern. Our plan also requires us to receive additional financing from new or current investors. We do not expect such financing to be available on favorable terms. Our unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Axeda Systems Inc. is a software and services company currently providing solutions in an emerging market known as Machine To Machine, or M2M. We develop, market and sell software products and services used by multiple industries and customers worldwide for DRM, a segment of the M2M market, to access and utilize information located within remote machines, devices and facilities. We distribute our DRM products through direct sales to original equipment manufacturers, or OEMs, and enterprise customers, as well as through distributors and value-added resellers. We maintain regional sales and support offices in the United States and France. Our flagship product, the Axeda DRM system, helps manufacturing and service organizations increase revenue while lowering costs by proactively monitoring and managing devices deployed at customer sites around the world. Our customers include Global 2000 companies in many markets including medical instrument, life sciences, enterprise technology, office and print production systems, industrial, and building automation. Representative customers include: Abbott Laboratories, EMC, Kodak Versamark, Inc., and Network Appliance, Inc.

We currently operate in the United States and Europe. Both the U.S. and European operations generated revenue increases in 2005, partially offset by decreases in Japan, which is due in part to the closing of our office in Japan in August 2004.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

Axeda Systems Inc.

Unaudited Consolidated Statements of Operations (In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues:
License	$1,991	58.0%	$1,577	54.5%	$4,276	58.6%	$3,911	60.9%
Services and maintenance	1,433	41.8	1,252	43.2	3,014	41.3	2,433	37.8
Hardware	6	0.2	66	2.3	8	0.1	86	1.3

Total revenues	3,430	100.0	2,895	100.0	7,298	100.0	6,430	100.0

Cost of revenues:
License	75	2.2	236	8.1	198	2.7	430	6.7
Services and maintenance	714	20.8	850	29.4	1,482	20.3	1,973	30.7
Software amortization	112	3.2	112	3.9	224	3.1	224	3.5

Total cost of revenues	901	26.3	1,198	41.4	1,904	26.1	2,627	40.9

Gross profit	2,529	73.7	1,697	58.6	5,394	73.9	3,803	59.1

Research and development (R&D)
Non-cash compensation	—	—	2	0.1	—	—	2	0.1
Other R & D expense	802	23.4	1,031	35.6	1,686	23.1	2,122	33.1
Sales and marketing (S&M)
Non-cash compensation	—	—	(2)	(0.1)	—	—	43	0.7
Other S & M expense	1,438	41.9	1,846	63.8	2,992	41.0	3,972	61.6
General and administrative (G&A)
Non-cash compensation	—	—	29	1.0	—	—	59	0.9
Other G & A expense	1,248	36.4	1,087	37.6	2,535	34.8	2,985	46.4
Depreciation and amortization	186	5.4	255	8.8	382	5.2	518	8.0

Total operating costs	3,674	107.1	4,248	146.8	7,595	104.1	9,701	150.8

Operating loss	(1,145)	(33.4)	(2,551)	(88.2)	(2,201)	(30.2)	(5,898)	(91.7)

Gain on disposal of assets	1	—	110	3.8	1	—	110	1.7
Interest income (expense), net and other income (expense), net	(403)	(11.7)	27	1.0	524	7.3	755	11.7

Loss before income taxes	(1,547)	(45.1)	(2,414)	(83.4)	(1,676)	(22.9)	(5,033)	(78.3)
Provision for income taxes	2	0.1	10	0.3	108	1.5	30	0.5

Net loss	$(1,549)	(45.2)	$(2,424)	(83.7)	$(1,784)	(24.4)	$(5,063)	(78.8)

RESULTS OF OPERATIONS

REVENUES. Overall revenues increased by $0.5 million, or 18%, to $3.4 million in the second quarter of 2005 compared to the 2004 second quarter, and increased by $0.9 million, or 13%, to $7.3 million for the first six months of 2005, compared to the same period in 2004. This revenue increase was driven by higher DRM revenues resulting from an accelerated acquisition of new customer accounts, as well as additional spending by our existing customers.

License revenues in the second quarter of 2005 increased by 26% to $2.0 million compared to the 2004 second quarter, and increased by 9% to $4.3 million in the first six months of 2005 compared to the same period in 2004 due to sales contracts from both existing and new customers in the current year periods, and continued customer acceptance of our DRM solutions for M2M communication. In addition, in the three and six months ended June 30, 2004, we deferred $0.2 million of revenues as a result of certain bundled software and services arrangements, and an additional $0.1 million for certain arrangements that involved extended payment terms. Such deferrals were not required for the three and six months ended June 30, 2005.

Services and maintenance revenues in the second quarter of 2005 increased by 14% to $1.4 million compared to the 2004 second quarter, and increased by 24% to $3.0 million in the first six months of 2005 compared to the same period in 2004 due to greater demand for our professional services in connection with the expansion of existing DRM system installations, additional maintenance plans sold with new DRM systems licenses and increasing sales of our hosted DRM system solution, which was launched in the second quarter of 2004.

COST OF REVENUES. For the second quarter of 2005, total cost of revenues was $0.9 million, which was $0.3 million, or 25%, lower than the 2004 second quarter. Total cost of revenues was $1.9 million for the first six months of 2005, which was $0.7 million, or 28%, lower compared to the same period in 2004, due primarily to decreases in staff and staff-related expenses, resulting from our ongoing cost monitoring initiatives, and reductions in charges for bundled third-party software.

Cost of license revenues in the second quarter of 2005 decreased by $0.2 million, or 68%, to $0.1 million, compared to $0.2 million in the second quarter of 2004, and cost of license revenues in the first six months of 2005 decreased by $0.2 million, or 54%, to $0.2 million compared to $0.4 million in the same period in 2004. These decreases are primarily because of reductions in charges for third-party software bundled with our DRM system products, and reductions in royalties owed to the Office of the Chief Scientist in Israel in connection with sales of our Supervisor products, for which contractual obligations ended in the first quarter 2004.

Cost of services and maintenance decreased by $0.1 million, or 16%, to $0.7 million, compared to $0.9 million in the second quarter of 2004, and for the first six months of 2005, costs of services and maintenance revenue decreased by $0.5 million, or 25%, compared to the same period last year. The 2005 decreases in cost of services and maintenance revenue was achieved although services and maintenance revenues increased by 14% and 24% for the three and six months ended, respectively, due to higher employee productivity driven by prior years’ workforce reductions, including the closing of our office in Japan in August 2004, offset by the costs of other internal resources and utilization of low-cost, third party consultants to meet peak demand.

GROSS PROFIT. Gross profit increased by $0.8 million, or 49%, to $2.5 million in the second quarter of 2005, compared to $1.7 million in the first quarter of 2004, and, in the first six months of 2005, increased by $1.6 million, or 42%, to $5.4 million due primarily to the increase in revenues, combined with the reductions in cost of revenues as discussed above.

The gross profit margins on license revenue for the three months ended June 30, 2005 and 2004 were 96% and 85%, respectively, and for the six months ended June 30, 2005 and 2004 were 95% and 89%, respectively. Licensing gross profit improvements for the three and six months ended June 30, 2005 were due to higher revenue and lower third-party costs described above.

The gross profit margins on services and maintenance revenue for the three months ended June 30, 2005 and 2004 were 50% and 32%, respectively, and for the six months ended June 30, 2005 and 2004 were 51% and 19%, respectively. Services and maintenance gross profit margin improvements in 2005 were due to the revenue increases and the staffing efficiencies achieved by previous staff reductions described above.

OTHER R&D EXPENSE (R&D). R&D consists of staff, staff-related, professional and other development-related support costs associated with the development of new products, quality assurance and testing. R&D for the quarter ended June 30, 2005 decreased $0.2 million, or 22%, to $0.8 million, compared with the prior year quarter due to decreases in staff and staff-related expenses of $0.1 million, and the reclassification of $0.1 million to services and maintenance cost of revenues for the cost of R&D personnel utilized for professional services engagements. For the six months ending June 30, 2005, R&D decreased $0.4 million, or 21%, to $1.7 million due to decreases in staff and staff-related expenses of $0.2 million, the reclassification of $0.1 million to services and maintenance cost of revenues for the cost of R&D personnel utilized for professional services engagements and $0.1 million of reduced departmental support costs as a result of ongoing cost management efforts. As a percentage of total revenues, R&D decreased from 36% to 23% for the second quarter of 2005 compared to the same quarter in 2004, and decreased from 33% to 23% for the six months ended June 30, 2005 compared to the same period in 2004. The decreases are due primarily to the reduction in R&D and the increase in total revenues.

OTHER S&M EXPENSE (S&M). S&M consists of salaries, travel expenses and costs associated with trade shows, advertising and other sales and marketing efforts. S&M for the quarter ended June 30, 2005 decreased $0.4 million, or 22%, to $1.4 million compared to the prior year quarter. For the six months ended June 30, 2005 S&M decreased $1.0 million, or 25%, to $3.0 million. During the quarter ended June 30, 2005, reduced staff and staff-related expense contributed $0.2 million to the decrease, while continued cost reduction efforts led to a decline in various other departmental support costs, which combined for a decrease of an additional $0.3 million from the prior year. For the six months ended June 30, 2005, reduced severance and staff and staff-related expense contributed $0.2 million and $0.4 million, respectively, while continued cost reduction efforts led to a decline in various other departmental support costs, which combined for a decrease of an additional $0.5 million from the prior year. The six-month reductions were partially offset by an increase in commissions of $0.1 million due to the increase in revenues. As a percentage of revenues, S&M decreased from 64% to 42% for the second quarter of 2005 compared to the same quarter in 2004, and decreased from 62% to 41% for the six months ended June 30, 2005 compared to the same period in 2004. The decreases were due to the reduced S&M and the increases in total revenues.

OTHER G&A EXPENSE (G&A). G&A consists of staff, staff-related expenses, office overhead costs, and outside professional legal and accounting fees, of our finance, human resources, legal and other management departments. G&A for the quarter ended June 30, 2005 increased by $0.1 million, or 12%, to $1.2 million. The $0.1 million net increase in G&A for the quarter ended June 30, 2005 relates to the reversal of estimated patent and intellectual property accruals related to our former personal computer business and our former consumer electronics business of $0.4 million in the second quarter of 2004, due to such accruals no longer being required. A corresponding reversal was not recorded in the quarter ended June 30, 2005. Increased legal fees related to the patent legal proceedings added $0.2 million to the increase. These increases were offset by reductions in staff and staff-related expenses of $0.3 million, as a result of staff reduction measures taken in the fourth quarter of 2004 and reductions in certain insurance coverage of $0.1 million, as a result of more favorable pricing becoming available.

For the six months ended June 30, 2005, G&A decreased by $0.5 million, or 17%, to $2.5 million. The $0.5 million net decrease in G&A for the six months ended June 30, 2005 is due to reductions in staff and staff-related expenses of $0.9 million, as a result of past staff reduction measures taken, reductions in certain insurance coverage of $0.1 million, as a result of more favorable pricing becoming available, and $0.1 million reduction in tax advisory services. These reductions were offset by an increase related to the reversal of estimated patent and intellectual property accruals related to our former PC and CE businesses of $0.4 million, which in the second quarter of 2004 was determined to no longer be necessary and was reversed. A corresponding reversal was not recorded in the six months ended June 30, 2005. In addition, increased legal fees related to the patent legal proceedings added $0.3 million to the increase. As a percentage of revenues, G&A was 37% for the second quarters of 2005 and 38% for the second quarter of 2004, and decreased from 46% to 35% for the six months ended June 30, 2005 compared to the same period in 2004 due to the increase in total revenues and the reduced G&A.

INTEREST INCOME (EXPENSE), NET. Net interest expense for the second quarter of 2005 was $0.4 million and for the six months ended June 30, 2005 was $0.8 million, compared to nominal amounts for the same periods in 2004. The increases for the three and six months ended June 30, 2005 are the result of the amortization totaling $0.3 million and $0.6 million, respectively, of original issue discount and deferred financing costs incurred in securing the convertible note financing in October 2004, as well as the coupon interest on the note of $0.1 million and $0.2 million, respectively. The deferred financing costs include the estimated fair value of $0.2 million of the warrant issued to Laurus in May 2005, which is being amortized over the estimated remaining term of the note.

OTHER INCOME, NET. Net other income of $1.3 million for the six months ended June 30, 2005 consists primarily of the mark-to-market non-cash gains related to the financing-related liabilities recorded in connection with the SSF and Laurus financings, compared to $0.8 million for the same period in 2004 in which only the liability recorded in connection with the SSF financing was recorded. The mark-to-market non-cash gains were primarily attributable to a lower stock price as of the respective valuation dates compared to the stock price as of the end of the respective preceding period. Effective in February 2005, as a result of certain amendments with SSF and Laurus, the accounting and reporting requirements of EITF 00-19 no longer apply, and the estimated fair value of the financing-related liabilities after the mark-to-market valuation adjustment as of February 16, 2005 of $1,934 was reclassified to additional paid-in capital.

FOREIGN CURRENCY EFFECTS ON RESULTS OF OPERATIONS. Foreign currency movements for the three and six months ended June 30, 2005 increased revenues by $0.03 million and $0.1 million, respectively, from the same periods in the prior year. Foreign currency movements for the three and six months ended June 30, 2005 increased expenses by $0.05 million and $0.1 million, respectively, from the same periods in the prior year. Increases in revenues and expenses from foreign currency fluctuations are due to the weakness of the U.S. dollar against the Euro, the British pound and the Japanese yen versus the prior year. For the six months ended June 30, 2005, increases in revenues and expenses from foreign currency fluctuations were less compared with such increases from the same period in 2004 due primarily to a strengthening of the U.S. dollar against the Euro beginning in May 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our former consumer electronics business and our former Internet appliance business, the sale of shares of our common stock in a private placement transaction with Special Situations Private Equity Fund, L.P., or SSF, in September 2003 and the issuance of the convertible term note to Laurus Master Fund, Ltd., or Laurus in a private placement transaction in October 2004. As of June 30, 2005 we had approximately $1.2 million in cash and cash equivalents.

Net cash used in operating activities for the six months ending June 30, 2005 was $1.1 million, compared to $5.5 million for same period in 2004. Cash used in operating activities for the first six months of 2005 was primarily the result of our net loss of $1.7 million and unrealized financing-related gains of $1.3 million, offset by non-cash expenses of $1.2 million and other increases in working capital of $0.8 million. Cash used in operating activities for the first six months of 2004 was primarily the result of our net loss of $5.1 million and other changes in working capital of approximately $0.3 million. The reduction in net cash used in operations is primarily the result of the lower net loss.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was less than $0.1 million, and consisted of purchases of furniture and equipment. We have no material commitments for capital expenditures, and we anticipate minimal spending on capital expenditures as our needs in operations, infrastructure and personnel arise.

Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2005 and was received from stock option exercises during the quarter. In the same period in 2004, net cash used in financing activities was $0.1 million, and consisted of net principal payments under the now closed bank line of credit and proceeds from stock option exercises.

LACK OF LIQUIDITY AND AVAILABILITY OF FINANCIAL RESOURCES

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue, which includes the sale of our Axeda DRM system business (discussed below) and may also include the sale of our Supervisor product family business. However, there can be no assurance that we will successfully implement our plan or that we will be able to continue as a going concern. Our plan also requires us to receive additional financing from new or current investors. We do not expect such financing to be available on favorable terms. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALE OF AXEDA DRM SYSTEM ASSETS AND BRIDGE LOAN

On June 29, 2005, we entered into a non-binding letter of intent with JMI to sell our Axeda DRM system business and related assets for a total of $7.0 million in cash plus the assumption of certain operating liabilities. JMI will not be obligated to acquire the Axeda DRM system business unless we and JMI negotiate and execute a definitive agreement in respect of the transaction and any conditions to JMI’s obligations are satisfied, including that JMI is satisfied with the results of its “due diligence” investigations. Under certain circumstances we will be obligated to pay JMI a termination fee of $0.5 million plus expenses if we fail to consummate the transaction with JMI or take certain other actions.

In addition, JMI committed to provide up to a $1.5 million of bridge loan to us, of which $0.6 million was advanced in July 2005. The remaining $0.9 million will be eligible for borrowing upon execution of the definitive agreement. The bridge loan bears interest at the rate of 7% per annum and is secured by the assets of our Axeda DRM system business (including intellectual property assets). Laurus has agreed to subordinate its right to payment of the note we issued to it, and its security interest in those assets, so that JMI holds a senior secured lien therein to the extent of the first $0.6 million of bridge loans that JMI provides to us. To induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal and accrued and unpaid interest owed to Laurus. If bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the Supervisor product family business. We would consider selling the Supervisor product family business if we were offered favorable terms. However, there can be no assurances that a suitable acquirer will be identified and that we could negotiate a favorable price and terms for such transaction.

If sales of both the Axeda DRM system business and the Supervisor product family business are consummated, we would expect to use the proceeds to pay our creditors, including Laurus as described above. To the extent that not all of our obligations to creditors were satisfied, we may elect to file for bankruptcy or be forced to enter bankruptcy.

FINANCING EVENTS AND AMENDMENTS

Laurus

On February 16, 2005, we amended the securities purchase agreement with Laurus such that any liquidated damages that may arise for failure to deliver shares of common stock upon conversion of Laurus’ Note in a timely manner, would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares. We also amended the registration rights agreement with Laurus such that any liquidated damages that may arise for failure to file a registration statement for any shares that may be issued to Laurus in the future, to cause such registration statement to become effective, to maintain the effectiveness of such registration statement or to keep our common stock listed or quoted would be payable in a warrant to purchase unregistered shares of common stock rather than cash and we would be obligated to use our best efforts to subsequently register the underlying shares.

On May 4, 2005, we amended the Note issued to Laurus and several related agreements for the primary purpose of amending some of the due dates for the repayment of principal. Specifically, the principal payments due in May and June 2005, of $0.15 million each, were postponed until September and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share and with a term of five years.

As of August 22, 2005, we are in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay interest due under the Note for May, June July and August 2005, as well as the July and August 2005 principal payments when due. Article IV of the Note defines “Events of Default” as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a “Trading Market”, which does not include the “Pink Sheets”, where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations).

However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

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

OTHER

We maintain an irrevocable, cash-secured, standby letter of credit from a bank for $0.15 million as security for our corporate headquarters lease. The letter of credit expires on August 31, 2005 and provides for automatic one-year renewals, but not beyond August 2007. The letter of credit is secured by a certificate of deposit for $0.15 million from the same bank, and also expires on August 31, 2005. This amount is restricted for withdrawal and is included in prepaid expenses and other current assets in our consolidated balance sheets. The security deposit was reduced in August 2005 as described below.

On July 11, 2005 we entered into a Letter of Intent to sublease 14,711 square feet of space in Foxborough, MA, which is in the same industrial/office complex as our current offices. We are currently finalizing the sublease agreement for this space, or Sublease Agreement, which currently proposes annual rent of $0.1 million, plus operating expenses, for the term of September 1, 2005 to March 31, 2007.

In July,2005 we entered into a Sublease Termination Agreement for our offices in Mansfield, MA under which we will surrender these premises on or before October 1, 2005 or the Termination Date, rather than the current lease termination date of July 2007. This termination agreement provided for no rental liability from July 1, 2005 to the Termination Date. The security deposit of $0.15 million was reduced by $0.1 million upon the signing of the Termination Agreement, and will be reduced by another $25,000 upon a signed lease for alternate space, and the final $25,000 will be returned to us after surrendering the premises and the final inspection. The current annual rent for this office is $0.5 million, including operating expenses.

With the finalizing of the Sublease Agreement for our office in Foxborough, MA, we shall reduce our lease commitments, including rent, utilities and taxes, by $0.6 million over the remaining lease term, compared to the Mansfield, MA lease.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE INTEND TO SELL SUBSTANTIALLY ALL THE ASSETS OF OUR BUSINESS. THERE IS NO ASSURANCE THAT STOCKHOLDERS WOULD RECEIVE ANY OF THE PROCEEDS FROM THE SALE OF OUR ASSETS.

We have entered into a non-binding letter of intent with JMI Equity Fund V, L.P., or JMI, that contemplates that JMI will purchase substantially all of the assets of our Axeda DRM system business, which does not include our Supervisor products family business. We refer to this transaction as the JMI Asset Sale. The assets involved in the JMI Asset Sale, or the Axeda DRM system assets, account for a significant portion of our revenues, which comprised approximately 50% of our total revenues in 2003, 49% in 2004 and 59% in the first six months of 2005. Following completion of the JMI Asset Sale, if it occurs, we will no longer have the revenue stream generated by these assets.

We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the Supervisor product family business. We would consider selling the Supervisor products family business if we were offered favorable terms. However, there can be no assurances that a suitable acquirer will be identified or that we could negotiate a favorable price and terms for such transaction.

Even if we succeed in selling substantially all of our assets, there is no assurance that after the necessary payments to creditors, there would be sufficient funds remaining for distribution to stockholders or that we may not file for or be forced into bankruptcy.

THE TERMS OF OUR DEBT OBLIGATIONS TO JMI SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS.

JMI committed to provide up to a $1.5 million bridge loan to us, of which $0.6 million was advanced in July 2005. To secure the payment of all obligations owed to JMI, we have granted to JMI a security interest in, and lien upon, substantially all of our property and assets (including intellectual property assets), excluding the Supervisor products family business’ assets. The bridge loan becomes due and payable on October 31, 2005, or earlier upon the occurrence of an event of default or termination of the JMI Asset Sale, at which time we may be subject to foreclosure by JMI on substantially all of our assets, excluding the Supervisor products family business’ assets, to the extent necessary to repay any amounts due. Any defaults and resulting foreclosure would have a material adverse effect on our financial condition.

THERE IS NO ASSURANCE THAT THE JMI ASSET SALE WILL BE ENTERED INTO OR COMPLETED.

JMI will not be obligated to complete the JMI Asset Sale unless we and JMI negotiate and execute a definitive agreement in respect of the transaction and any conditions to JMI’s obligations are satisfied, including that JMI is satisfied with the results of its “due diligence” investigations. There can be no assurance that we will enter into definitive agreements relating to the JMI Asset Sale or if such agreements are entered into, that the transaction will be consummated. In addition, if we do enter into definitive agreements with JMI, we expect to have to seek the approval of our stockholders to consummate the proposed transaction. There can be no assurance that we will receive such stockholder approval.

THE FAILURE TO ENTER INTO OR COMPLETE THE JMI ASSET SALE MAY RESULT IN A FURTHER DECLINE IN OUR COMMON STOCK PRICE.

If the JMI Asset Sale is not entered into or completed, our stock price may decline due to any or all of the following potential consequences:

•	We may not be able to dispose of our assets for values equaling or exceeding those currently estimated by us; in particular, the assets that are the subject of the JMI Asset Sale may be substantially diminished in value;

•	We may file for or be forced into bankruptcy;

•	Our costs related to the asset sale, such as legal, accounting and financial advisor fees, must be paid even if the JMI Asset Sale is not completed;

•	Under certain circumstances, we will be obligated to pay a termination fee and expenses to JMI if the JMI Asset Sale is not completed; and

•	We may have difficulty retaining our key remaining personnel.

IF THE JMI ASSET SALE IS NOT ENTERED INTO OR COMPLETED, THERE MAY NOT BE ANY OTHER OFFERS FROM POTENTIAL BUYERS.

If the JMI Asset Sale is not entered into or completed for any reason including lack of stockholder approval, we may seek another strategic transaction, including the sale of all or part of our business. Although we have had such discussions with various parties in the past, none of these parties may now have an interest in a strategic transaction with us or be willing to offer a reasonable purchase price or on favorable terms. If we are unable to seek an alternative buyer, we may not be able to achieve sufficient cash to meet our obligations and we may not be able to continue as a going concern.

FOLLOWING THE JMI ASSET SALE, WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND TO REPAY CREDITORS. IF WE CANNOT OBTAIN THIS CAPITAL, WHEN AND IF NEEDED, WE WILL HAVE TO SIGNIFICANTLY CURTAIL OUR OPERATIONS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY BE JEOPARDIZED.

The net proceeds from the JMI Asset Sale may not be sufficient to repay all our creditors. JMI has advanced to us $0.6 million in form of a secured bridge loan in July 2005. Laurus Master Fund, Ltd., or Laurus, our lender and holder of a senior security interest in our assets, has agreed to subordinate its right to payment of the note we issued to it and its security interest in those assets, so that JMI holds a senior secured lien therein to the extent of the $0.6 million of bridge loans that JMI provided to us. To induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal, plus accrued and unpaid interest. If bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

Even if the JMI Asset Sale is completed, we may require additional capital to fund our operations and repay unsecured creditors. If we require additional capital, we will need to seek external debt or equity financing and/or sell the Supervisor products family business assets following the completion of the JMI Asset Sale. In light of our financial condition, sources of funds or other financing may not be available for us in the future or may not be available in amounts we require to operate our business. Finally, we may be unable to obtain financing on terms acceptable to us. Our failure to obtain capital to finance our working capital needs and pay our obligations to unsecured creditors in adequate amounts and on acceptable terms will negatively impact our business, financial condition and liquidity and we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

IF THE JMI ASSET SALE IS NOT ENTERED INTO OR COMPLETED, WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY OUR OBLIGATIONS TO LAURUS WHEN THEY BECOME DUE.

Because our common stock is currently trading below $0.53 per share, we are not able to use shares of our common stock to repay the principal and interest on the note held by Laurus. In May 2005, we amended the note and several related agreements for the primary purpose of having Laurus postpone our repayment of principal due in May 2005 and June 2005. These principal repayments are payable in September 2007 and October 2007, respectively.

If the JMI Asset Sale is not entered into or completed, we may be required to obtain the funds necessary to repay our obligations to Laurus either through refinancing, the issuance of additional equity or debt securities or the sale of assets. We may be unable to obtain the funds needed to repay obligations from any one or more of these sources on favorable economic terms or at all. We have also granted Laurus a right of first refusal on any debt or equity financings that we complete before October 3, 2005. This may impede our ability to secure additional funding because it may discourage third parties from making an offer that Laurus may match. Therefore, if the JMI Asset Sale is not entered into or completed and we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

IF THE JMI ASSET SALE IS NOT ENTERED INTO OR COMPLETED, THE TERMS OF OUR DEBT OBLIGATIONS TO LAURUS SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS.

To secure the payment of all obligations owed to Laurus, we have granted to Laurus a security interest in, and lien upon, substantially all of our property and assets. Because we are in default under the Laurus obligations, which, under the Note are heightened and accelerated, if the JMI Asset Sale is not entered into or completed, Laurus could subject us to foreclosure on substantially all of our assets to the extent necessary to repay any amounts due. Any defaults and resulting foreclosure would have a material adverse effect on our financial condition.

As of August 22, 2005, we are in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay interest due under the Note for May, June July and August 2005, as well as the July and August 2005 principal payments when due. Article IV of the Note defines “Events of Default” as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a “Trading Market”, which does not include the “Pink Sheets”, where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations).

However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD RESULT IN LOSS OF INVESTORS, LIMITED LIQUIDITY AND CONTRACTUAL PENALTIES.

On July 7, 2005, our common stock was delisted from The Nasdaq SmallCap Market because we failed to achieve a $1.00 minimum bid price by June 30, 2005 as required by the terms of an exception we had previously received that allowed our continuous trading on The Nasdaq SmallCap Market. The quotations for our common stock now appear in the “Pink Sheets.”

There is currently a limited trading market for our common stock on the Pink Sheets. The ability to trade our common stock on the Pink Sheets depends on the presence and investment decisions of willing buyers and sellers. Therefore, the number of investors who are willing to purchase our common stock is limited, the volume of our common stock traded on a daily basis is low, and the liquidity of our common stock is limited. There can be no guarantee that our common stock will be accepted for quotation by any other quotation system, market or exchange. Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such, our stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our stock are factors that have contributed to the depression of the market price per share of our common stock. If our common stock is not listed on any quotation system, market or exchange, we could incur penalties under certain agreements to which we are a party, including under the terms of our agreements relating to the convertible promissory notes and warrants we issued to Laurus on October 5, 2004 which provide for penalties if our stock is not listed for more than three consecutive trading days.

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a net loss of approximately $1.7 million for the six months ended June 30, 2005. To date, we have not achieved operating profitability on an annual basis and have an accumulated deficit of $147.9 million as of June 30, 2005. We have invested significant resources in product development, selling and marketing, services and support, and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, OUR FUTURE SUCCESS DEPENDS UPON THE ACCEPTANCE OF OUR SOLUTIONS.

Our future growth will be driven by sales of our products and related services. If the market for our products fails to grow or grows more slowly than we anticipate, our business will suffer.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Competition in the market for our solutions is emerging and expected to continue to grow stronger. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Our future competitors may have significantly more personnel or greater financial, technical, marketing and other resources than either our current competitors or we do. Also, due to our present financial condition, customers and current and potential partners may decide not to conduct business with us or may reduce or terminate the business they conduct with us. Furthermore, our future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, future competitors may have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could have a material adverse effect on our business.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL ADVANCES.

The process of remotely obtaining and managing information from intelligent devices will likely be characterized by rapid technological change, frequent new product introductions and emerging industry standards. We also expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our products to remain competitive. Our products could become obsolete and unmarketable if we are unable to quickly adapt to new technologies or standards. To be successful, we will need to develop and introduce new products and product enhancements that respond to technological changes, evolving industry standards and other market changes and developments in a timely manner and on a cost-effective basis. We cannot assure you that we will develop new products and product enhancements successfully or that our products will achieve broad market acceptance. Our failure to respond in a timely and cost-effective manner to new and evolving technologies and other market changes and developments could have a material adverse effect on our business.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, THE SALES CYCLE FOR OUR PRODUCTS IS LONG AND MAY BE CYCLICAL AND WE TYPICALLY RELY ON LARGE CONTRACTS FROM RELATIVELY FEW CUSTOMERS, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

Our sales cycle is lengthy and may be subject to business cycles. Our product sales typically involve significant capital investment decisions by prospective customers, as well as a significant amount of time to educate them as to the benefits of our products. As a result, companies spend a substantial amount of time performing internal reviews and obtaining capital expenditure approvals before purchasing our products. It may take up to nine to twelve months or more from the time we first contact a prospective customer before receiving an initial order. The length of our product sales cycle may also depend on a number of additional factors, including but not limited to the following:

•	the complexities of the problems our solutions address;

•	the breadth of the solution required by the customer, including the technical, organizational and geographic scope of the license;

•	the sales channel through which the solution is sold;

•	the economic conditions in the United States and abroad; and

•	any other delays arising from factors beyond our control.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, IT MAY BE DIFFICULT, TIME-CONSUMING AND EXPENSIVE FOR OUR CUSTOMERS TO INTEGRATE OUR SOLUTIONS WITH THEIR PRODUCTS, AND THEY MAY BE UNABLE TO DEPLOY THEIR PRODUCTS SUCCESSFULLY OR OTHERWISE ACHIEVE THE BENEFITS ATTRIBUTABLE TO OUR SOLUTIONS.

Our customers often desire to integrate our solutions with their existing products, computer systems and software programs. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our customers’ products. As a result, some customers may have difficulty or be unable to integrate our products successfully or otherwise achieve the benefits attributable to our products. Delayed or ineffective integration of our solutions may limit our ability to expand our revenues, and may result in customer dissatisfaction, causing harm to our reputation.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, OUR GROWTH WILL BE LIMITED IF WE ARE UNABLE TO EXPAND OUR INDIRECT DISTRIBUTION SALES CHANNELS.

We currently have relationships with only a limited number of indirect distribution channels, consisting of relationships with independent software vendors, software distributors and system integrators. Nevertheless, we have derived, and, to the extent that we retain assets, we anticipate that we will continue to derive, a significant portion of our revenues from these relationships.

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

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, INCREASED SALES THROUGH INDIRECT CHANNELS MAY ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we may receive when selling through indirect channels.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, WE MAY DEPEND ON OUR STRATEGIC PARTNERS AND OTHER THIRD PARTIES FOR SALES AND IMPLEMENTATION OF OUR PRODUCTS. IF WE FAIL TO DERIVE BENEFITS FROM OUR EXISTING AND FUTURE STRATEGIC RELATIONSHIPS, OUR BUSINESS WILL SUFFER.

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

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, OUR BUSINESS MODEL DEPENDS UPON LICENSING OUR INTELLECTUAL PROPERTY, AND IF WE FAIL OR ARE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

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

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND REDUCED SALES BECAUSE OF DEFECTS IN OUR PRODUCTS.

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

•	delay or loss of revenues;

•	customers could cancel a contract due to defects;

•	diversion of development resources;

•	increased product development costs;

•	damage to our reputation;

•	delay or diminished market acceptance of our products;

•	increased service and warranty costs;

•	increased litigation costs.

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

Beginning in the second quarter of 2002, we initiated a series of steps designed to consolidate and streamline our operations, and decrease our operating losses and corresponding use of cash, including reducing our number of global offices by more than 50%, reducing staffing levels by 53% by eliminating or not replacing 111 employees, engaging partners to provide us with variable staffing capabilities to meet peak demand periods and by closely monitoring our infrastructure costs. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to have a negative effect on our business and operations. The extent and ramifications of these measures will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. We continue to evaluate our cost structure, and continue to take additional measures to reduce expenses. We recorded charges of $1.4 million in 2004 to reduce staffing levels and to continue to consolidate our operations.

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

In June 2004, we filed a complaint in U.S. Federal District Court in Massachusetts against Questra Corporation, one of our competitors, for patent infringement. In November 2004, Questra filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California seeking injunctive relief and unspecified monetary damages. Our defenses against the suit brought by Questra may be unsuccessful. At this time, we cannot reasonably estimate the possible range of any loss or damages resulting from this suit due to uncertainty regarding the ultimate outcome. We expect that the Questra litigation will result in future legal and other costs to us, regardless of the outcome, which could be substantial.

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

We may also be liable to some of our former customers for damages that they incur in connection with intellectual property claims. Some of our license agreements with former customers contain warranties of non-infringement and/or commitments to indemnify our former customers against liability arising from infringement of third-party intellectual property, which may include third-party intellectual property such as the patents held by members of MPEG LA, DVD6C, 3C and others. These commitments may require us to indemnify or pay damages to our former customers for all or a portion of any license fees or other damages, including attorneys’ fees that they are required to pay or agree to pay to these or other third parties. We have received notices of up to an aggregate of $6.5 million asserting rights under the indemnification provisions and warranty provisions of our license agreements from several of our former digital media products customers. We may be required to pay substantial damages with respect to such indemnification assertions, which could have a material adverse effect on our business, financial condition or results of operations.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS SUCH AS LEGAL UNCERTAINTY, TARIFFS AND TRADE BARRIERS AND POLITICAL AND ECONOMIC INSTABILITY.

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including France, Switzerland, Japan, Germany, the Netherlands and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France. For the quarter ended June 30, 2005 we derived approximately 42% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

Our geographic diversity requires significant management attention and financial resources in order to develop our international sales, support and distribution channels. We may not be able to maintain international market demand for our products. Our business could be adversely impacted if we are unable to successfully launch our products internationally.

Additional risks related to selling and operating in foreign countries include, among others:

•	legal uncertainty regarding liability;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	reduced protection for intellectual property rights in some countries;

•	differing labor regulations;

•	tariffs, trade barriers and other regulatory barriers;

•	problems in collecting accounts receivable;

•	political and economic instability;

•	changes in diplomatic and trade relationships;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	complexity and unexpected changes in local laws and regulations;

•	greater difficulty in staffing and managing foreign operations; and

•	increased financial, accounting, and reporting burdens and complexities.

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade, or OCS, in the aggregate amount of $1.8 million to fund the development of our Axeda Supervisor product. As of June 30, 2005 we have paid royalties to the OCS in the aggregate amount of $1.6 million. As of June 30, 2005, the remaining $0.2 million of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1.2 million and royalties in the aggregate amount of $0.6 million have been repaid. As of June 30, 2005, $0.3 million is accrued in other current liabilities. We are obligated to pay royalties of 4.0% of revenues derived from sales of products that result from grants received through the Marketing Fund, up to a maximum of the total amount of the grants received.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

Assuming the exercise of all stock options exercisable by them within 60 days of June 30, 2005, our officers and directors would have, in the aggregate, beneficially owned approximately 5.7 million shares, or approximately 17%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE INTERNET-RELATED PRODUCTS AND SERVICES MARKET.

Our products communicate through public and private networks over the Internet. The success of our products may depend, in part, on our ability to continue developing products that are compatible with the Internet. Critical issues concerning the commercial use of the Internet, including security, privacy, demand, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of our products. If these critical issues are not favorably resolved, our business, financial condition or results of operations could be adversely affected.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell such products in North America, Asia and various countries in Europe. We collect a portion of our revenues and pay a portion of our operating expenses in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Currently, we do not use derivative instruments to hedge our foreign exchange risk, although we may do so in the future. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required. We are exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Note held by Laurus, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” We do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate on the Note held by Laurus, which accrues at the prime rate plus 2% per year, were to increase by 1% per year, we would incur additional interest expense of approximately $41,000 in 2005.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

SECURITIES CLASS ACTION

Between February and April 2000, eleven class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania. On May 25, 2000, the cases were consolidated under Civil Action No. 00-CV-1014, and entitled “In re RAVISENT Technologies, Inc. Securities Litigation.” Pursuant to the Court’s consolidation order, a consolidated and amended class action complaint was filed on June 14, 2000 with an alleged class period of July 15, 1999 through April 27, 2000. This complaint alleges violations of the federal securities laws, specifically Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On July 3, 2000, we and the other defendants filed a motion to dismiss the consolidated and amended class action complaint. On July 13, 2004, the Court denied the motion. On approximately September 23, 2004, the parties to the class action reached an agreement in principle to settle the class action for $7 million. On September 24, 2004, the defendants filed a stipulation with the Court, suspending motion and discovery deadlines pending negotiation of the settlement documents. On December 15, 2004, the parties filed with the Court a Stipulation and Agreement of Settlement to settle the class action for $7 million. The Court issued a Preliminary Approval Order on December 21, 2004. A fairness hearing was held on April 6, 2005. On April 18, 2005, the Court issued its Order and Final Judgment approving the settlement. Our directors’ and officers’ liability insurance carriers paid the full amount of the cash settlement.

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

Our board of directors approved a settlement agreement and related agreements which set forth the terms of a settlement among us, our officers and directors, the plaintiff class, the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with these companies. Among other provisions, the settlement agreement provides for a release of us and our officers and directors for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation we have to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The presiding judge ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties without barring the parties from pursuing other claims.

The issuers and the plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants who are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the Court’s opinion, or that the Court will grant final approval to the settlement to the extent the parties reach agreement.

If the settlement agreement currently before the Court, as revised in accordance with the preliminary approval order, is accepted by the Court, then we anticipate that any potential financial obligation we may have to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

QUESTRA

On June 30, 2004, we announced that we were awarded a patent by the United States Patent and Trademark Office for a key element of our Firewall-Friendly method of communication over the Internet. Our U.S. patent (No. 6,757,714) is titled “Reporting The State Of An Apparatus To A Remote Computer.” The patent protects one of our inventions relating to enabling remote “devices” — machines, appliances, instruments, and computers — to securely communicate their health and status to enterprise computer systems. On June 30, 2004, we filed a complaint in the United States District Court for the District of Massachusetts against Questra Corporation, one of our competitors, for infringement of this patent. On November 9, 2004, Questra filed an answer to our complaint, without filing a substantive counterclaim. There have been no substantive motions or rulings to date in the case, which remains pending. Discovery is ongoing. The case has not yet been scheduled for trial, however, a final pre-trial conference has been set for August 1, 2006.

On November 10, 2004, Questra filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California charging us with infringement of U.S. Patent No. 6,377,162 and seeking injunctive relief and unspecified monetary damages. There have been no substantive motions or rulings to date in the case, which remains pending. Discovery is ongoing. The case has been scheduled for trial on October 16, 2006.

We believe that such lawsuit and claims are without merit and that we have meritorious defenses to the actions. We are unable to predict the outcome of this matter or reasonably estimate an amount of loss given its current status.

OTHER

From time to time, we have received notices of claims of infringement of other parties’ proprietary rights and other claims in the ordinary course of our business. See “Factors That May Affect Future Results - Risk Factors - We have received notices of claims related to our PC products (or digital media products) regarding the alleged infringement of third parties’ intellectual property rights that may cause us to pay damages.”

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share in consideration for postponing the payment of some principal payments on Laurus’ Note. The warrant is exercisable for a term of five years. We issued the warrant in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the warrant, the offering and sale were made to one entity and we restricted transfer of the warrant in accordance with the requirements of the Securities Act. The recipient of the warrant represented its intention to acquire the warrant for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments issued in such transaction.

Item 3: Defaults Upon Senior Securities

As of August 22, 2005, we are in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay interest due under the Note for May, June July and August 2005, as well as the July and August 2005 principal payments when due. Article IV of the Note defines “Events of Default” as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a “Trading Market”, which does not include the “Pink Sheets”, where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations).

However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

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

August 22, 2005

Axeda Systems Inc.

/s/ Robert M. Russell Jr.
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):

EXHIBITS

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002. (2)

4.1	Agreement, dated as of May 4, 2005, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (3)

4.2	Common Stock Purchase Warrant, dated as of May 4, 2005, issued by Axeda Systems Inc. to Laurus Master Fund, Ltd. (3)

10.1	Letter of Intent dated June 29, 2005 between Axeda Systems, Inc. and JMI Equity Fund V, L.P. (4)

10.2	Senior Secured Bridge Note Purchase Agreement dated as of July 8, 2005 by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc., JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P. (4)

10.3	Security Agreement dated as of July 8, 2005 by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc. JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. (4)

10.4	Subsidiary Guaranty dated July 8, 2005 granted by Axeda Systems Operating Company, Inc. in favor of JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. (4)

10.5	Grant of Security Interest in Patents and Trademarks dated as of July 8, 2005 made by Axeda Systems Inc., Axeda Systems Operating Company, Inc. and Axeda IP, Inc. to JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P. (4)

10.6	Amendment No. 1 to Security Agreement entered into and effective as of July 13, 2005 by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P. (4)

10.7	Amendment No. 1 to Subsidiary Guaranty entered into and effective as of July 13, 2005 by and among Axeda Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P. (4)

10.8	Subordination Agreement dated as of July 8, 2005 by and among Axeda Systems Inc., JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. and Laurus Master Fund, Ltd. (4)

10.9	Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus Master Fund, Ltd. (5)

31.1	Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 13, 2005.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, dated February 25, 2002, as filed with the Securities and Exchange Commission on February 27, 2002.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated May 2, 2005, as filed with the Securities and Exchange Commission on May 6,, 2005.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K dated July 8, 2005, as filed with the Securities and Exchange Commission on July 14, 2005.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K/A dated July 8, 2005, as filed with the Securities and Exchange Commission on July 18, 2005