Form 10-Q
period 2005-09-30
AXEDA SYSTEMS INC
filed 2005-11-21
CIK 1052593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

                                 25 Forbes Blvd.
                         Foxborough, Massachusetts 02035
                           ---------------------------
                    (Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes No X
                           ---------------------------

On November 18, 2005, 32,920,984 shares of the registrant's Common Stock, $0.001 par value, were outstanding.

                               AXEDA SYSTEMS INC.
                                    FORM 10-Q
                        Quarter Ended September 30, 2005

                                Table of Contents

                                                                                                             Page
                                                                                                             ----
                 PART I - FINANCIAL INFORMATION

Item 1           Financial Statements (unaudited)

                 Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004                    2

                 Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004  3

                 Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004   4

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004   5

                 Notes to the Consolidated Financial Statements                                                6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations         17


Item 3           Quantitative and Qualitative Disclosures About Market Risk                                    36

Item 4           Controls and Procedures                                                                       36

                 PART II - OTHER INFORMATION

Item 1           Legal Proceedings                                                                             37

Item 2           Unregistered Sales of Equity Securities  and Use of Proceeds                                  39

Item 3           Defaults Upon Senior Securities                                                               39

Item 4           Submission of Matters to a Vote of Security Holders                                           39

Item 5           Other Information                                                                             39

Item 6           Exhibits                                                                                      39

                 Signatures                                                                                    40

                 Exhibit Index                                                                                 41

                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1


PART 1 FINANCIAL INFORMATION
Item 1: Financial Statements (unaudited)
                               AXEDA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                    September 30,    December 31,
                                                                                        2005             2004
                                                                                        ----             ----
ASSETS
Current assets:

   Cash and cash equivalents                                                            $1,484        $   2,429
   Accounts receivable, net of allowance for bad debts of $79 at September 30,
    2005, and $88 at December 31, 2004                                                   3,727            4,108
   Prepaid expenses and other current assets                                             1,166              714
                                                                                         -----              ---
     Total current assets                                                                6,377            7,251

   Furniture and equipment, net of accumulated allowances for depreciation of
    $1,327 at September 30, 2005, and $1,524 at December 31, 2004                          584            1,308
   Goodwill                                                                              3,640            3,640
   Identified intangible assets, net                                                       593              949
   Other assets                                                                            313              946
                                                                                           ---              ---
     Total assets                                                                     $ 11,507        $  14,094
                                                                                      ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Bridge loans                                                                         $1,500                -
   Note payable, net of debt discounts of $1,385 at September 30, 2005 and $907
     at December 31, 2004                                                                3,090              293
   Accounts payable                                                                      1,412            1,436
   Accrued expenses                                                                      3,170            3,923
   Income taxes payable                                                                    938              780
   Deferred revenue                                                                      1,708            1,521
                                                                                         -----            -----
     Total current liabilities                                                          11,818            7,953

Non-current liabilities:
   Note payable, net of current portion and debt discount of $- at
     September 30, 2005 and  $1,248 at December 31, 2004                                     -            2,052
   Other non-current liabilities                                                            47              103
   Financing-related liabilities                                                             -            3,243
                                                                                             -            -----
     Total liabilities                                                                  11,865           13,351
                                                                                        ------           ------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value; 5,000,000 shares authorized in 2005 and
     2004, none issued or outstanding                                                        -                -
   Common stock, $0.001 par value; 100,000,000 shares authorized in 2005 and
    50,000,000 shares authorized in 2004; 33,512,938 shares issued in 2005 and
    33,173,288 shares  issued in 2004                                                       33               33
   Additional paid-in capital                                                          150,301          148,027
   Deferred stock compensation                                                            (90)             (90)
   Accumulated deficit                                                               (149,471)        (146,179)
   Accumulated other comprehensive income                                                  249              332
   Treasury stock at cost, 603,800 shares in 2005 and 2004                             (1,380)          (1,380)
                                                                                       -------          -------
     Total stockholders' equity (deficit)                                                (358)              743
                                                                                          ---               ---

     Total liabilities and stockholders' equity (deficit)                             $ 11,507         $ 14,094
                                                                                      ========         ========

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                                      2005            2004
                                                              ------------    ------------
Revenues:
  License .................................................   $      1,860    $      1,700
  Services and maintenance ................................          1,514           1,021
  Hardware ................................................              1              17
                                                              ------------    ------------

    Total revenues ........................................          3,375           2,738
                                                              ------------    ------------

Cost of revenues:
  License .................................................             99             104
  Services and maintenance ................................            598             730
  Software amortization ...................................            112             112
                                                              ------------    ------------

    Total cost of revenues ................................            809             946
                                                              ------------    ------------

    Gross profit ..........................................          2,566           1,792
                                                              ------------    ------------

Research and development (R&D) ............................            678             944
Sales and marketing (S&M) .................................          1,112           1,760
General and administrative (G&A) ..........................          1,371           1,338
Depreciation and amortization .............................            425             322
                                                              ------------    ------------

    Total operating costs .................................          3,586           4,364
                                                              ------------    ------------

    Operating loss ........................................         (1,020)         (2,572)

Interest income (expense), net ............................           (493)             (5)
Other income (expense), net ...............................             55           1,241
                                                              ------------    ------------

Loss before income taxes ..................................         (1,458)         (1,336)
     Provision for income taxes ...........................             50              16
                                                              ------------    ------------
Net loss ..................................................   $     (1,508)   $     (1,352)
                                                              ============    ============

Basic and diluted net loss per weighted average
 common share outstanding .................................   $      (0.05)   $      (0.04)
                                                              ============    ============
Weighted average number of common shares outstanding
 used in calculation of basic and diluted net loss
 per common share .........................................     32,912,288      32,511,455
                                                              ============    ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                      2005            2004
                                                              ------------    ------------
Revenues:
  License .................................................   $      6,136    $      5,611
  Services and maintenance ................................          4,528           3,454
  Hardware ................................................              9             103
                                                              ------------    ------------

    Total revenues ........................................         10,673           9,168
                                                              ------------    ------------

Cost of revenues:
  License .................................................            297             534
  Services and maintenance ................................          2,080           2,703
  Software amortization ...................................            336             336
                                                              ------------    ------------

    Total cost of revenues ................................          2,713           3,573
                                                              ------------    ------------

    Gross profit ..........................................          7,960           5,595
                                                              ------------    ------------

Research and development (R&D) ............................          2,364           3,068
Sales and marketing (S&M) .................................          4,104           5,775
General and administrative (G&A) ..........................          3,906           4,382
Depreciation and amortization .............................            807             840
                                                              ------------    ------------

    Total operating costs .................................         11,181          14,065
                                                              ------------    ------------

    Operating loss ........................................         (3,221)         (8,470)

Interest income (expense), net ............................         (1,286)            (35)
Other income (expense), net ...............................          1,373           2,136
                                                              ------------    ------------

Loss before income taxes ..................................         (3,134)         (6,369)
     Provision for income taxes ...........................            158              46
                                                              ------------    ------------
Net loss ..................................................   $     (3,292)   $     (6,415)
                                                              ============    ============

Basic and diluted net loss per weighted average
  common share outstanding ................................   $      (0.10)   $      (0.20)
                                                              ============    ============
Weighted average number of common shares outstanding
  used in calculation of basic and diluted net loss
  per common share ........................................     32,862,995      32,465,580
                                                                ============    ============

        See accompanying notes to the consolidated financial statements.

                               AXEDA SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                     2005       2004
                                                                                  -------    -------

Cash flows from operating activities:
  Net loss ....................................................................   $(3,292)   $(6,415)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization ...............................................     1,143      1,176
  Unrealized gains on financing-related liabilities ...........................    (1,310)    (2,024)
  Gain on disposal of assets ..................................................      --         (110)
  Non-cash interest expense ...................................................       822       --
  Non-cash settlement .........................................................      --         (720)

  Non-cash compensation .......................................................      --          113
  Provision for doubtful accounts (net of recoveries) .........................        (9)         4
Changes in items affecting operations:
  Accounts receivable .........................................................       390        540
  Prepaid expenses and other current assets ...................................        82       (296)
  Other assets ................................................................       310         61
  Accounts payable ............................................................       (24)       226
  Accrued expenses and non-current liabilities ................................      (772)      (303)
  Income taxes payable ........................................................       158        (92)
  Deferred revenue ............................................................       187         (8)
                                                                                  -------    -------

    Net cash used in operating activities .....................................    (2,315)    (7,848)
                                                                                  -------    -------

Cash flows from investing activities:
  Capital expenditures ........................................................       (79)      (148)
                                                                                  -------    -------
    Net cash used in investing activities .....................................       (79)      (148)
                                                                                  -------    -------

Cash flows from financing activities:
   Proceeds from issuance of bridge loans .....................................     1,500       --
   Net proceeds from exercise of stock options ................................        14         52
  Net repayments under bank line of credit ....................................      --         (287)
  Net repayments of other non-current liabilities .............................      --          (27)
                                                                                  -------    -------
    Net cash provided by (used in) financing activities .......................     1,514       (262)
                                                                                  -------    -------

Effect of exchange rate changes on cash and cash equivalents ..................       (65)        10
                                                                                  -------    -------

      Net decrease in cash and cash equivalents ...............................      (945)    (8,248)

Cash and cash equivalents:
  Beginning of period .........................................................     2,429      9,617
                                                                                  -------    -------
  End of period ...............................................................   $ 1,484    $ 1,369
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

          In December 2001 we purchased all of the outstanding capital stock of eMation, Ltd., or eMation, a private company organized under the laws of the State of Israel and headquartered near Boston, Massachusetts. Since 2003, our revenues have been substantially generated from selling DRM products and services, or DRM business.

          The DRM business, with revenues primarily in the United States, Germany and Japan is our flagship product. We complement our DRM products with professional services, training, and support offerings. We leverage our mix of experience in embedded systems, enterprise software, and the Internet to solve difficult problems with practical solutions.

          We also separately sell, mainly in Europe, various software products that support our Industrial Technology for Automation business (ITA business) comprised of Axeda ITA, Axeda@aGlance/IT, Axeda Web@aGlance and Axeda FactorySoft OPC.

     b) Going-Concern Exception in the Report of our Independent Registered Public Accounting Firm Contained in our Annual Report for the Year Ended December 31, 2004

          We have sustained significant losses from operations and negative cash flows from operations since inception. For the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003, the operating losses sustained were $3,221, $9,590 and $14,978, respectively.

          The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2004 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

          Since July 1, 2005, we have been in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay when due interest under the Note for June, July, August and September 2005, as well as the July, August and September 2005 principal payments. Article IV of the Note defines "Events of Default" as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a "Trading Market", which does not include the "Pink Sheets", where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

          In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2-
          Management's Discussion and Analysis of Financial Condition and Results of Operations). However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

          Management has developed and begun to implement a plan to address this issue, which includes the sale of our DRM business. That plan also includes efforts, which thus far have been been unsuccesful, to find a buyer for, or to engage in strategic partnerships involving the ITA business. There can be no assurance that we will successfully implement our plan, or that we will be able to continue as a going concern. If we continue to own the DRM businessand/or if we continue to be unsuccessful in ofur efforts to find a buyer or strategic partner for our ITA business, we will need to receive additional financing from new or current investors and potential strategic partners. Such financing may not be available on favorable terms, if it is available at all. In the absence of finding such additional financing and/or strategic partners, it is likely that we will have to commence proceedings under the Bankruptcy Code. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


     c) Sale of DRM Business and Assets Sale to ASOC Acquisition Corp.

          Effective September 1, 2005 we entered into a definitive asset purchase agreement to sell, subject to Shareholder approval, our DRM business and related assets to ASOC Acquisition Corp., a new corporation formed and owned by JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P., or JMI, for $7,000 plus the assumption of certain liabilities related to the DRM business.

          The DRM business to be sold includes our Axeda DRM software systems designed to remotely monitor, manage and service intelligent devices deployed at end-user sites. The DRM business includes Axeda Agent software, an Axeda Enterprise server and Axeda Applications and related products and services. The assets include customer and partner agreements, intellectual property, and certain furniture and equipment used in the DRM business. The DRM business revenues have been derived principally from sales to customers located in the United States, Japan and Europe.

          The DRM business to be sold does not include the assets that are employed in connection with the production, distribution and sale of the Industrial Technology for Automation products, or ITA business, that are marketed, primarily in Europe, as the "Axeda Supervisor" or "Wizcon" product family.

          The DRM business does not constitute a separate legal entity. The DRM business is conducted primarily by our operating subsidiary corporation in the United States, Axeda Systems Operating Company, Inc., but also includes most of the business activities of our subsidiaries in Japan and Germany, and also a small part of the activity of our subsidiary in France. Since the Sale of the DRM business has not been approved by the stockholders, and their vote on the DRM Asset Sale is not scheduled until December 2, 2005, the DRM business is not shown as discontinued operations because Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," requires approval by the highest level of management required for approval of the sale, which is the stockholders, in order to utilize discontinued operations accounting. However, the Definitive Proxy Statement-Amendment 1 filed with the SEC on October 31, 2005, which is incorporated herein by reference in its entirety, includes pro forma financial information indicating the impact of the DRM Asset sale on our financial position and operations (Annex C to the Definitive Proxy Statement), and DRM business historical balance sheets and statements of operations (Annex D to the Definitive Proxy Statement).

          In connection with the transaction, JMI has provided $1,500 of bridge loans, $600 of which was advanced to us in July 2005, and the remaining $900 was advanced to us in September 2005 following signing of the definitive documents. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business.

          We anticipate that the $7,000 of proceeds we will receive upon closing of the Asset Purchase Agreement will be reduced by the $1,530 principal and accrued interest on our borrowings from JMI (See Note
          6). In addition, we expect to use a portion of the remaining net proceeds to pay:

               o the combined balance of $4,725, as of November 30, 2005, of principal and accrued interest that we owe to Laurus, and
               o    anticipated transaction costs of $550, and
               o    working capital requirements of $195..

     d) Use of Estimates

          The preparation of the accompanying Balance Sheet and Statement of Operations requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the reasonableness of our estimates, including those related to bad debts, intangible assets, income taxes, warranty obligations, purchase commitments and contingencies. These estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     e) Basis of Presentation

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

          In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Form 10-K for the year ended December 31, 2004 filed with the SEC, which is incorporated herein by reference in its' entirety. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2005.

          If our stockholders approve the sale of the DRM business at our December 2, 2005 special meeting of stockholders, the DRM business revenue, costs and expenses will be eliminated from our consolidated statement of operations, as will the DRM assets that will be sold and liabilities that will be assumed. The Definitive Proxy Statement filed with the SEC on October 31, 2005, which is incorporated herein by reference in its' entirety, includes Pro-forma Financial Statement indicating the impact of the DRM Asset sale on our financial statements (Annex C), and DRM business historical Balance Sheets and Income Statements (Annex D).

     f) Revenue Recognition

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

     g) Financial Instruments

          Our financial instruments principally consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable. Cash and cash equivalents, accounts receivable, accounts payable, and the bridge loans and note payable are carried at cost, which approximates fair value.

     h) Computation of Earnings Per Share

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

          (i) September 30, 2005

               Options to purchase 6,224,848 shares of common stock with a weighted-average exercise price of $1.13 per share were outstanding as of September 30, 2005, but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,693,413 options that were vested, with a weighted average exercise price of $1.39 per share, of which 1,016,000 were vested and in the money, with a weighted average exercise price of $0.01 per share. The options have various expiration dates during the next ten years.

               Warrants to purchase 6,570,344 shares of common stock with a weighted-average exercise price of $1.01 per share were vested and outstanding as of September 30, 2005, but were not included in the calculation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money as of September 30, 2005. The outstanding warrants have various expiration dates during the next five years.

               In addition, 9,323,752 shares issuable upon conversion of debt to common stock were excluded from the computation of diluted EPS because the effects of assumed conversion would have an anti-dilutive effect on EPS.

          (ii) September 30, 2004

               Options to purchase 5,609,100 shares of common stock with a weighted-average exercise price of $1.42 per share were outstanding as of September 30, 2004 but were not included in the computation of diluted EPS because the effects of assumed exercise would have an anti-dilutive effect on EPS. The outstanding options include 3,601,937 options that are vested, with a weighted average exercise price of $1.48 per share, of which 1,392,461 were vested and in the money, with a weighted average exercise price of $0.10 per share. The options have various expiration dates during the next ten years.

               Warrants to purchase 2,696,219 shares of common stock with a weighted-average exercise price of $1.96 per share were vested and outstanding as of September 30, 2004, but were not included in the calculation of diluted EPS because the effects of assumed conversion or exercise would have an anti-dilutive effect on EPS. No outstanding warrants were vested and in the money. The warrants have various expiration dates during the next five years. The outstanding warrants include 2,459,050 warrants whose exercise price was lowered from $1.71 per share to $1.69 per share as a result of and effective upon the closing of our Laurus financing in October 2004. In addition, in December 2004 the exercise price of these warrants was reduced from $1.69 per share to $1.35 per share in accordance with the terms of the warrants and with shareholder approval.

     k) Stock-based Compensation

          SFAS No. 123, "Accounting for Stock-based Compensation," or SFAS 123, and SFAS 148 "Accounting for Stock Based Compensation - Transition and Disclosure provides companies the alternative to adopt the fair value method for expense recognition of employee stock options and stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, with pro forma disclosures of results of operations as if the fair value method had been applied.

          We account for our stock-based employee compensation plan under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                              Three Months Ended     Nine Months Ended
                                                              ------------------     -----------------
                                                                 September 30,          September 30,
                                                                 -------------          -------------
                                                                2005       2004       2005       2004
                                                          ----------    -------    -------    -------
Net loss, as reported .................................   $   (1,508)   $(1,352)   $(3,292)   $(6,415)
Add:  Stock-based employee compensation
 included in reported net loss ........................         --            9       --          113
Deduct: Stock-based employee compensation
 expense determined under fair value based
 method for all awards ................................         (221)      (277)      (652)      (986)
                                                          ----------    -------    -------    -------
Pro forma net loss ....................................   $   (1,729)   $(1,620)   $(3,944)   $(7,288)
                                                          ==========    =======    =======    =======
Net  loss  per  common  share  -  basic  and
 diluted:
     As reported ......................................   $    (0.05)   $ (0.04)   $ (0.10)   $ (0.20)
                                                          ==========    =======    =======    =======
     Pro forma ........................................   $    (0.05)   $ (0.05)   $ (0.12)   $ (0.22)
                                                          ==========    =======    =======    =======

          We used the following assumptions to determine the fair value of stock options granted using the Black-Scholes option pricing model for the three and nine months ended September 30, 2005 and 2004:

                                                 2005             2004
                                                 ----             ----
        Dividend yield                             0%               0%
        Expected volatility                      122%           86% - 112%
        Average expected option life          4 years            4 years
        Risk-free interest rate                 3.92%         1.17% - 2.16%

     l) Recent Accounting Pronouncements

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

     m) Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2) Acquired Intangible Assets

Acquired intangible assets that are subject to amortization consist of the following:

                       Gross Carrying Amount
                       ---------------------       Accumulated Amortization
                       September 30 2005 and      -----------------------
                         December 31,            September 30,   December 31,
                               2004                   2005             2004
                         -----------------       -------------     ------------
Developed technology         $  210               $  210              $  210
Core technology               1,840                1,281                 944
Customer base                   110                   76                  57
                                ---                   --                  --
     Total                  $ 2,160              $ 1,567            $  1,211
                            =======              ========           ========

     Aggregate amortization expense was $119 for each of the three months ended September 30, 2005 and 2004, and $356 and $356 for the nine months ended September 30, 2005 and 2004, respectively.

3) Accrued Expenses

     Accrued expenses consist of the following:

                                                   September 30,   December 31,
                                                            2005           2004
                                                            ----           ----
      Legal and professional fees                          $ 381          $ 319
      Payroll and related costs                              899          1,065
      Royalties to Israeli government agencies               586            734
      Sales, excise and other taxes                          534            480
      Severance                                              127            520
      Unutilized leased facilities                            11            302
      Other                                                  632            503
                                                             ---            ---
                    Total accrued expenses                $3,170         $3,923
                                                          ======         ======

4) Income Tax Expense

     Income tax expense consists of current provisions for estimated foreign income taxes of $50 and $158 for the three and nine months ended September 30, 2005, respectively, and $16 and $46 for the three and nine months ended September 30, 2004, respectively.

5) Financing-related Liabilities

     The Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," or EITF 00-19, which addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer.

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


                                               February 16, 2005         February 16, 2005          September 30, 2004
                                               -----------------         -----------------          ------------------
                                                    Laurus                      SSF                        SSF
                                                    ------                      ---                        ---
          Current market price/share                 $0.53                     $0.53                      $0.45
          Exercise price/share                       $0.53                     $1.35                      $1.71
          Dividend yield                              0%                        0%                          0%
          Expected volatility                        107%                      107%                        108%
          Expected life                           4.62 years                 3.6 years                  3.98 years
          Risk-free interest rate                    3.77%                     3.69%                      3.17%

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

     c) Default Under Laurus Note and July 8, 2005 Letter Agreement with Laurus

          To induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, in July 2005 we entered into a letter agreement with Laurus in which we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal and accrued and unpaid interest owed to Laurus. If bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

          Because failure to pay principal when due is an event of default under the terms of the Note payable to Laurus and we have not paid the principal payments for July through October 2005, we are in default under the Laurus Note. As a result, the unpaid loan principal balance of $4,475 is now reflected in our consolidated balance sheet as a current liability as of September 30, 2005, net of debt discounts of $1,385.

6) Bridge Loans

     In July and September 2005 we received an aggregate of $1,500 of bridge loans from JMI. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business. As of September 30, 2005 interest due and accrued under the bridge loans is $13. Pursuant to the terms of a subordination agreement which Laurus has entered into with JMI and us, Laurus has agreed to subordinate its right to payment of the note we issued to it, and its security interest in those assets, so that JMI holds a senior secured lien therein to the extent of the first $600 of bridge loans that JMI provides to us. With respect to the $900 balance of the bridge loans, JMI's security interest in the assets of our DRM business will be pari passu with the security interest held by Laurus in the same assets. The bridge loans are expected be repaid at the closing of the sale of our DRM business to ASOC Acquisition Corp. in December 2005 (See Note 1c).

7) Commitments and Contingencies

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

     Questra Patent Infringement Litigation

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

     On September 14, 2005 we reached an agreement with Questra to settle all pending patent litigation between Axeda and Questra. Under the terms of the confidential settlement, the parties have agreed, among other things, to cross-license the patents that were involved in the litigation and to dismiss the pending claims with prejudice. The parties have also agreed to a two-year covenant prohibiting the companies from filing against each other any additional patent infringement suits. The parties have agreed to keep the terms of the settlement confidential except to the extent disclosure is required by the securities laws of the United States or any other applicable jurisdiction.

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

     Our board of directors approved a settlement agreement and related agreements which set forth the terms of a settlement among us, our officers and directors, the plaintiff class, the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with these companies. Among other provisions, the settlement agreement provides for a release of us and our officers and directors for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation we have to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $3,400.

     On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made and the issuers and the plaintiffs have submitted to the Court a revised settlement agreement for approval. There is no assurance that the Court will grant final approval to the settlement.

     If the settlement agreement currently before the Court, as revised in accordance with the preliminary approval order, is accepted by the Court, then we anticipate that any potential financial obligation we may have to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

8) Segment and Major Customer Information

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

                              Three Months Ended     Nine Months Ended
                              ------------------     -----------------
                                  September 30,        September 30,
                                  -------------        -------------
                                  2005      2004      2005      2004
                               -------   -------   -------   -------
   Revenues:
      DRM ..................   $ 3,374   $ 2,721   $10,664   $ 9,065
      Other ................         1        17         9       103
                               -------   -------   -------   -------
        Total ..............   $ 3,375   $ 2,738   $10,673   $ 9,168
                               =======   =======   =======   =======
   Gross profit:
      DRM ..................   $ 2,565   $ 1,775   $ 7,951   $ 5,492
      Other ................         1        17         9       103
                               -------   -------   -------   -------
        Total ..............   $ 2,566   $ 1,792   $ 7,960   $ 5,595
                               =======   =======   =======   =======

     Customer Concentration

     Three customers accounted for 30%, or $1,022, and 36%, or $1,036, of revenues for the quarters ended September 30, 2005 and 2004, respectively. Three customers accounted for 19%, or $2,059, and 20%, or $1,821, of revenues for the nine months ended September 30, 2005 and 2004, respectively.

     Geographic Sources of Revenue

     We sell and license our technology to customers primarily in North America, Europe and Asia. Our North American operations generated 57% and 38% of our revenues in the three months ended September 30, 2005 and 2004, respectively, and 55% and 38% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. Our total revenues for the three and nine months ended September 30, 2005 and 2004 were derived from the following geographic regions (based on where the customer is located):

                                    Three Months Ended September 30,
                                   ----------------------------------
                                        2005              2004
                                  ----------------    ----------------
                                             % of                % of
Country/ Geographic Region        Amount     Total    Amount     Total
--------------------------        ------     -----    ------     -----
North America:
     United States ............   $1,942       57%    $1,045      38%
     Canada ...................     --       --         --
                                  ------   ------     ------   ------

          Total - North America    1,942       57      1,045       38
                                  ------   ------     ------   ------
Europe:
     Germany ..................      129        4        110        4
     France ...................      343       10        160        6
     Netherlands ..............      113        3        159        6
     Switzerland ..............       91        3        617       23
     United Kingdom ...........       51        2        115        4
     Other ....................      270        8        228        8
                                  ------   ------     ------   ------
          Total - Europe ......      997       30      1,389       51
                                  ------   ------     ------   ------
Other:
     Israel ...................      108        3         78        3
     Japan ....................      189        6        148        5
     Other ....................      139        4         78        3
                                   ------   ------     ------   ------

          Total - Other .......      436       13        304       11
                                  ------   ------     ------   ------

         Total ................   $3,375      100%    $2,738      100%
                                  ======      ===     ======      ===

                                    Nine Months Ended September 30,
                                   ----------------------------------
                                        2005              2004
                                  ----------------    ----------------
                                             % of                % of
Country/ Geographic Region        Amount     Total    Amount     Total
--------------------------        ------     -----    ------     -----
North America:
     United States ............   $ 5,862        55%   $ 3,448        38%
     Canada ...................         3      --            9      --
                                  -------   -------    -------   -------
          Total - North America     5,865        55      3,457        38
                                  -------   -------    -------   -------
Europe:
     Germany ..................       438         4        406         4
     France ...................     1,316        12        904        10
     Netherlands ..............       414         4        515         6
     Switzerland ..............       487         5      1,233        13
     United Kingdom ...........       318         3        324         4
     Other ....................       731         7        976        11
                                  -------   -------    -------   -------
          Total - Europe ......     3,704        35      4,358        48
                                  -------   -------    -------   -------
Other:
     Israel ...................       386         4        227         2
     Japan ....................       435         4        942        10
     Other ....................       283       184          2
                                            -------    -------   -------
                                                                       2
          Total - Other .......     1,104        10      1,353        14
                                  -------   -------    -------   -------

         Total ................   $10,673       100%   $ 9,168       100%
                                  =======       ===    =======       ===

9) Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information:

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                     2005       2004
                                                                  -------    -------
Cash paid during the period for:
  Interest ....................................................   $    60    $     3
                                                                  =======    =======
  Income taxes (refund) .......................................   $   (21)   $    99
                                                                  =======    =======

Non-cash financing activities:
  Reclassification of financing-related liabilities
    to permanent equity .......................................   $ 1,934         $-
                                                                  =======    =======
  Issuance of warrant .........................................   $   211         $-
                                                                  =======    =======


10) Comprehensive Loss

     The components of comprehensive loss are as follows:

                                                          Three Months Ended       Nine Months Ended
                                                               September 30,         September 30,
                                                               2005       2004       2005       2004
                                                       ------------    -------    -------    -------
Net loss ...........................................   $     (1,508)   $(1,352)   $(3,292)   $(6,415)
Foreign currency translation adjustment ............              2          2        (83)       (18)
                                                       ------------    -------    -------    -------
Comprehensive loss .................................   $     (1,506)   $(1,350)   $(3,395)   $(6,433)
                                                       ============    =======    =======    =======

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

OVERVIEW AND RECENT EVENTS

On June 29, 2005, we entered into a non-binding letter of intent to sell our DRM business and related assets to JMI Equity Fund V, L.P., or JMI, a Baltimore and San Diego-based private equity firm. In the event this asset sale is consummated as currently contemplated, we expect the DRM business to continue to operate in the ordinary course following the closing of the asset sale as a private company funded by JMI, with JMI assuming support and maintenance services for existing customers. We expect the key operational employees of the DRM business to continue with the new company in their current roles to prevent interruption of business operations.

In July 2005, to induce Laurus Master Fund, Ltd., or Laurus, to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we entered into a letter agreement with Laurus in which we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus

In July and September 2005 we received an aggregate of $1,500 of bridge loans from JMI.

Effective on September 1, 2005, as described in detail in our definitive proxy statement, as amended, filed on October 31, 2005, which is incorporated by reference herein in its entirety, we entered into a definitive asset purchase agreement to sell, subject to Shareholder approval, our DRM business and related assets to ASOC Acquisition Corp., a new corporation formed and owned by JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P., or JMI, for $7,000 plus the assumption of certain liabilities related to the DRM business.

The DRM business to be sold includes our Axeda DRM software systems designed to remotely monitor, manage and service intelligent devices deployed at end-user sites. The Axeda DRM software systems include Axeda Agent software, an Axeda Enterprise server and Axeda Applications and related products and services. The assets include customer and partner agreements, intellectual property, and certain furniture and equipment used in the DRM business. The DRM business revenues have been derived principally from sales to customers located in the United States, Japan and Europe.

The DRM business to be sold does not include the assets that are employed in connection with the production, distribution and sale of the industrial automation products that are marketed, primarily in Europe, as the "Axeda Supervisor" or "Wizcon" product family, which is also referred to as the Industrial Technology for Automation, or ITA business.

The DRM business does not constitute a separate legal entity. The DRM business is conducted primarily by our operating subsidiary corporation in the United States, Axeda Systems Operating Company, Inc., but also includes most of the business activities of our subsidiaries in Japan and Germany, and also a small part of the activity of our subsidiary in France.

In connection with the transaction, JMI has provided $1,500 of bridge loans. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business.

We anticipate that the $7,000 of proceeds we will receive upon closing of the Asset Purchase Agreement will be reduced by the $1,500 principal plus accrued interest of approximately $30 on our borrowings from JMI. In addition, we expect to use a portion of the remaining net proceeds to pay:

     o the estimated combined balance of $4,725, as of November 30, 2005, of principal and accrued interest that we owe to Laurus, and

     o    anticipated transaction costs of $550, and

     o    working capital requirements of $195.

We will seek the approval of our stockholders to consummate the proposed transaction at the Special Meeting of Stockholders' Meeting to be held on December 2, 2005. There can be no assurance that we will receive such stockholder approval.

If the sale of our DRM business to JMI is consummated, substantially all of our revenue will be derived from our remaining assets, the ITA business. We do not have experience operating our business with this single product family and we do not expect that the revenues to be generated from the ITA business will be sufficient to allow us to continue to operate as a going concern. We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the ITA business. We would consider selling the ITA business if we were offered favorable terms. However, there can be no assurances that a suitable acquirer will be identified and that we could negotiate a favorable price and terms for such transaction.

If sales of both the DRM business and the ITA business are consummated, we would expect to use the proceeds to pay our creditors, including Laurus. To the extent that not all of our obligations to creditors would be satisfied with the proceeds of such sales, we would most likely commence proceedings under the Bankruptcy Code.

If the sale of the DRM business is not consummated

     o we do not believe we will be able to repay our secured indebtedness to JMI or to Laurus; and

     o JMI will have the option of acquiring the secured indebtedness that we owe to Laurus.

If JMI does not exercise that option, then Laurus will have the option of acquiring the indebtedness that we owe to JMI. If either of those two secured creditors exercises its option, the acquiring creditor will be in a position to foreclose on the combined $6,000,000 security interest covering our DRM business and assets, and thereby acquire title to the DRM business and assets without consummating the proposed sale of the DRM business. If that occurs, we will not receive any part of the $7,000,000 purchase price that we would receive upon consummation of the sale.

If the sale of the DRM business is not consummated, and even if it is, but we are unable to sell or find a strategic buyer for the ITA business on favorable terms, it is very likely that we will have to commence proceedings under the Bankruptcy Code.

On July 7, 2005, our common stock was delisted from The Nasdaq SmallCap Market because we did not achieve a $1.00 minimum bid price by June 30, 2005 required under an exception to the minimum bid price requirement we had been granted to permit our continued inclusion in such market. Since July 7, 2005, quotations for our common stock have appeared in the "Pink Sheets."

Our operating loss for the three and nine months ended September 30, 2005 decreased by $1,552, or 60%, to $1,020, and decreased by $5,249, or 62%, to $3,221, compared to the prior year periods, which reflects the increase in revenues and the reduction in our cost of revenues and operating costs.

For the three and nine months ended September 30, 2005, our operating expenses decreased by $778, or 18%, to $3,586, and decreased by $2,884, or 21%, to $11,181, respectively, compared to the prior year periods due mainly to prior years' staffing reductions in research and development, and sales and marketing departments.

Interest expense was $493 in the quarter and $1,286 in the nine-month period compared to minimal expense in the prior same periods due to the Laurus convertible debt financing. Interest expense includes the nominal stated interest and amortization of the beneficial conversion feature of the note and the amortization of the value of the warrants issued to Laurus in connection with the Note financing as required by GAAP.

At September 30, 2005 our cash and cash equivalents balance was $1,484, compared with $2,429 as of December 31, 2004 due mainly to the $2,315 net cash used in operations, offset partially by the $1,500 Bridge Loan from JMI.

Going-Concern Exception in the Report of our Independent Registered Public Accounting Firm Contained in our Annual Report for the Year Ended December 31, 2004

We have sustained significant losses from operations and negative cash flows from operations since inception. For the nine months ended September 30, 2005 and 2004 our operating losses were $3,221 and $8,470, respectively.

The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

Since July 1, 2005, we have been in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay when due interest under the Note for June, July, August and September 2005, as well as the July, August and September 2005 principal payments. Article IV of the Note defines "Events of Default" as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a "Trading Market", which does not include the "Pink Sheets", where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations. However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

Management has developed and begun to implement a plan to address this issue, which includes the sale of our DRM business and may include the sale of our ITA business. However, there can be no assurance that we will successfully implement our plan or that we will be able to continue as a going concern. Our plan also requires us to receive additional financing from new or current investors if we do not sell our DRM business or find a buyer or partner for our ITA business. We do not expect such financing to be available on favorable terms, if at all. Our unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCING TRANSACTIONS

Bridge Loans from JMI

In connection with the DRM Asset Sale, JMI has provided $1,500 of bridge loans, $600 of which was advanced to us in July 2005, and the remaining $900 was advanced to us in September 2005 following the signing of the definitive documents. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business. It is anticipated that the JMI Bridge Loans and accrued interest will be paid to JMI out of the DRM sales proceeds at the Closing.

Laurus Note Payable

On October 5, 2004, we issued to Laurus, a secured convertible term note, or the Note, in the principal amount of $4,500 and received net proceeds of $3,910. The
Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. The Note has a term of three years and accrues interest at the prime rate plus 2% per year (8.75% as of September 30, 2005).

On May 4, 2005, we amended our note with Laurus and several related agreements for the primary purpose of having Laurus postpone our required repayment of principal in May and June 2005. These principal repayments will become payable in September 2007 and October 2007, respectively, subject to the earlier repayment as contemplated by the transaction with JMI discussed above. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share. The warrant is exercisable for a term of five years and the estimated fair value of the warrant of $211 is being amortized as additional interest expense over the term of the loan.

As of July 1, 2005, we are in default under the Note for failing to pay interest due under the Note for June July, August and September 2005, as well as the July, August and September 2005 principal payments when due. In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the DRM Asset Sale, in full satisfaction of our obligations. However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the DRM asset sale with ASOC Acquisition Corp, the applicable default penalties would resume.

LEASES

On July 11, 2005 we entered into a Letter of Intent to sublease 14,711 square feet of space in Foxborough, MA, which is in the same industrial/office complex as our current offices. In October 2005 we finalized the sublease agreement, which proposes annual rent of $125, plus operating expenses, utilities and taxes, for the 18-month term of September 29, 2005 to March 31, 2007.

In July 2005, we entered into a Sublease Termination Agreement for our offices in Mansfield, MA under which we were obligated to surrender these premises on or before October 1, 2005 or the Termination Date, rather than the current lease termination date of July 2007. This termination agreement provided for no rental liability from July 1, 2005 to the Termination Date. The security deposit of $150 and related letter of credit were reduced by $100 upon the signing of the Termination Agreement, and by another $25 upon the signed lease for alternate space, and the final $25 will be returned after surrendering the premises and the final inspection.

With the finalizing of the Sublease Agreement for our office in Foxborough, MA on September 29, 2005, our lease commitments, including rent, utilities and taxes, will be reduced by approximately $582 over the remaining lease term, compared to the Mansfield, MA sublease.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 Results of Operations, Compared to Three and Nine Months Ended September 30, 2004.

The following table sets forth, for the periods indicated, the amount and percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

                               Axeda Systems Inc.
         Unaudited Consolidated Statements of Operations (In thousands)

                                                Three Months Ended September 30,                 Nine Months Ended September 30,
                                                --------------------------------                 -------------------------------
                                                 2005                    2004                 2005                  2004
                                        ----------------------   ---------------------   ------------------- ---------------------
                                                    Percent of               Percent of           Percent of           Percent of
                                          Amount     Revenues       Amount    Revenues   Amount    Revenues   Amount    Revenues
                                          ------    --------       ------    --------    ------    --------  ------    --------
Revenues:
   License ...........................   $  1,860       55.1%   $  1,700      62.1%     $ 6,136      57.5%  $  5,611      61.2%
   Services and maintenance ..........      1,514       44.9       1,021      37.3        4,528      42.4      3,454      37.7
   Hardware ..........................          1        0.0          17        .6            9       0.1        103       1.1
                                         --------    -----      --------    ----       --------    ----     --------    ----
     Total revenues ..................      3,375      100.0       2,738     100.0       10,673     100.0      9,168     100.0
                                         --------    -----      --------    ----       --------    ----     --------    ----

Cost of revenues:
   License ...........................         99        3.0         104       3.8          297       2.8        534       5.8
   Services and maintenance ..........        598       17.7         730      26.6        2,080      19.5      2,703      29.5
   Software amortization .............        112        3.3         112       4.1          336       3.1        336       3.7
                                              ---        ---         ---       ---          ---       ---        ---       ---
     Total cost of revenues                   809       24.0        946       34.5        2,713      25.4      3,573      39.0
                                              ---       ----        ---       ----        -----      ----      -----      ----


   Gross profit ......................      2,566       76.0      1,792       65.5        7,960      74.6      5,595      61.0
                                         --------    -----     --------     ----       --------    ----     --------    ----

Research and development (R&D) .......        678       20.1        944       34.5        2,364      22.2      3,068      33.4
Sales and marketing (S&M) ............      1,112       32.9      1,760       64.3        4,104      38.5      5,775      63.0
General and administrative (G&A) .....      1,371       40.6      1,338       48.8        3,906      36.6      4,382      47.8
Depreciation and amortization ........        425       12.6        322       11.8          807       7.5        840       9.2
                                         --------    -----     --------     ----       --------    ----     --------    ----
   Total operating costs .............      3,586      106.2      4,364      159.4       11,181     104.8     14,065     153.4
                                         --------    -----     --------     ----       --------    ----     --------    ----

   Operating loss ....................     (1,020)     (30.2)    (2,572)     (93.9)      (3,221)    (30.2)    (8,470)    (92.4)

Gain (loss) on disposal of assets ....         (3)    --           --        -               (2)   --            110       1.2

Interest income (expense), net .......       (493)     (14.7)        (5)     -           (1,286)    (12.0)       (35)      (.4)

Other income (expense), net ..........         58        1.7      1,241       45.1        1,375      12.9      2,026      22.1
                                         --------    -----     --------     ----       --------    ----     --------    ----

   Loss before income taxes ..........     (1,458)     (43.2)    (1,336)    (48.8)      (3,134)    (29.3)    (6,369)    (69.5)

Provision for income taxes ...........         50        1.5         16       0.6          158       1.5         46       0.5
                                         --------    -----     --------    ----       --------    ----     --------    ----
   Net loss ..........................   $ (1,508)   (44.7)    $ (1,352)   (49.4)     $ (3,292)    (30.8)   $ (6,415)   (70.0)
                                         ========    =====     ========    =====      ========     =====    ========    =====


RESULTS OF OPERATIONS

REVENUES. Overall revenues increased by $637, or 23%, to $3,375 in the third quarter of 2005 compared to the 2004 third quarter, and increased by $1,505, or 16%, to $10,673 for the first nine months of 2005, compared to the same period in 2004. This revenue increase was driven by higher DRM revenues resulting from the continued acquisition of new customer accounts, additional spending by our existing customers and the increase in maintenance revenue due to continued growth.

License revenues in the third quarter of 2005 increased by $160, or 9%, to $1,860 compared to the 2004 third quarter, and increased by $525, or 9%, to $6,136 in the first nine months of 2005 compared to the same period in 2004 due to sales contracts from both existing and new customers in the current year periods, and continued customer acceptance of our DRM solutions for M2M communication.

Services and maintenance revenues in the third quarter of 2005 increased by $493, or 48%, to $1,514 compared to the 2004 third quarter, and increased by $1,074, or 31%, to $4,528 in the first nine months of 2005 compared to the same period in 2004 due to greater demand for our professional services in connection with the expansion of existing DRM system installations, additional maintenance plans sold with new DRM systems licenses and increasing sales of our hosted DRM system solution, which was launched in the second quarter of 2004.

COST OF REVENUES. For the third quarter of 2005 total cost of revenues was $809, which was $137, or 14%, lower than the 2004 third quarter. Total cost of revenues was $2,713 for the first nine months of 2005, which was $860, or 24%, lower compared to the same period in 2004, due primarily to decreases in staff and staff-related expenses, resulting from our ongoing cost monitoring initiatives, and reductions in charges for bundled third-party software.

Cost of license revenues in the third quarter of 2005 decreased by $5, or 4.8%, to $99, compared to $104 in the third quarter of 2004, and cost of license revenues in the first nine months of 2005 decreased by $237, or 44%, to $297 compared to $534 in the same period in 2004. These decreases are primarily because of reductions in charges for third-party software bundled with our DRM system products, reductions in hardware sold as components of bundled solutions and reductions in royalties owed to the Office of the Chief Scientist in Israel in connection with sales of our ITA products, for which contractual obligations ended in the first quarter 2004.

Cost of services and maintenance decreased by $132, or 18%, to $598 in the third quarter of 2005, compared to $730 in the third quarter of 2004, and for the first nine months of 2005 cost of services and maintenance revenue of $2,080 decreased by $623, or 23%, compared to the same period last year. The 2005 decreases in cost of services and maintenance revenue was achieved although services and maintenance revenues increased by 48% and 31% for the three and nine months ended, respectively, due to higher employee productivity driven by prior years' workforce reductions, including the closing of our office in Japan in September 2004, offset by increases in the costs of other internal resources and utilization of lower-cost, third party consultants to meet peak demand.

GROSS PROFIT. Gross profit increased by $774, or 43%, to $2,566 in the third quarter of 2005, compared to $1,792 in the third quarter of 2004, and, in the first nine months of 2005, increased by $2,365, or 42%, to $7,960 due primarily to the increase in revenues, combined with the reductions in cost of revenues as discussed above.

RESEARCH AND DEVELOPMENT EXPENSE (R&D). R&D consists of staff, staff-related, professional and other development-related support costs associated with the development of new products, quality assurance and product testing. R&D for the quarter ended September 30, 2005 decreased $266, or 28%, to $678, compared with the prior year quarter. This change included decreases in staff and staff-related expenses of $160, and the reclassification of $90 to services and maintenance cost of revenues for the cost of R&D personnel utilized for professional services engagements. For the nine months ended September 30, 2005, R&D decreased $702, or 23%, to $2,364 due primarily to decreases in staff and staff-related expenses of $465 and the reclassification of $205 to services and maintenance cost of revenues for the cost of R&D personnel utilized for professional services engagements. As a percentage of total revenues, R&D decreased from 35% to 20% for the third quarter of 2005 compared to the same quarter in 2004, and decreased from 33% to 22% for the nine months ended September 30, 2005 compared to the same period in 2004. These percentage decreases are due primarily to the reduction in R&D and the increase in total revenues.

SALES AND MARKETING EXPENSE (S&M). S&M consists of salaries, travel expenses and costs, advertising and other sales and marketing efforts. S&M for the quarter ended September 30, 2005 decreased $648, or 37%, to $1,112 compared to the prior year quarter. For the nine months ended September 30, 2005 S&M decreased $1,628, or 28%, to $4,104. During the quarter ended September 30, 2005, reduced staff and staff-related expense contributed $400 to the decrease which included the closing of the Japan office in August, 2004, while continued cost reduction efforts led to a decline in various other departmental support costs, which combined for a decrease of an additional $300 from the prior year, offset partially by an increase of $80 in commissions paid due to increase DRM sales in the US. For the nine months ended September 30, 2005, reduced severance and staff reductions including office closings effective September 30, 2004 contributed $200 and $1,200, respectively. Continued cost reduction efforts led to a decline in various other departmental support costs, which combined for a decrease of an additional $500 from the prior year. The nine-month reductions were partially offset by an increase in commissions of $360 due to the increase in revenues. As a percentage of revenues, S&M decreased from 64% to 33% for the third quarter of 2005 compared to the same quarter in 2004, and decreased from 63% to 39% for the nine months ended September 30, 2005 compared to the same period in 2004. These percentage decreases were due to the reduced S&M and the increase in total revenues.

GENERAL AND ADMINISTRATIVE EXPENSE (G&A). G&A consists of staff, staff-related expenses, office overhead costs, and outside professional legal and accounting fees, of our finance, human resources, legal and other management departments. G&A for the quarter ended September 30, 2005 increased by $42, or 3%, to $1,371. For the nine months ended September 30, 2005, G&A decreased by $408, or 9%, to $3,906 due to reductions in staff and staff-related expenses of $1,800, as a result of past staff reduction measures taken, reductions in costs of certain insurance coverage of $100, and $200 reduction in other miscellaneous costs. These reductions were offset by the settlement of an assumed lease obligation of an acquired business of $600 in the third quarter of 2004. A similar accrual reversal was not recorded in the current quarter ended September 30, 2005. In addition, increased legal and professional fees related to the patent legal proceedings and proposed asset sale transactions added $1,100 to the increase. As a percentage of revenues, G&A was 41% for the third quarter of 2005 and 49% for the third quarter of 2004, and decreased from 47% to 37% for the nine months ended September 30, 2005 compared to the same period in 2004 due to the increase in total revenues and the reduced G&A.

INTEREST INCOME (EXPENSE), NET. Net interest expense for the third quarter of 2005 was $493 and for the nine months ended September 30, 2005 was $1,286, compared to nominal amounts for the same periods in 2004. The increases for the three and nine months ended September 30, 2005 are the result of the issuance of the Note to Laurus in October 2004, the related amortization of original issue discount and debt issuance costs, and the monthly coupon interest due. The debt discount and debt issuance costs are being amortized over the three-year term of the Note.

OTHER  INCOME,  NET.  Net  other  income  of $1,375  for the nine  months  ended
September 30, 2005 consists primarily of the reversal in 2005 of the financing-related liabilities recorded in the fourth quarter 2004 in connection with the Laurus and SSF financings. For the same period in 2004 the mark-to-market non-cash gains of $2,026 were primarily attributable to a lower stock price compared to the stock price as of the end of the preceding period.

Effective in February 2005, as a result of certain amendments with SSF and Laurus, the accounting and reporting requirements of EITF 00-19 no longer apply, and the estimated fair value of the financing-related liabilities after the mark-to-market valuation adjustment as of February 16, 2005 of $1,934 was reclassified to additional paid-in capital.

FOREIGN CURRENCY EFFECTS ON RESULTS OF OPERATIONS. Foreign currency movements for the three months ended September 30, 2005 had no effect on revenues from the same period in the prior year. For the nine months ended September 30, 2005 currency exchange rate movements increased revenues by $130 from the same periods in the prior year due primarily to a strengthening of the U.S. dollar against the Euro beginning in May 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2001, our operations have largely been financed through the sales of the assets of our former consumer electronics business and our former Internet appliance business, the sale of shares of our common stock in a private placement transaction with Special Situations Private Equity Fund, L.P., or SSF, in September 2003 and the issuance of the convertible term note to Laurus Master Fund, Ltd., or Laurus in a private placement transaction in October 2004. In addition JMI, in connection with the DRM Asset Sale, provided us with a Bridge Loan of $1,500. At September 30, 2005 we had approximately $1,484 in cash and cash equivalents.

Net cash used in operations for the nine months ending September 30, 2005 was $945, compared to $8,248 for same period in 2004. Cash used in operating activities for the first nine months of 2005 was primarily the result of our net cash used in operations of $2,315, partially offset by the $1,500 JMI Bridge Loan.

Net cash used in operations for the nine months ended September 30, 2004 was $7,848. Cash used in operating activities for the first nine months of 2004 was primarily the result of our net loss of $6,369 and unrealized gains recorded of $2,136. In addition, capital expenditures were $148, and net repayments under the bank line of credit were $287.


LACK OF LIQUIDITY AND AVAILABILITY OF FINANCIAL RESOURCES

We have limited financial resources currently available to invest in new initiatives, additional key personnel, new equipment and operating capital. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. Management has developed and begun to implement a plan to address this issue, which includes the sale of our Axeda DRM system business and may also include the sale of our ITA product family business. However, there can be no assurance that we will successfully implement our plan or that we will be able to continue as a going concern. If the DRM business sale does not receive stockholder approval, and/or we are unable to sell or enter a strategic partnership regarding our ITA business, it is unlikely that we will be able to continue our business operations in the absence of our plan also requires us to receive additional financing from new or current investors. We do not expect such financing to be available on favorable terms, if at all. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SALE OF DRM BUSINESS AND ASSETS AND BRIDGE LOAN

DRM Asset Sale to ASOC Acquisition Corp., a subsidiary of JMI.

We entered into a definitive asset purchase agreement to sell, subject to Shareholder approval, our DRM business and related assets to ASOC Acquisition Corp., a new corporation formed and owned by JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P., or JMI, for $7,000 plus the assumption of certain liabilities related to the DRM business.

In connection with the transaction, JMI has provided $1,500 of bridge loans, $600 of which was advanced to us in July 2005, and the remaining $900 was advanced to us in September 2005 following signing of the definitive documents. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business.

We anticipate that the $7,000 of proceeds we will receive upon closing of the Asset Purchase Agreement will be reduced by the $1,530 principal and accrued interest on our bridge loan from JMI. In addition, we expect to use the remaining net proceeds as follows:

     o the estimated combined balance of $4,725, as of November 30, 2005, of principal and accrued interest that we owe to Laurus will be paid,
     o    anticipated transaction costs of $550 will be paid, and
     o    the $195 balance will be added to working capital.

Laurus has agreed to subordinate its right to payment of the note we issued to it, and its security interest in those assets, so that JMI holds a senior secured lien therein to the extent of the first $600 of bridge loans that JMI provides to us. To induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we agreed that we would pay to Laurus in full in cash all outstanding principal and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal and accrued and unpaid interest owed to Laurus. If bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the ITA product family business. We would consider selling the ITA product family business if we were offered favorable terms. However, there can be no assurances that a suitable acquirer will be identified and that we could negotiate a favorable price and terms for such transaction.

If sales of both the Axeda DRM system business and the ITA product family business are consummated, we would expect to use the proceeds to pay our creditors, including Laurus as described above. To the extent that not all of our obligations to creditors were satisfied, we will likely have to commence proceedings under the Bankruptcy Code, or be forced to enter bankruptcy.

FINANCING EVENTS AND AMENDMENTS

Bridge Loan from JMI

In connection with the DRM Asset Sale, JMI has provided $1,500 of bridge loans, $600 of which was advanced to us in July 2005, and the remaining $900 was advanced to us in September 2005 following signing of the definitive documents. The bridge loans bear interest at the rate of 7% per annum and are secured by security interests in the assets of our DRM business. It is anticipated that the JMI Bridge Loans and accrued interest will be paid to JMI out of the DRM sales proceeds at the Closing.

Laurus Note Payable

On October 5, 2004, we issued to Laurus, a secured convertible term note, or the Note, in the principal amount of $4,500 and received net proceeds of $3,910. The
Note is convertible into shares of our common stock at an initial fixed conversion price of $0.48 per share. The Note has a term of three years and accrues interest at the prime rate plus 2% per year (8.75% as of September 30, 2005).

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

On May 4, 2005, we amended the Note issued to Laurus and several related agreements for the primary purpose of amending some of the due dates for the repayment of principal. Specifically, the principal payments due in May and June 2005, of $150 each which had to be paid in cash because our common stock price was below the level in the Laurus agreements that would have permitted payment of the Laurus Note principal and interest in common stock. The May and June payments were postponed until September and October 2007, respectively. In exchange for these amendments, we issued to Laurus a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.37 per share and with a term of five years.

As of July 1, 2005, we are in default under the Note for failing to pay interest due under the Note for June July, August and September 2005, as well as the July, August and September 2005 principal payments when due. In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the DRM Asset Sale, in full satisfaction of our obligations.

However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the DRM asset sale with ASOC Acquisition Corp, the applicable default penalties would resume. Article IV of the Note defines "Events of Default" as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees.

In addition, the Laurus registration rights agreement entered into in connection with the Note states that if our shares are not traded on a "Trading Market", which does not include the "Pink Sheets", where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

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

DRM ASSET SALE RISK FACTORS

You should carefully consider the following risk factors relating to the DRM Asset Sale before deciding to invest in our stock. You should also carefully consider the additional information in the Definitive Proxy Statement filed on October 31, 2005, and the additional information in our other reports on file with the Securities and Exchange Commission including the December 31, 2004 Annual Report filed on SEC Form 10-K filed on April 12, 2005, which are incorporated herein in their entirety.

WE MAY SELL SUBSTANTIALLY ALL OF THE ASSETS OF OUR BUSINESS. IF WE DO SO, THERE IS NO ASSURANCE THAT STOCKHOLDERS WOULD RECEIVE ANY OF THE PROCEEDS FROM THE SALE OF OUR ASSETS.

The assets involved in the proposed sale of the DRM business to ASOC Acquisition Corp. accounted for approximately 50% of our total revenues in 2003, 49% in 2004 and 59% in the first six months of 2005. Following completion of the sale of our DRM business and assets, if it occurs, we will no longer have the revenue stream generated by those assets.

We have recently received some inquiries from third parties who have indicated that they may be interested in acquiring the industrial automation products manufacturing and distribution business through which we market our "Wizcon/Supervisor" product family. We may consider selling the Supervisor products family business if we are offered terms that we view to be favorable. However, there can be no assurances that a suitable acquirer will be identified or that we could negotiate a favorable price and terms for such transaction.

Even if we succeed in selling substantially all of our assets, there is no assurance that after the necessary payments to creditors, there would be sufficient funds remaining for distribution to stockholders or that we may not file for or be forced into bankruptcy.

THERE ARE NO ASSURANCES THAT THE SALE OF THE DRM BUSINESS AND ASSETS WILL BE COMPLETED.

ASOC Acquisition Corp. will not be obligated to complete the sale of the DRM business and assets unless all conditions to ASOC Acquisition Corp.'s obligations are satisfied or waived, including our obligation to assign various contracts and agreements to ASOC Acquisition Corp. and the requirement that our stockholders approve the transaction. There can be no assurance that all of such conditions will be satisfied or waived and that we will receive such stockholder approval.

IN THE EVENT THAT THE SALE OF THE DRM BUSINESS IS NOT CONSUMMATED, IT IS LIKELY THAT JMI AND/OR LAURUS WILL FORECLOSE ON SUBSTANTIALLY ALL OF OUR ASSETS, OR THAT WE WILL COMMENCE PROCEEDINGS UNDER THE BANKRUPTCY CODE.

Laurus has made a $4,500,000 loan to us. JMI has provided $1,500,000 of Bridge Loans to us. To secure the payment of all obligations owed by us to Laurus, we granted to Laurus a security interest in, and lien upon, all of our assets and the assets of some of our U.S. subsidiaries and we pledged the stock of some of our U.S. subsidiaries to Laurus. To secure the payment of all obligations owed by us to JMI, we granted to JMI a security interest in, and lien upon, substantially all of the assets employed in the DRM business. The JMI Bridge Loans will become due and payable at the time of closing of the asset sale, upon the occurrence of an event of default or termination of the Asset Purchase Agreement for any reason or on December 15, 2005, whichever occurs first. To the extent we are unable to repay the Bridge Loans at such time, we may be subject to foreclosure by JMI on substantially all of the assets of Axeda and certain of its subsidiaries related to the DRM business. In addition, to induce Laurus to subordinate its security interest and to provide all other consents necessary for the transactions with JMI, we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal and accrued and unpaid interest owed to Laurus. If bankruptcy proceedings are initiated by or against us prior to the closing of the JMI transaction, then we will again become obligated to pay the prepayment penalty in accordance with the terms of the Laurus debt and any other obligations that may arise. In the event that the Asset Purchase Agreement is terminated, our indebtedness to JMI and Laurus in the aggregate principal amount of approximately $6 million plus interest will then become due and payable. If that occurs, it is unlikely that we will be able to pay that indebtedness. If either or both of Laurus and JMI commence to foreclose on their respective liens, such actions would substantially and materially adversely affect our financial condition and our ability to remain in business.

If the sale of the DRM business is not consummated, and even if it is, but we are unable to sell or find a strategic buyer for the ITA business on favorable terms, it is very likely that we will have to commence proceedings under the Bankruptcy Code.


FOLLOWING THE SALE OF THE DRM BUSINESS AND ASSETS, WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND TO REPAY CREDITORS.

If we cannot obtain this capital, when and if needed, we will have to significantly curtail our operations and our ability to continue as a going concern may be jeopardized.

The net proceeds from the sale of the DRM business and assets will enable us to pay all sums due and owing to Laurus, but will not be sufficient to pay what we owe to our other creditors. Laurus has agreed to subordinate its right to payment of the note we issued to it and its security interest in substantially all of the assets of Axeda and certain of its subsidiaries related to the DRM business, so that JMI holds a senior secured lien on the assets related to the DRM business to the extent of $600,000 of the JMI Bridge Loans, and it holds a secured lien that is pari passu with Laurus' security interest to the extent of the $900,000 balance of the JMI Bridge Loans. To induce Laurus to subordinate its security interest and to provide all other consents necessary for the consummation of the transactions contemplated by the Asset Purchase Agreement, we agreed that we would pay to Laurus in full in cash all outstanding principal and accrued and unpaid interest owed to Laurus simultaneously with the closing of the JMI transaction. This payment will be deemed to be in full satisfaction of all of our obligations to Laurus, and we will not be required to pay to Laurus the prepayment penalty that would have required payment of 120% of the outstanding principal, plus accrued and unpaid interest. If bankruptcy proceedings are initiated by or against us prior to the closing of the Asset Purchase Agreement, then we will again become obligated to pay the prepayment penalty and any other obligations that may arise.

Even if the sale of the DRM business and assets is completed, we may require additional capital to fund our operations and repay unsecured creditors. If we require additional capital, we will need to seek external debt or equity financing and/or sell the Supervisor products family business assets following the completion of the sale of the DRM business and assets.

In light of our financial condition, sources of funds or other financing may not be available for us in the future or may not be available in amounts we require to operate our business. Finally, we may be unable to obtain financing on terms acceptable to us, if at all. Our failure to obtain capital to finance our working capital needs and pay our obligations to unsecured creditors in adequate amounts and on acceptable terms will negatively impact our business, financial condition and liquidity and we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

THE FAILURE TO COMPLETE THE ASSET SALE MAY RESULT IN A DECREASE IN THE MARKET VALUE OF OUR COMMON STOCK.

The asset sale is subject to a number of contingencies, including approval by our stockholders and other customary closing conditions. We cannot predict whether we will succeed in obtaining the approval of our stockholders. As a result, we cannot assure you that the asset sale will be completed. If our stockholders fail to approve the proposal at the special meeting or if the asset sale is not completed for any other reason, the market price of our common stock may decline.

If our stockholders do not approve and adopt the asset sale pursuant to the Asset Purchase Agreement, there may not be any other offers from potential acquirers.

If our stockholders do not approve the asset sale, we may seek another strategic transaction, including the sale of all or part of our business. Although we have had such discussions with various parties in the past, none of these parties may now have an interest in a strategic transaction with Axeda or be willing to offer a reasonable purchase price.

IF OUR STOCKHOLDERS DO NOT APPROVE THE DRM ASSET SALE OR IF WE DO NOT COMPLETE THE ASSET SALE WE WILL CONTINUE TO FACE CHALLENGES AND UNCERTAINTIES IN OUR ABILITY TO ACHIEVE BUSINESS SUCCESS.

We have faced challenges and uncertainties surrounding our ability to successfully execute our business plan, such as our history of operating losses, increasing competition from custom software development by in-house developers and others, the expense of research and development, our reliance on a small number of large customers, a limited number of indirect distribution channels and litigation and claims regarding our intellectual property rights.

IF OUR STOCKHOLDERS DO APPROVE AND ADOPT THE ASSET PURCHASE AGREEMENT WE WILL BE UNABLE TO COMPETE WITH THE DRM BUSINESS.

We will be unable to compete with the DRM business for five years from the date of the closing. We have agreed for a period of five years from the date of the closing of the asset sale (i) not to solicit or otherwise communicate with any customer of the DRM business for the purpose of inducing such customer to refrain from or to discontinue its relationship with ASOC Acquisition Corp.; and
(ii) not to compete with the DRM business.

IF THE DRM ASSET SALE IS NOT COMPLETED, WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY OUR OBLIGATIONS TO LAURUS WHEN THEY BECOME DUE.

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

If the JMI Asset Sale is not completed, we would be required to obtain the funds necessary to repay our obligations to Laurus or JMI either through refinancing, the issuance of additional equity or debt securities or the sale of assets. We do not believe we would be able to obtain the funds needed to repay those obligations from any one or more of these sources on favorable economic terms or at all. If the DRM Asset Sale is not completed and we are unable to obtain funds to repay this indebtedness, we may be forced to dispose of assets or take other actions on disadvantageous terms, which could result in losses and could have a material adverse effect on our financial condition and results of operations.

IF THE DRM ASSET SALE IS NOT ENTERED INTO OR COMPLETED, THE TERMS OF OUR DEBT OBLIGATIONS TO LAURUS AND TO JMI SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF OUR ASSETS.

To secure the payment of all obligations owed to Laurusand to JMI, we have granted security interests to each of them in substantially all of our property and assets. Because we are in default under the Laurus obligations, which, under the Note are heightened and accelerated, and because we would be unable, in all likelihood, to repay our indebtedness to JMI and to Laurus if the JMI Asset Sale is not completed, Laurus and JMI could subject us to foreclosure on substantially all of our assets to the extent necessary to repay any amounts due. Any defaults and resulting foreclosures would have a material adverse effect on our financial condition.

As of July 1, 2005, we are in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay interest due under the Note for June, July, August, and September 2005, as well as the July, August and September 2005 principal payments when due. Article IV of the Note defines "Events of Default" as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a "Trading Market", which does not include the "Pink Sheets", where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations).

However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD RESULT IN LOSS OF INVESTORS, LIMITED LIQUIDITY AND CONTRACTUAL PENALTIES.

On July 7, 2005, our common stock was delisted from The Nasdaq SmallCap Market because we failed to achieve a $1.00 minimum bid price by June 30, 2005 as required by the terms of an exception we had previously received that allowed our continuous trading on The Nasdaq SmallCap Market. The quotations for our common stock now appear in the "Pink Sheets."

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE.

We had a net loss of approximately $3,379 for the nine months ended September 30, 2005. To date, we have not achieved operating profitability on an annual basis and have an accumulated deficit of $149,471 as of September 30, 2005. We have invested significant resources in product development, selling and marketing, services and support, and administrative expenses. To achieve profitability, we will need to increase revenues and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenues. Infringement claims and lawsuits, such as the complaint we filed on June 30, 2004 against one of our competitors for infringement of our recently issued patent entitled "Reporting the State of an Apparatus to a Remote Computer," and the patent infringement lawsuit filed in November 2004 against us by one of our competitors charging us with infringement of U.S. Patent No. 6,377,162. See the Questra paragraphs in the commitments and contingencies section below as these lawsuits have been resolved and dropped by both parties.

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

Our products are very complex and may contain undetected errors that could harm our reputation, result in product liability or decrease market acceptance of our products. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Our products are integrated with our customers' networks and software applications. Errors may also arise as a result of defects in the products and systems into which our products are incorporated. We are unable to test our products in each of the applications in which they are designed to work. It is possible that defects could cause our customers to experience device or application failures. We have an extensive quality assurance process in place and procedures to handle customer complaints and deliver bug fixes. Despite our quality assurance process and that of our customers, defects and errors may be found in new products or in new versions or enhancements of existing products after commercial shipment has begun. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could harm our business:

     o    delay or loss of revenues;
     o    customers could cancel a contract due to defects;
     o    diversion of development resources;
     o    increased product development costs;
     o    damage to our reputation;
     o    delay or diminished market acceptance of our products;
     o    increased service and warranty costs;
     o    increased litigation costs.

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

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS EXISTS IN OUR INDUSTRY

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

Questra Patent Infringement Litigation

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

On September 14, 2005 we reached an agreement with Questra to settle all pending patent litigation between Axeda and Questra. Under the terms of the confidential settlement, the parties have agreed, among other things, to cross-license the patents that were involved in the litigation and to dismiss the pending claims with prejudice. The parties have also agreed to a two-year covenant prohibiting the companies from filing against each other any additional patent infringement suits. The parties have agreed to keep the terms of the settlement confidential except to the extent disclosure is required by the securities laws of the United States or any other applicable jurisdiction.

AS OUR BUSINESS IS CURRENTLY CONDUCTED OR IF WE KEEP ANY OF OUR ASSETS, OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS SUCH AS LEGAL UNCERTAINTY, TARIFFS AND TRADE BARRIERS AND POLITICAL AND ECONOMIC INSTABILITY.

We conduct business in a number of different countries. We sell products in numerous countries outside of the United States, including France, Switzerland, Japan, Germany, the Netherlands and other countries in Europe, Asia and Latin America. Our operations outside the United States include facilities located in France. For the quarter ended September 30, 2005 we derived approximately 42% of our revenues from sales to foreign companies. We anticipate that revenues from international operations will continue to represent a significant portion of our revenues. As a result, we are subject to risks associated with selling and operating in foreign countries. For example, some of our contracts with foreign customers are denominated in foreign currencies. We do not currently hedge against the risk of such transactions and as a result, we face a risk of loss related to possible fluctuations in currency exchange rates.

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

Additional risks related to selling and operating in foreign countries include, among others:

     o    legal uncertainty regarding liability;
     o    language barriers in business discussions;
     o cultural differences in the negotiation of contracts and conflict resolution;
     o    time zone differences;
     o    reduced protection for intellectual property rights in some countries;
     o    differing labor regulations;
     o    tariffs, trade barriers and other regulatory barriers;
     o    problems in collecting accounts receivable;
     o    political and economic instability;
     o    changes in diplomatic and trade relationships;
     o    seasonal reductions in business activity;
     o    potentially adverse tax consequences;
     o    complexity and unexpected changes in local laws and regulations;
     o    greater difficulty in staffing and managing foreign operations; and
     o    increased   financial,   accounting,   and   reporting   burdens   and
          complexities.

WE ARE SUBJECT TO CONDITIONS ATTACHED TO GOVERNMENTAL GRANTS WE RECEIVED IN ISRAEL.

Prior to being acquired by us in December 2001, eMation received grants in Israel from the Office of the Chief Scientist of Israel's Ministry of Industry and Trade, or OCS, in the aggregate amount of $1,800 to fund the development of our Axeda ITA product. As of September 30, 2005 we have paid royalties to the OCS in the aggregate amount of $1,800. As of September 30, 2005, the remaining $200 of principal liability is accrued in accrued expenses. We are obligated to pay royalties of 3.0% to 3.5% of revenues derived from sales of products funded through grants received from the OCS, up to a maximum of the total amount of the grants received. The terms of the OCS grants require that we manufacture our products that are developed with such grants in Israel. In addition, we may not transfer the technology developed pursuant to the terms of these grants to third parties without the prior approval of a governmental committee.

Additionally, prior to being acquired by us in December 2001, eMation received grants from the Israeli Government through the Fund for the Encouragement of Marketing Activities, or Marketing Fund, in the aggregate amount of $1,200 and royalties in the aggregate amount of $600 have been repaid. As of September 30, 2005, $300 is accrued in other current liabilities.

BECAUSE OF THEIR SIGNIFICANT STOCK OWNERSHIP, OUR OFFICERS AND DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER OUR FUTURE DIRECTION.

Assuming the exercise of all stock options exercisable by them within 60 days of September 30, 2005, our officers and directors would have, in the aggregate, beneficially owned approximately 5.7 million shares, or approximately 17%, of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Our certificate of incorporation and by-laws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of 66 (2)/3% or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

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

Our board of directors approved a settlement agreement and related agreements which set forth the terms of a settlement among us, our officers and directors, the plaintiff class, the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with these companies. Among other provisions, the settlement agreement provides for a release of us and our officers and directors for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation we have to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made and the issuers and the plaintiffs have submitted to the Court a revised settlement agreement for approval. There is no assurance that the Court will grant final approval to the settlement.

If the settlement agreement currently before the Court, as revised in accordance with the preliminary approval order, is accepted by the Court, then we anticipate that any potential financial obligation we may have to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

Questra Patent Infringement Litigation

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

On September 14, 2005 we reached an agreement with Questra to settle all pending patent litigation between Axeda and Questra. Under the terms of the confidential settlement, the parties have agreed, among other things, to cross-license the patents that were involved in the litigation and to dismiss the pending claims with prejudice. The parties have also agreed to a two-year covenant prohibiting the companies from filing against each other any additional patent infringement suits. The parties have agreed to keep the terms of the settlement confidential except to the extent disclosure is required by the securities laws of the United States or any other applicable jurisdiction.

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

Item 2:  Unregistered Sales of Equity Securities  and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

Since July 1, 2005, we have been in default under the Laurus Secured Convertible Term Note, or Note, issued to Laurus Master Fund, Ltd, or Laurus, for failing to pay when due interest under the Note for June, July, August and September 2005, as well as the July, August and September 2005 principal payments. Article IV of the Note defines "Events of Default" as the failure to pay any installment of principal or interest within three days of the due date, and that upon the occurrence and continuance of an Event of Default, Laurus may make all sums of principal, interest and other fees then remaining unpaid immediately due and payable. In the event of such an acceleration, the amount due and owing to Laurus shall be one hundred twenty percent (120%) of the outstanding principal amount, plus accrued and unpaid interest and fees. In addition, the registration rights agreement entered into in connection with the Note states that if our shares are not traded on a "Trading Market", which does not include the "Pink Sheets", where our shares of common stock currently trade, then Axeda is obligated to issue certain warrants to Laurus, and our failure to do so also constitutes a default under the Note.

In a Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus, Laurus agreed to accept payment in full in cash of the outstanding principal and accrued and unpaid interest simultaneously with the closing of the JMI Asset Sale, in full satisfaction of our obligations (see discussion included herein at Part I, Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations). However, in the event bankruptcy proceedings are initiated by or against us prior to the closing of the JMI Asset Sale, the default penalties described above would resume.

Item 4: Submission of Matters To a Vote of Security Holders

The DRM Asset Sale cannot be completed unless, among other things, stockholders holding a majority of the outstanding shares of our common stock approve and adopt the transactions contemplated by the Asset Purchase Agreement. Therefore, a special meeting of stockholders of Axeda Systems Inc. will be held at The Holiday Inn, 31 Hampshire Street, Mansfield, MA 02048, on December 2, 2005 at 11:00 a.m., local time. Stockholders will be asked to approve and adopt the sale of substantially all of the assets, including technology, patents and other intellectual property, relating to our device relationship management, or DRM, business to ASOC Acquisition Corp. pursuant to the Asset Purchase Agreement dated as of September 1, 2005 by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc., Axeda IP, Inc. and ASOC Acquisition Corp. More information about the DRM Asset Sale is contained in the Definitive Proxy Statement filed with the SEC on October 31, 2005, which we encourage you to read in its entirety. A copy of the Asset Purchase Agreement is attached as Annex A to the Definitive Proxy Statement.

In addition, stockholders will be asked to approve an amendment to our certificate of incorporation to change the name of the company from Axeda Systems Inc. to ITA Holdings, Inc., which is also a requirement of the DRM Asset Purchase Agreement.

Item 5: Other Information
Not applicable.

Item 6: Exhibits
The exhibits listed on the Exhibit Index (following the Signatures section of this quarterly report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2005

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K):


     Exhibit Number       Exhibit Title
     --------------       -------------

          3.1           Amended and Restated Certificate of Incorporation, as amended.  (1)
          3.2           Bylaws of Axeda Systems Inc., as amended by the Board of Directors on February 22, 2002. (2)
          4.1           Agreement, dated as of May 4, 2005, by and between Axeda Systems Inc. and Laurus Master Fund, Ltd. (3)
          4.2           Common Stock Purchase Warrant, dated as of May 4, 2005, issued by Axeda Systems Inc. to Laurus Master Fund,
                          Ltd. (3)
          10.1          Letter of Intent dated June 29, 2005 between Axeda Systems, Inc. and JMI Equity Fund V, L.P. (4)
          10.2          Senior Secured Bridge Note Purchase Agreement dated as of July 8, 2005 by and among Axeda Systems Inc.,
                         Axeda Systems Operating Company, Inc., JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P. (4)
          10.3          Security Agreement dated as of July 8, 2005 by and among Axeda Systems Inc., Axeda Systems Operating
                         Company, Inc. JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. (4)
          10.4          Subsidiary Guaranty dated July 8, 2005 granted by Axeda Systems Operating Company, Inc. in favor of JMI
                         Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. (4)
          10.5          Grant of Security Interest in Patents and Trademarks dated as of July 8, 2005 made by Axeda Systems Inc.,
                         Axeda Systems Operating Company, Inc. and Axeda IP, Inc. to JMI Equity Fund V, L.P. and JMI Equity Fund V
                         (AI), L.P. (4)
          10.6          Amendment No. 1 to Security Agreement entered into and effective as of July 13, 2005 by and among Axeda
                         Systems Inc., Axeda Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P. and JMI Equity
                        Fund V (AI), L.P. (4)
         10.7          Amendment No. 1 to Subsidiary Guaranty entered into and effective as of July 13, 2005 by and among Axeda
                        Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P. and JMI Equity Fund V (AI), L.P.(4)
          10.8          Subordination Agreement dated as of July 8, 2005 by and among Axeda Systems Inc., JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. and Laurus Master Fund, Ltd. (4)
          10.9          Letter Agreement dated July 8, 2005 between Axeda Systems Inc. and Laurus Master Fund, Ltd. (5)
         10.10          Asset Purchase Agreement dated as of September 1, 2005 among Axeda Systems, Inc., Axeda Systems Operating
                         Company, Inc., Axeda IP, Inc. and ASOC Acquisition Corp. (7)
         10.11          Form of Voting Agreement dated September 1, 2005 and executed by ASOC Acquisition Corp. with each of the following stockholders: David Bennett, Paul Vais, Karen Kupfererg, James Hansen, Robert M. Russell, Jr.,
                         Richard MacKeen and Dale Calder.  (7)
         10.12          Senior Subordinated Secured Bridge Note Purchase Agreement dated as of September 1, 2005 by and among Axeda
                         Systems Inc., Axeda Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P. and JMI Equity
                         Fund V (AI), L.P.  (7)
         10.13          Amendment No. 1 to Senior Secured Bridge Note Purchase Agreement entered into effective as of September 1,
                         2005 by and among Axeda Systems Inc., Axeda Systems Operating Company, Inc., JMI Equity Fund V, L.P. and
                         JMI Equity Fund V (AI), L.P.  (7)
         10.14          Amended and Restated Security Agreement dated as of September 1, 2005 by and among Axeda Systems Inc.,
                         Axeda Systems Operating Company, Inc., Axeda IP, Inc., JMI Equity Fund V, L.P., and JMI Equity Fund V (AI),
                         L.P.  (7)
         10.15          Amended and Restated Subsidiary Guaranty dated as of September 1, 2005 granted by Axeda Systems Operating
                         Company, Inc. and Axeda IP, Inc. in favor of JMI Equity Fund V, L.P., and JMI Equity Fund V (AI), L.P. (7)
         10.16          Amended and Restated Subordination Agreement dated as of September 1, 2005 by and among Axeda Systems Inc.,
                         JMI Equity Fund V, L.P., JMI Equity Fund V (AI), L.P. and Laurus Master Fund, Ltd.  (7)
         10.17          Sublease dated as of September 9, 2005.  (8)
          16.1          Letter re Change in Certifying Accountant, dated September 7, 2005, from KPMG LLP to the Securities and
                         Exchange Commission.  (6)

         20.1          Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment 1).(9)

         31.1*            Certification of the Chief Executive Officer of Axeda Systems Inc. required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2*            Certification of the Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1*            Certification of the Chief Executive Officer and Chief Financial Officer of Axeda Systems Inc. required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(4) Incorporated by reference to the registrant's Current Report on Form 8-K dated July 8, 2005, as filed with the Securities and Exchange Commission on July 14, 2005.

(5) Incorporated by reference to the registrant's Current Report on Form 8-K/A dated July 8, 2005, as filed with the Securities and Exchange Commission on July 18, 2005.

(6) Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 7, 2005.

(7) Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 8, 2005.

(8) Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2005.

(9) Incorporated by reference to the registrant's Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment
     1) as filed with the Securities and Exchange Commission on October 31, 2005.

---
*        Filed herewith